Form 10-Q
period 2001-12-31
MAGMA DESIGN AUTOMATION INC
filed 2002-02-14
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File No.: 0-33213

MAGMA DESIGN AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0454924 (I.R.S. Employer Identification Number)

2 Results Way
Cupertino, California 95014
(Address of principal executive offices)

Telephone: (408) 864-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes   ☐ No   ☒

On February 4, 2002, 30,237,643 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2001

i

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$90,243	$14,713
Accounts receivable	8,576	2,548
Prepaid expenses and other current assets	1,449	2,417

Total current assets	100,268	19,678
Property and equipment, net	7,736	8,420
Other assets	1,585	1,191

Total assets	$109,589	$29,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,173	$2,805
Accrued expenses	8,702	6,937
Deferred revenue	10,534	7,652
Notes payable to bank, current portion	—	1,657

Total current liabilities	20,409	19,051
Notes payable to bank, non-current portion	—	29
Other long-term liabilities	140	533

Total liabilities	20,549	19,613

Redeemable convertible preferred stock	—	$88,570

Commitments and contingency
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 150,000,000 shares authorized and 29,959,086 and 11,052,182 shares issued and outstanding at December 31, 2001 and March 31, 2001, respectively	3	6
Additional paid-in capital	224,557	20,613
Deferred stock-based compensation	(9,543)	(7,753)
Notes receivable from stockholders	(5,551)	(134)
Accumulated deficit	(120,426)	(91,626)

Total stockholders’ equity (deficit)	89,040	(78,894)

Total liabilities and stockholders’ equity (deficit)	$109,589	$29,289

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenue:
Licenses	$12,257	$3,565	$25,831	$6,421
Services	1,630	195	4,293	351

Total revenue	13,887	3,760	30,124	6,772
Cost of revenue*	2,045	1,296	5,717	3,698

Gross profit	11,842	2,464	24,407	3,074

Operating expenses:
Research and development*	4,982	5,384	14,449	15,520
Sales and marketing*	6,643	5,179	18,110	16,997
General and administrative*	2,306	1,966	6,226	7,177

Total operating expenses	13,931	12,529	38,785	39,694

Operating loss	(2,089)	(10,065)	(14,378)	(36,620)

Interest income (expense):
Interest income	299	460	519	1,171
Interest expense	(100)	(62)	(186)	(176)
Interest expense—subordinated convertible promissory notes	(14,078)	—	(14,604)	—

Interest income (expense), net	(13,879)	398	(14,271)	995

Net loss before income taxes	(15,968)	(9,667)	(28,649)	(35,625)
Income taxes	(61)	(58)	(151)	(194)

Net loss	(16,029)	(9,725)	(28,800)	(35,819)
Less: preferred stock dividend	—	—	(5,814)	—

Net loss attributable to common stockholders	$(16,029)	$(9,725)	$(34,614)	$(35,819)

Net loss per common share, basic and diluted	$(0.84)	$(1.03)	$(2.61)	$(5.10)

Weighted average shares, basic and diluted	19,064	9,475	13,285	7,028

*Amortization of stock-based compensation included in expense component:
Cost of revenue	$18	$25	$33	$60
Research and development	440	186	970	761
Sales and marketing	955	(79)	1,500	626
General and administrative	888	316	2,103	1,150

	$2,301	$448	$4,606	$2,597

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(28,800)	$(35,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,343	2,316
Provision for doubtful accounts	—	(25)
Amortization of debt discount and issuance costs	2,154	—
Accrued interest on subordinated convertible notes	613	—
Interest expense – beneficial conversion feature of subordinated convertible promissory notes	11,837	—
Accrued interest on notes receivable from stockholders	(56)	(9)
Amortization of stock-based compensation	4,606	2,597
Change in operating assets and liabilities:
Accounts receivable	(6,028)	155
Prepaid expenses and other current assets	(2,361)	(1,542)
Accounts payable	(1,632)	2,069
Accrued expenses	1,621	(970)
Deferred revenue	2,882	3,039
Other long-term liabilities	11	(99)

Net cash used in operating activities	(11,810)	(28,288)

Cash flows from investing activities:
Purchase of property and equipment	(2,659)	(5,315)
Purchase of investment	(500)	—
Other assets	106	(281)

Net cash used in investing activities	(3,053)	(5,596)

Cash flows from financing activities:
Proceeds from issuance of notes payable to bank	—	1,500
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	5	29,099
Proceeds from initial public offering of common stock, net	67,432	—
Proceeds from issuance of subordinated notes and warrants	24,781	—
Proceeds from issuance of common stock	289	239
Repurchase of subsidiary stock	(402)	—
Proceeds from repayment of note receivable from stockholders	25	54
Repurchase of common stock	(21)	(41)
Redemption of preferred stock	(30)	—
Repayment of notes payable to bank	(1,686)	(958)

Net cash provided by financing activities	90,393	29,893

Increase (decrease) in cash and cash equivalents	75,530	(3,991)
Adjustment to conform year end of pooled company	—	(740)
Cash and cash equivalents at beginning of period	14,713	30,409

Cash and cash equivalents at end of period	$90,243	$25,678

Supplemental disclosure:
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock	$88,570	$—

Issuance of redeemable convertible preferred stock warrants in connection with debt financing	$—	$48

Deferred stock based compensation	$6,253	$5,134

Issuance of common stock on exercise of stock options for notes receivable from stockholders	$5,400	$—

Preferred stock dividend	$5,814	$—

Cash paid for:
Interest	$216	$176

Taxes	$151	$194

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments, except as noted) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the fiscal 2001 consolidated financial statements and notes included in the Company’s Prospectus dated November 19, 2001.

Note 2.    Stockholders’ Equity

Initial public offering

On November 26, 2001 the Company closed its initial public offering (“IPO”) of 5,577,500 shares of common stock at a price of $13.00 per share and received net proceeds of $67,432,000. As a result the closing of the IPO the following actions occurred: (1) conversion of all of the Company’s 9,183,644 shares of redeemable convertible preferred stock into 9,770,889 shares of common stock, (2) conversion of $25,000,000 of subordinated convertible promissory notes (the “Notes”) and related accrued interest of $613,000 through November 20, 2001 at a price of $8.71 per share into 2,940,656 shares of common stock, (4) recognition of a non-cash interest expense of $11,837,000 related to a beneficial conversion feature of the Notes by increasing additional paid-in capital, (5) amortization of the remaining balance of debt discount and issuance costs related to the Notes, which was $1,960,000 at September 30, 2001, (6) transfer of $3,329,000 estimated deferred S-1 issuance costs related to the IPO from prepaid expenses and other current assets to additional paid-in capital, (7) expiration of warrants to purchase 164,081 shares of Series D preferred stock and 4,788 shares of Series F-2 preferred stock, and (8) conversion of warrants to purchase 40,317 shares of Series C stock and 5,636 shares of Series D preferred stock into warrants to purchase the same number of shares of common stock. In addition, the Company filed an Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of common stock and preferred stock to 150,000,000 shares and 5,000,000 shares, respectively, changed the par value of both to $.0001 per share, and deleted the provisions relating to all series of preferred stock previously authorized or outstanding.

Stock options granted

In November 2001, the Company granted an option to purchase 100,000 shares of its common stock as compensation for participation on certain Company advisory boards to a company that is also a customer. The option vests over the two-year period that the customer has agreed to participate as a member of these advisory boards. The Company is accounting for the options in accordance with EITF Consensus 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Because of the future vesting and performance commitments of the customer, compensation expense will be subject to variability in relation to the market value of the Company’s common stock. Total revenue recognized from this customer through December 31, 2001 was $2,853,000, and as of December 31, 2001, deferred revenue and accounts receivable related to this customer was $501,000 and $1,489,000, respectively.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock incentive plans

2001 stock incentive plan

Upon the closing of the IPO, the 2001 stock incentive plan (“2001 Option Plan”), which was approved by the stockholders in August 2001, became effective. Under the 2001 Option Plan the Company may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, stock appreciation rights (“SARs”) or unit awards (“Stock Units”) based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Option Plan is 2,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. Such shares may be authorized but unissued shares or treasury shares. As of January 1 of each year, commencing with the year 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Option Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6,000,000 shares of common stock, or any lesser number as is determined by the board of directors. A committee of the board of directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options.

1997 and 1998 stock incentive plans

As a result of the 2001 Option Plan becoming effective, no shares of the Company’s common stock will remain available for future issuance under the 1997 and 1998 stock incentive plans. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance.

In October 2001, the Company’s President exercised options to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. If the President is still employed by the Company on any anniversary of his date of hire after a liquidity event occurs or if he is terminated other than for cause before a liquidity event, up to $2.7 million of this note will be forgiven. A liquidity event means a sale of the Company or an initial public offering of the Company’s common stock and the expiration of any lock-up period imposed by such a transaction that restricts the sale of the President’s shares. The forgivable portion of the note will be recorded as a charge to compensation expense over the five-year term of the note.

In November 2001, the Company’s Vice President – Sales exercised options to purchase 85,713 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $900,000 bearing interest of 5.5% per annum and due in February 2006. If the Vice President – Sales is still employed by the Company on any anniversary of his date of hire after a liquidity event occurs or if he is terminated other than for cause before a liquidity event, up to $540,000 of this note will be forgiven. A liquidity event means a sale of the Company or an initial public offering of the Company’s common stock and the expiration of any lock-up period imposed by such a transaction that restricts the sale of the shares of the Vice-President – Sales. The forgivable portion of the note will be recorded as a charge to compensation expense over the five-year term of the note.

Employee stock purchase plan

As a result of the IPO, the 2001 employee stock purchase plan (“2001 Purchase Plan”), which the stockholders approved in August 2001, became effective. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan will be implemented by a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their defined compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. The first accumulation period ended on January 31, 2002.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 1,000,000 shares of common stock have been reserved for issuance under the 2001 Purchase Plan. The number of shares reserved for issuance will be increased on the first day of each fiscal year through 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the board of directors.

Note 3.    Notes Payable to Bank

In November 2001, the Company repaid all outstanding principal borrowings and related accrued interest on its notes payable to bank, thereby obtaining the release of all security held under such borrowings.

Note 4.    Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS 128, “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the if-converted method. The diluted net loss per share is the same as the basic net loss per share for all periods presented because potential common shares, composed of common stock issuable upon exercise of stock options and warrants and upon conversion of preferred stock, are not considered when their effect is antidilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2001 and 2000 because their effect would have been antidilutive:

	December 31
	2001	2000
Shares issuable under stock option plans	4,142,095	2,939,716
Shares of common stock issued pursuant to stock option plans and subject to repurchase	724,232	843,614
Shares of common stock purchased by founders and subject to repurchase	133,572	530,095
Shares of preferred stock on an “as if” converted basis	—	9,185,705
Shares issuable pursuant to warrants to purchase preferred stock	—	239,617
Shares issuable pursuant to warrants to purchase common stock	45,953	—

The weighted-average exercise price of stock options outstanding as of December 31, 2001 and 2000 was $7.333 and $7.457, respectively. The weighted-average repurchase prices of founders’ common stock outstanding as of December 31, 2001 and 2000 was $0.0001 and $ 0.00117, respectively. The weighted average repurchase price of common stock issued pursuant to stock option plans outstanding as of December 31, 2001 and 2000 was $7.646 and $0.552, respectively. The weighted-average exercise price of preferred stock warrants outstanding as of December 31, 2000 was $13.177. The weighted-average exercise price of common stock warrants outstanding as of December 31, 2001 was $8.160.

Note 5.    Contingency

The Company is a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The plaintiff seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. The Company filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. The Company intends to vigorously defend itself against the allegations. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and notes thereto contained in the Company’s Prospectus dated November 19, 2001, filed with the Securities and Exchange Commission (“SEC”).

The following discussion of our financial condition and results of operations contains forward-looking statements. These statements relate to future events or our future financial performance. When used in this discussion, the words ““will”, “should”, “expects”, “anticipates”, “believes”, “estimates”, “plans”, negatives of terms like these, and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sources of revenue, our expected net losses, our expected expenditures and growth of expenditures, expected decreases in operating expenses as a percentage of total revenue, our expected cash flows, our expected increases in our operating expenses, the growth of our business and operations, our expected costs of revenue, the type of licenses we expect to enter into, the services we will offer, our expected reliance on a small number of customers, the expansion of our customer base and number and amount of license contracts, the expected effects of the adoption of recent accounting pronouncements on our financial statements, the adequacy of our capital resources, the adequacy of our office space, our ability to meet our capital expenditure requirements, possible acquisitions and our ability to successfully integrate the business, operations and products that we acquire, our ability to obtain additional financing, our ability to become profitable, our expected uses of the proceeds from our initial public offering, and expected impact of changes in market interest rates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These statements involve known or unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our reliance on a limited number of customers, our ability to renew licensing agreements, the adoption of Blast Fusion by circuit designers, our ability to develop and achieve market acceptance of new products, our ability to expand our operations internationally, our ability to compete with established competitors, our ability to recruit and retain qualified employees, the availability of additional financing and the terms and conditions of such financing arrangements, changes in market interest rates and the impact of California’s energy problems. Additional factors, which could cause results to differ materially, include the matters discussed in “Factors That May Affect Results” set forth at the end of this Item 2, the Risk Factors set forth in our Prospectus dated November 19, 2001, and those contained in our other filings with the SEC. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Sources of Revenue

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex deep submicron integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries.

We generate revenue from two sources: software licenses and services. We derive software license revenue from our design and implementation software products, which include Blast Fusion and Blast Chip. We have generated revenue from our analysis and verification software products, CircuitScope and GateScope, but we have discontinued the development, marketing and licensing of CircuitScope and are not actively marketing GateScope at the present time. We are focusing our efforts on integrating the GateScope technology into our Blast Fusion architecture.

We derive services revenue primarily from:

•	consulting and training for our design and implementation software products; and

•	maintenance revenue from our analysis and verification software products.

Our standard perpetual license agreement and our new unbundled license agreements include maintenance, generally for a one-year period.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We derive license revenue primarily from our design and implementation software, and to a much lesser extent, from our analysis and verification products. Through June 30, 2001, we licensed our design and implementation software products only under time-based licenses. Beginning in the quarter ended September 30, 2001, we also began licensing these products under perpetual licensees as we expanded our customer base to include smaller companies and companies requiring fewer licenses. We license our analysis and verification software products primarily under perpetual licenses.

License revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable and there are no remaining obligations other than maintenance. For licenses where vendor specific objective evidence for maintenance exists, license revenue is recognized up front using the residual method. As a result, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where vendor specific objective evidence for maintenance does not exist, license revenue is recognized ratably over the maintenance term.

Prior to June 30, 2001, we bundled maintenance into our time-based license agreements for our design and implementation software products for the entire license term, and as such vendor specific objective evidence of fair value did not exist for each element of the arrangement. Therefore, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms, we recognize revenue to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

In addition to continuing to offer time-based licenses bundled with maintenance, starting in the quarter ended September 30, 2001, we have unbundled maintenance from some of our time-based licenses by including maintenance for only the first year of the license term. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreement. In these unbundled licenses, the aggregate renewal period is greater than the initial bundled maintenance period. The renewal rate is vendor specific objective evidence of the fair value of maintenance; therefore, where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

License revenue from our perpetual licenses is recognized using the residual method. Revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided there are no uncertainties surrounding the product’s acceptance, the fee is fixed and determinable, collectibility is probable and we have no remaining obligations other than maintenance.

Services revenue

We derive services revenue primarily from consulting and training for our design and implementation software products and to a lesser extent from maintenance of our analysis and verification software products. To a limited degree we also derive services revenue from maintenance provided under our new unbundled time-based and perpetual license agreements for our design and implementation software products. Our standard perpetual license agreement and our new unbundled license agreements include maintenance, generally for a one-year period. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. After the initial maintenance term, maintenance can be renewed annually at the renewal rate specified in the agreement.

Cost of Revenue and Operating Expenses

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services.

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. We expect research and development expense to increase in absolute dollars as we experience growth in our business.

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs of sales and marketing personnel, sales commissions, tradeshows and other marketing activities. We expect sales and marketing expenses to increase in absolute dollars as we experience growth in our business.

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting. We expect general and administrative expense to increase in absolute dollars to support the anticipated growth of our business and our operations as a public company.

In connection with the grant of stock options in the first nine months of fiscal 2002, we recorded an aggregate of $6.3 million in deferred stock compensation within stockholders’ equity. These options were considered compensatory because the deemed fair value was greater than the exercise prices determined by the board of directors on the date of grant. As of December 31, 2001, deferred stock-based compensation was $9.5 million, of which we expect to amortize $2.4 million for the remainder of fiscal 2002, $5.2 million in fiscal 2003, $1.7 million in fiscal 2004, and $0.2 in fiscal 2005. The amortization amounts are included in, and allocated among, the various expense categories based on the primary activity of the individuals who received the option grants.

We have incurred significant costs to develop our technology and products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception and had an accumulated deficit of $120.4 million as of December 31, 2001. Because we intend to continue to invest heavily in research and development and sales and marketing, we expect to continue to incur operating losses for the foreseeable future.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenue:
Licenses	88.3%	94.8%	85.7%	94.8%
Services	11.7	5.2	14.3	5.2

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue	14.7	34.5	19.0	54.6

Gross margin	85.3	65.5	81.0	45.4

Operating expenses:
Research and development	35.9	143.2	48.0	229.2
Sales and marketing	47.8	137.7	60.1	251.0
General and administrative	16.6	52.3	20.7	106.0

Total operating expenses	100.3	333.2	128.8	586.2

Operating loss	(15.0)	(267.7)	(47.8)	(540.8)
Interest income (expense), net	(100.0)	10.6	(47.3)	14.7

Net loss before income taxes	(115.0)	(257.1)	(95.1)	(526.1)
Income taxes	(0.4)	(1.5)	(0.5)	(2.8)

Net loss	(115.4)%	(258.6)%	(95.6)%	(528.9)%

Non-cash stock based compensation expense included above	16.7%	11.9%	15.3%	38.3%

Revenue

Total revenue for the three and nine months ended December 31, 2001 were $13.9 million and $30.1 million, respectively, compared to $3.8 million and $6.8 million for the same periods ended December 31, 2000. Of the total revenue recognized during the three and nine months ended December 31, 2001, $5.8 million and $17.7 million, respectively, was derived from license agreements executed prior to April 1, 2001. While we have focused primarily on ratable time-based license agreements, we also began to enter into perpetual licenses and unbundled time-based license agreements during the quarter ended September 30, 2001. Although we plan to enter into both unbundled and ratable time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from ratable time-based license agreements.

License revenue

License revenue accounted for $8.7 million and $19.4 million of the increase in total revenue for the three and nine months ended December 31, 2001 as compared to the same periods in the prior year. This increase was primarily due to an increase in license revenue from our design and implementation software, specifically Blast Fusion and to a lesser extent from Blast Chip, which was first shipped in May 2000. Of the increase for the three months ended December 31, 2001, $2.0 million and $3.2 million, respectively, were derived from perpetual licenses and unbundled time-based license agreements using the residual method under which revenue is recognized more rapidly. Of the increase for the nine months ended December 31, 2001, $2.7 million and $4.5 million, respectively were derived from perpetual licenses and unbundled time-based license agreements. The remaining increases during these periods were derived from our ratable time-based license agreements. For the nine months ended December 31, 2001, the license revenue from CircuitScope and GateScope, our analysis and verification products, declined from $0.8 million to $0.2 million. Because we discontinued the development, marketing and licensing of

CircuitScope in January 2001 and have discontinued the marketing and licensing of GateScope, we expect revenue from such analysis and verification products to continue to decline

Services revenue

Services revenue for the three and nine months ended December 31, 2001, increase by $1.4 million and $3.9 million, respectively, compared to the same periods in the prior year. These increases are primarily due to consulting services provided to licensees of our design and implementation software products. Although we intend to continue to offer these consulting services, we do not expect revenue from these services to grow significantly.

Costs of revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. To date, the cost of service revenue for analysis and verification products has been insignificant. Total cost of revenue increased to $2.0 million and $5.7 million, or 14.7% and 19.0% of revenue, for the three and nine months ended December 31, 2001, respectively, from $1.3 million and $3.7 million, or 34.5% and 54.6% of revenue, for the same periods ended December 31, 2000. This increase in absolute dollars is primarily due to costs associated with additional support required by our expanding customer base. While we expect such costs to increase in absolute dollars, we also expect the cost as a percentage of revenue to decline as our business grows.

Operating Expenses

Research and development

Research and development expense decreased to $5.0 million and $14.4 million, or 35.9% and 48.0% of total revenue, for the three and nine months ended December 31, 2001, respectively, from $5.4 million and $15.5 million, or 143.2% and 229.2% of total revenue, for the same periods ended December 31, 2000. The decrease of $0.4 million for the three months ended December 31, 2001 compared to the same period ended December 31, 2000 was primarily due to a $0.2 million reduction in outside service and software related expense, a $0.2 million reduction in engineering personnel related expenses, and a $0.2 million reduction in facility related costs. These reductions were partially offset by a net increase of $0.2 million in various other expenses. This reduction is also a continuation of the trend in the previous six-month period when the reduction in outside services was $1.1 million. In addition, research and development expense includes amortization of stock based compensation of $0.4 million and $1.0 million for the three and nine months ended December 31, 2001, respectively, or an increase of approximately $0.3 million and $0.2 million, respectively, from the same period in the prior year. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material. We expect research and development expense to increase in absolute dollars as our business expands. We also expect research and development expense as a percentage of total revenue to decrease over time.

Sales and marketing

Sales and marketing expense increased to $6.6 million and $18.1 million, or 47.8% and 60.1% of total revenue, for the three and nine months ended December 31, 2001, respectively, from $5.2 million and $17.0 million, or 137.7% and 251.0% of total revenue, for the same periods ended December 31, 2000. The increase of $1.5 million for the three-month period ended December 31, 2001 as compared to the prior year period is due to several factors. First, amortization of stock based compensation for this period increased by $1.0 million to $1.0 million. Commission expense for our direct sales personnel also increased $1.0 million to $1.6 million due to increased sales activity. Sales and marketing expense for the nine months ended December 31, 2001 increased by $1.1 million compared to the same period in the prior year. Commission expense for this period increased by $3.1 million, and amortization of stock based compensation increased by $0.9 million to $1.5 million. These increases were partially offset by a reduction of $0.2 million in industry trade show related expense and a reduction of $1.6 million in distribution commission expense, which includes a $0.7 million credit associated with the termination of a distribution agreement.

We expect sales and marketing expense to increase in absolute dollars as our customer base and the number and amount of our license contracts expand. We also expect sales and marketing expense as a percentage of total revenue to decrease over time.

General and administrative

General and administrative expense increased to $2.3 million or 16.6% of total revenue, for the three months ended December 31, 2001 from $2.0 million, or 52.3% of total revenue, for the same period ended December 31, 2000. The increase of $0.3 million for the three months ended December 31, 2001 is due primarily to an increase of stock based compensation of $0.6 million, which was partially offset by a decrease in outside service expense mainly for accounting, recruiting, and software consulting.

General and administrative expenses decreased to $6.2 million or 20.7% of total revenue, for the nine months ended December 31, 2001 from $7.2 million, or 106.0% of total revenue, for the same period ended December 31, 2000. Of the net decrease of $1.0 between these periods, outside services expense decreased by $1.4 million, and facility and support costs applicable to general and administration decreased by $0.5 million. Such decreases were partially offset by an increase in stock based compensation expense of $1.0 million to $2.1 million for the nine months ended December 31, 2001.

We expect general and administrative expense to increase in absolute dollars as a public company. We also expect general and administrative expense as a percentage of total revenue to decrease over time.

Interest Income (Expense), Net

Interest income decreased to $0.3 million and $0.5 million for the three and nine months ended December 31, 2001, respectively, from $0.5 and $1.2 million for the same periods ended December 31, 2000, primarily due to significantly lower market interest rates from high grade investments and less funds being available for investment on average during the nine months ended December 31, 2001 compared to the same period last year. Interest expense for the three and nine months ended December 31, 2001 remained relatively constant at under $0.2 million as compared to the same periods ended December 31, 2000. The three and nine months ended December 31, 2001 included non-cash charges of $14.1 million and $14.6 million, respectively, related to the $25.0 million subordinated convertible promissory notes issued in July and August 2001. Such charges will not be incurred in future periods since the promissory notes were automatically converted into common stock on the completion of our initial public offering in November 2001.

Income Taxes

From inception through December 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the net deferred tax assets will be realized.

Preferred Stock Dividend

In July 2001, we recorded a non-cash preferred stock dividend of $5.8 million resulting from an agreement with our Series D and E-4 preferred stockholders to increase their conversion ratio from 1-to-1 to 1-to-1.15 in exchange for a reduction in their liquidation preference. The dividend was calculated by multiplying the increase in the number of shares of common stock into which the Series D and E-4 preferred stock will convert by the fair value of our common stock at the date our board of directors approved the adjustment to the conversion ratio.

Liquidity and Capital Resources

As of December 31, 2001, working capital was $79.9 million compared to $0.6 million as of March 31, 2001. Cash and cash equivalents as of December 31, 2001 were $90.2 million compared to $14.7 million as of March 31, 2001, or an increase of $75.5 million.

Net cash used in operating activities was $11.8 million for the nine months ended December 31, 2001, compared to $28.3 million for the nine months ended December 31, 2000. Cash used in operating activities was primarily due to net losses, as well as changes in accounts receivable, accounts payable, deferred revenue, accrued expenses, and accounts payable. In addition, significant non-cash related adjustments for the nine months ended December 31, 2001 which did not occur in the same period of last year include $11.8 million interest expense related to the beneficial conversion feature of our $25.0 million subordinated convertible promissory notes sold in July and August 2001, $2.2 million amortization of debt discount and issuance costs and $0.6 million accrued interest, both of which also related to such promissory notes. Other non-cash related adjustments include amortization of stock-based compensation of $4.6 million and $2.6 million and depreciation and amortization of $3.3 million and $2.3 million for the nine months ended December 31, 2001 and 2000, respectively.

Net cash used in investing activities was $3.1 million for the nine months ended December 31, 2001, compared to $5.6 million for the nine months ended December 31, 2000. Cash used in investing activities was primarily for purchases of property and equipment, with the reduction of such purchases being the primary factor contributing to the change between the periods.

Cash provided by financing activities was $90.4 million for the nine months ended December 31, 2001, compared to $29.9 million for the nine months ended December 31, 2000. Cash provided by financing activities for the nine months ended December 31, 2001, was primarily related to the $67.4 million of net proceeds from our initial public offering combined with $24.8 million proceeds from the issuance of subordinated notes and warrants. In the nine months ended December 31, 2000, the primary source of financing activities was $29.1 million of proceeds from the issuance of redeemable convertible preferred stock and the exercise of warrants.

Our principal source of liquidity is our cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital expenditure requirements for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 20, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect our interim condensed consolidated financial statements.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the

Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APR 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

Factors that May Affect Results

We have a history of losses and an accumulated deficit of approximately $120.4 million as of December 31, 2001. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

We have incurred net losses of approximately $120.4 million as of December 31, 2001. We expect to continue to incur net losses in the foreseeable future. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. We have a limited history of generating revenue from our software products. As a result of our short operating history, we have limited financial data that you can use to evaluate our business. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in their early stages of development.

Our lengthy sales cycle is unpredictable and can range from three to six months or more. This lengthy and unpredictable sales cycle makes it difficult for us to forecast revenue and increases the variability of quarterly fluctuations, which could cause our stock price to decline.

Customers for electronic design automation software typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software tools and in benchmarking our tools against those of our competitors. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and six months or more. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue, and our revenue could decline due to the delay of customer orders or the failure of existing customers to renew licenses.

Our business and financial condition depends on a limited number of customers. Four customers accounted for approximately 49% of our revenue in fiscal 2001, with each of these customers accounting for at least 10% of our total revenue in fiscal 2001. For the nine months ended December 31, 2001, two customers accounted for approximately 35.0% of our revenue, with each of these customers accounting for over 10% of our total revenue for that period.

We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers its orders, or fails to renew its relationship with us, our business and operating results would be harmed.

We license our software products to our customers and provide technical support. Most of our customers license our software under a three-year licensing agreement. All of our licensing agreements automatically expire at the end of the term unless the customer renews the license with us. As many of our licensing agreements are still within their initial term, we cannot predict what the renewal rate may be. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our licensing agreements allow those customers to terminate an agreement prior to its expiration under limited circumstances; for example, if our products do not meet specified performance requirements or goals. We expect a significant amount of our revenue to be generated from these licensing agreements. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

Because many of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability.

Many of our competitors, including Avant!, Cadence and Synopsys, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers have already made in their current design flows. If we are unable to gain additional market share due to these pre-existing relationships with our potential customers, our operating results could be harmed.

Our quarterly results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is likely that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders;

•	the structure and mix of our product license agreements;

•	our ability to recognize revenue in a given quarter;

•	the mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements;

•	the mix of our license and services revenue agreements;

•	our ability to gain new customers and retain existing customers;

•	changes in our pricing policies or those of our competitors;

•	changes in the level of our operating expenses to support any future growth;

•	the timing of product releases or upgrades by us or our competitors; and

•	changes in the interpretation of the authoritative literature under which we recognize revenue.

For example, if our competitors change their pricing policies, we may be forced to reduce our pricing or modify our pricing structure in response. This in turn could cause our quarterly results to differ from those originally anticipated. Also, we base our operating expense levels in part on our expectations of future revenue levels. If revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter. We also devote substantial resources to obtaining new customers. If we fail to obtain a particular customer order when anticipated, it would harm our operating results for that quarter.

Although to date we have focused primarily on bundled time-based license agreements, we began to enter into perpetual and unbundled time-based license agreements during the quarter ended September 30, 2001. Revenue under these agreements is recognized using the residual method, which typically results in recognition of a larger amount of revenue in the quarter in which the license is granted as compared to our standard time-based licenses. Our quarterly results will likely fluctuate as a result of the mix of license agreements. We recognize revenue from our bundled time-based licenses ratably over the term of the agreement, which is typically three years, once the license has been signed and the product delivered. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

Our operating results will be significantly harmed if chip designers do not adopt Blast Fusion.

To date, Blast Fusion has accounted for a significant majority of our revenue since inception. We believe that revenue from Blast Fusion and related products will account for most of our revenue for the foreseeable future. If integrated circuit designers do not adopt Blast Fusion, our operating results would be significantly harmed. We must continue market penetration of Blast Fusion to achieve our growth strategy.

Our products are not applicable to all design processes. For example, our products are not applicable to functions such as logic simulation, formal verification or full-feature custom layout editing. Although some of our customers use front-end products, most of our customers license Blast Fusion to do the physical design step of designing an integrated circuit.

Defects in our products could result in a decrease of customers and revenue, unexpected expenses and loss of competitive market share.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products, which also contain complex software. If the software we provide to customers does not meet performance requirements, our customer relationships may suffer. Complex software often contains errors. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	delayed or lost revenue; and

•	product liability claims.

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Our current licensing agreements contain provisions to provide for a limited warranty, which provides the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business. We currently do not carry product liability insurance. Also, a limited number of our contracts include specified ongoing performance criteria. We expect a significant amount of our revenue to be generated from these licensing agreements. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue.

Difficulties in developing and achieving market acceptance of new products and delays in planned release dates of our software products and upgrades may harm our business.

If we fail to develop additional products, our business and operating results could suffer. We may not have the financial resources necessary to fund future innovations. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we cannot successfully develop and market new products, or if we fail to do so in a timely manner, our reputation and ability to grow our business would suffer.

A significant portion of our business is conducted internationally. This international concentration could expose us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 23.4% of our total revenue from sales outside North America for the nine months ended December 31, 2001. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in dispersed locations in Europe, the Middle East and the Asia/Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales growth; and

•	the effects of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause adverse unexpected revenue fluctuations.

Future changes in accounting standards, specifically those affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall.

Our future success will depend on our ability to keep pace with the rapidly evolving technology standards of the semiconductor industry. If we are unable to keep pace with rapidly changing technology standards, our products could be rendered obsolete, which would cause our operating results to decline.

The semiconductor industry has made significant technological advances. In particular, recent advances in deep submicron technology have required electronic design automation companies to continuously develop new products and enhance existing products. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technologic developments and evolving industry standards; and

•	address the increasingly sophisticated needs of our customers.

If we are unable, for technical, legal, financial or other reasons, to respond in a timely manner to changing market conditions or customer requirements, our business and operating results could be seriously harmed.

We may not be able to hire the number of engineering personnel required by our customers, which would harm our ability to achieve our growth strategy. Also, because competition for qualified personnel is intense in our industry, we may not be able to recruit necessary personnel, which could impact the development or sales of our products.

We have experienced, and may continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers or we cannot hire additional engineers, we will be unable to increase our sales or implement or maintain our growth strategy.

Our success will also depend on our ability to attract and retain senior management, sales, marketing and other key personnel. Because of the intense competition for such personnel, it is possible that we will fail to retain our key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. This could harm the market’s perception of our business and our ability to achieve our business goals.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, and we may be unable to recruit and retain these personnel.

Rajeev Madhavan, our chief executive officer, Roy E. Jewell, our president and chief operating officer, and Hamid Savoj, our vice president - product development, as well as our technical, sales and marketing personnel, are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of our new executives or any new personnel could disrupt our ongoing operations.

If we fail to maintain competitive stock option packages for our employees, or if our stock declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. If our stock price declines due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, our stock option incentives may lose value to key employees, and we may lose these employees or be forced to grant additional options to retain them. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	potential compensation charges against the company, which could negatively impact our operating results.

Our growth places a significant strain on our management systems and resources, and if we fail to manage this growth, our business will be harmed.

The growth that we have experienced has placed a significant strain on our management, administrative and financial resources. We have also significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. Our failure to manage growth could delay execution of our business plan or disrupt our operations. We believe we have sufficient office space to meet our current needs. However, if we need additional space, it may be difficult and expensive to find a satisfactory corporate location in the very competitive Silicon Valley office leasing market.

We intend to further penetrate the customer-owned tooling market. If we cannot successfully penetrate this market or manage the costs associated with penetrating this market, our operating results may suffer.

We continue to broaden the focus of our sales efforts to include customer-owned tooling companies, which are companies that both design the logic and implement the physical design of an integrated circuit. Once the chip is designed, the customer-owned tooling company contracts with a foundry that will manufacture the chip based on a mask owned and provided to the foundry by the company. Customer-owned tooling companies tend to be smaller companies than our initial customers and may require fewer licenses from us. We have limited experience with these types of customers, and the costs associated with obtaining these customers may increase our operating expenses. If we cannot successfully penetrate the customer-owned tooling market or successfully manage the costs associated with obtaining customers in this market, our business and operating results may suffer.

We have incurred high customer engagement and support costs, and the failure to manage these costs could harm our operating results.

Because of the complexity of our products, we typically incur substantial costs when engaging a new customer. We also incur high field application engineering support costs to assist customers in their evaluations of our products. In the past, we have also provided substantial sales commission incentives to encourage and reward our sales employees for obtaining customer license agreements. If we fail to manage our customer engagement and support costs or the costs associated with our commission incentives, our operating results could suffer. We also expect sales and marketing expense to increase as we intensify our sales efforts. Our sales and marketing activities may not yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur.

Our gross margin may decrease if we incur higher than expected costs associated with providing design and support services.

Our gross margin depends in part on the costs we incur in providing design and support services. For example, increased demand by our customers for design and support services may negatively impact our gross margins because of the increased costs of providing design services and costs associated with attracting and retaining the requisite engineering resources to provide these services. Our gross margin may decrease if we are unable to manage support costs associated with new license agreements or the mix of license and services revenue we generate. Also, it is difficult to predict the cost and schedule of the support required under our license or design agreements because of the technical nature of the work to be performed under those contracts. We may enter into contracts that prove to be technically unfeasible or may result in losses because the cost of resources to complete the agreement exceeds the contract price. Failure by us to perform under the terms of our agreements may cause us to lose customers and revenue.

We have discontinued our CircuitScope product line and we are no longer actively marketing our GateScope software as a separate product. Although we are integrating GateScope into our Blast Fusion flow, we expect revenue from these products, formerly offered by Moscape as standalone products, to decline.

In August 2000, we merged with Moscape, Inc., a provider of analysis and verification software products to secure Moscape’s signal integrity technology and its development engineering team. The merger with Moscape could cause our customers to be uncertain about the direction of our product development efforts and our ability to support the products previously offered by Moscape prior to the acquisition. In January 2001, we discontinued the development and marketing of Moscape’s CircuitScope product line, which accounted for the majority of Moscape’s revenue, because the product line did not fit with the requirements of our current or target customers. The discontinuation of CircuitScope will cause our revenue and operating results from Moscape to decline. We have also discontinued the marketing and licensing of GateScope as a separate product. Instead, we are focusing our development efforts on integrating the GateScope technology into our Blast Fusion architecture. Historical revenue from our Moscape products cannot be relied upon as an indication of future revenue from these products as we expect revenue from these products to decline.

We may have difficulty assimilating technology, personnel and operations from any future acquisitions, and these difficulties may disrupt our business and divert management’s attention.

The Moscape merger is our only merger to date, and we have discontinued the development, marketing and licensing of Moscape’s CircuitScope product line and have also discontinued the marketing and licensing of GateScope as a separate product. We may pursue other acquisitions that we believe may complement our business. The integration of the separate operations of our company and an acquisition partner could divert management’s attention from the day-to-day operations of the combined company. Also, we may not be able to retain key management, technical and sales personnel after an acquisition. We may not realize all of the anticipated benefits of future acquisitions.

Our products incorporate software licensed from third parties, and if we lose or are unable to maintain any of these software licenses, our product shipments could be delayed or reduced.

We use software such as front-end language processing, license keying software and schematic viewing software, which we license from third parties. We have also licensed the rights to some technologies from various universities, including the Technical University of Eindhoven, Delft University and the University of California at Berkeley. These third-party software licenses may not continue to be available on commercially reasonable terms, or at all. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products, we could be required to cease or delay product shipments while we seek to develop alternative technologies.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To successfully implement our business strategy, we must provide products that can interface with the software of other electronic design automation software companies. Our competitors may not support our or our customers’ efforts to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into a customer’s design flow. Currently, our software is designed to interface with the existing software of Avant!, Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products over those of competitors offering a broader set of products, or if we are unable to convince other semiconductor companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. Currently, three of our patent applications have been allowed and we have 12 patent applications pending in the United States, including two provisional patent applications. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

•	our pending patent applications may not be issued;

•	competitors may independently develop similar technologies or design around our patents;

•	patents issued to us may not be broad enough to protect our proprietary rights; and

•	any issued patent could be successfully challenged.

We rely on trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, it could harm our ability to compete and generate revenue.

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time–consuming, and we may be unable to determine the extent of this unauthorized use.

Also, the laws of other countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for it, which would harm our competitive position and market share.

We may face intellectual property infringement or other claims against us or our customers that could be costly to defend and result in our loss of significant rights.

Many of our contracts contain provisions indemnifying our customers from third party intellectual property infringement claims. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time–consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non–infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non–infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe third–party patents that may relate to our products. Also, we may be unaware of filed patent applications that relate to our software products.

We may also become involved in litigation unrelated to intellectual property infringement claims. For example, in August 2001, a complaint was filed against us alleging breach of contract, among other things. A more detailed description of this litigation appears under the heading “Legal Proceedings” on page 25. We may not be successful in defending this or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel.

We rely on a continuous power supply to conduct our operations, and California’s energy crisis could disrupt our operations and increase our expenses.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers or third party service providers, we, our customers or these third parties may be temporarily unable to operate. Any interruption in our ability to continue operations could delay the development or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers or third parties to continue operations could also harm our business. We do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages we incur could harm our business.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California.

We compete against companies that hold a large share of the electronic design automation market. If we cannot compete successfully, we will be unable to gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Avant!, Cadence and Synopsys. Avant!, Cadence and Synopsys are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do and they are often able to respond more quickly or price more effectively to take advantage of new opportunities or customer requirements. If the recently announced acquisition of Avant! by Synopsys is completed, the greater financial, technical and marketing resources of the combined company could result in a decrease in our market share. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. Our competitors have a significant market presence in North America. To successfully execute our business strategy, we must increase our sales in North America. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

Also, a variety of small companies continue to emerge, developing and introducing new products. Any of these companies could become a significant competitor in the future. We also compete with the internal chip design automation development groups of our existing and potential customers. Therefore, these customers may not require, or may be reluctant to purchase, products offered by independent vendors.

Our competitors may announce new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new products by competitors may cause potential customers to defer purchases of our products. If we fail to compete successfully, we will not gain market share and our business will fail.

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results could be negatively impacted.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and system companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or continued consolidation among our customers would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cutback of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which may negatively impact our business and operating results. The recent terrorist attacks in the United States and worldwide events have increase uncertainty in the United States economy. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

In addition, the markets for semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, negatively impacted us. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

Our directors, executive officers and principal stockholders own a substantial portion of our common stock and this concentration of ownership may allow them to elect most of our directors and could delay or prevent a change in control of Magma.

Our directors, executive officers and stockholders who currently own over 5% of our common stock collectively beneficially own a substantial portion of our outstanding common stock. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

Our stock price may decline significantly because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us, that could divert management’s attention and harm our business.

The stock market has experienced significant price and volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our ability to execute our business plan.

We may need additional capital and if funds are not available on acceptable terms, we may not be able to hire and retain employees, fund our expansion or compete effectively.

We believe that our existing capital resources will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to hire, train or retain employees, to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

Our certificate of incorporation, bylaws and Delaware corporate law contain anti-takeover provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if it were beneficial to the stockholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

•
authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establish a classified board of directors requiring that not all members of the board be elected at one time;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company. Specifically, Section 203 prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder unless specific conditions are met. Also, our stock option plans include change in control provisions that allow us to grant options or stock purchase rights that will become vested immediately upon a change in control of us.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2001, our cash and investment portfolio consisted of money market funds and other high-grade investments with maturities of less than 75 days and did not include fixed-income securities. Due to the short-term nature of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of December 31, 2001, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

PART II: OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

On August 16, 2001, Prolific, Inc., or Prolific, filed a lawsuit against the Company in the Superior Court of the State of California, County of Santa Clara. The complaint alleges breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement entered into between the Company and Prolific on or about May 30, 2000. Prolific seeks $3.15 million in damages as well as other damages from any gains, profits and advantages lost and punitive damages. The Company filed a cross-complaint against Prolific on December 13, 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. The Company intends to vigorously defend itself against the allegations made in Prolific’s complaint. The Company may be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

Upon the closing of the Company’s initial public offering of shares of its Common Stock, par value $.0001 per share, on November 26, 2001, all of the then outstanding shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E-1 Preferred Stock, Series E-2 Preferred Stock, Series E-3 Preferred Stock, Series E-4 Preferred Stock, Series F-1 Preferred Stock and Series F-2 Preferred Stock were automatically converted into shares of its Common Stock. Warrants to purchase shares of Series F-2 Preferred Stock and certain warrants to purchase Series D Preferred Stock expired upon the closing of the Company’s initial public offering. Warrants to purchase Series C Preferred Stock and certain warrants to purchase Series D Preferred Stock automatically converted into warrants to purchase shares of the Company’s Common Stock. Outstanding convertible promissory notes were also automatically converted into shares of its Common Stock. Following that conversion, the Company filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

(d)    Use of Proceeds from Sales of Registered Securities.

On November 26, 2001, the Company closed the sale of a total of 5,577,500 shares of its Common Stock (including 727,500 shares purchased pursuant to an over-allotment option granted to the underwriters) at a price of $13.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-60838), which the Securities and Exchange Commission declared effective on November 19, 2001. The managing underwriter in the offering was Credit Suisse First Boston Corporation.

Of the $72,507,500 in aggregate proceeds raised by the Company in the offering:

1.	approximately $5.1 million was paid to the underwriters in connection with the underwriting discount;

2.	approximately $3.3 million was paid by the Company in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

3.	the remainder of the proceeds from the offering has been invested in investment grade securities.

The Company intends to use the net proceeds for general corporate purposes, including working capital, sales and marketing, and capital expenditures for the purpose of increasing its market share in the design and implementation software market. The Company may also use a portion of the net proceeds for the acquisition of complementary businesses, products or technologies. The Company does not have more specific plans for the net proceeds from its initial public offering. The amounts and timing of any expenditures will vary depending on a number of factors, including the amount of cash used or generated by the Company’s operations, competitive and technological developments and the rate of growth, if any, of its business. Management will retain broad discretion in the allocation of the net proceeds from its initial public offering.

ITEM 5:    OTHER INFORMATION

The Company’s 2002 Annual Meeting is scheduled to be held August 29, 2002 at such place and time as will be set forth in the Company’s proxy statement relating to that meeting. A stockholder proposal not included in the Company’s proxy statement for the 2002 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company’s Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2002 Annual Meeting of Stockholders, which is scheduled to be held on August 29, 2002, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than July 10, 2002 but not prior to June 18, 2002.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.		Exhibit Description

3.1	*	Amended and Restated Articles of Incorporation of Magma Design Automation, Inc.

3.2	**	Amended and Restated Bylaws.

4.1	***	Form of Common Stock Certificate

4.2	****	Amended and Restated Investors’ Rights Agreement, dated August 15, 2000, by and among the Registrant and parties who are signatories thereto.

*
Incorporated by reference from Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on August 14, 2001.

**	Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on May 14, 2001.
***
Incorporated by reference from Exhibits 4.1 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on November 15, 2001.

****	Incorporated by reference from Exhibits 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on May 14, 2001.

(b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

By:	/s/ ROBERT SHEFFIELD
Robert Sheffield Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Dated: February 13, 2002

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10–Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

Exhibit No.		Exhibit Description

3.1	*	Amended and Restated Articles of Incorporation of Magma Design Automation, Inc.

3.2	**	Amended and Restated Bylaws.

4.1	***	Form of Common Stock Certificate

4.2	****	Amended and Restated Investors’ Rights Agreement, dated August 15, 2000, by and among the Registrant and parties who are signatories thereto.

*
Incorporated by reference from Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on August 14, 2001.

**	Incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on May 14, 2001.
***
Incorporated by reference from Exhibits 4.1 of Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on November 15, 2001.

****	Incorporated by reference from Exhibits 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838) filed with the Securities and Exchange Commission on May 14, 2001.