Form 10-K
period 2002-03-31
MAGMA DESIGN AUTOMATION INC
filed 2002-06-28
CIK 1065034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO.: 0-33213

MAGMA DESIGN AUTOMATION, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Results Way
Cupertino, California 95014
(408) 864-2000
(Address, including zip code, and telephone number,  including area code, of the registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 26, 2002 as reported on the Nasdaq National Market, was $435,317,383.50. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of June 26, 2002 Registrant had outstanding 30,441,775 shares of Common Stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2002 Annual Meeting of Stockholders to be held on August 29, 2002.

MAGMA DESIGN AUTOMATION, INC.
FISCAL 2002 FORM 10-K

PART I

ITEM 1.    BUSINESS.

When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to sources of revenue, the features, benefits and performance of our current and future products, intended uses and users of our current and future products, our position as the only vendor to offer a complete integrated circuit design implementation flow based on a single data model, continued worldwide expansion of our sales and field application engineering personnel, our ability to compete, our competition, the effect of consolidation in our industry, our intellectual property, our litigation strategy, our strategy with respect to protecting our intellectual property, our relationships with our employees, the adequacy of our current facilities, our use of the net proceeds of our initial public offering, and potential acquisitions or business combinations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to development of new products and the further adoption of current and new products by our customers, our dependence on a limited number of customers, litigation involving our intellectual property, the impact of technological development and competition, additional consolidation in our industry, defects in our software products, our products not working for their intended uses and our ability to keep pace with rapidly evolving technology standards, expenses related to litigation, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Our Results”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to “Magma”, “we”, “us”, “our” or the “Company” mean Magma Design Automation, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Blast Chip, Blast Fusion, Blast Noise, Blast Plan, CircuitScope, Diamond SI, FixedTiming, GateScope, Magma, Moscape and SuperCell are our trademarks. Other trademarks referenced herein are the property of their respective owners.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our Blast Fusion and Blast Chip products utilize a new methodology for complex, deep submicron chip design that combines into one integrated design flow what traditionally has been separate logic design and physical design processes. Our integrated flow significantly reduces timing closure iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits.

We were founded in April 1997 and are incorporated in Delaware. We operate in one principal industry segment.

Technology

Our patented FixedTiming methodology and single data model architecture are the technical foundation of our Blast Fusion and Blast Chip Products. Our single data model architecture and analysis tools form the basis of our Diamond SI verification product.

FixedTiming Methodology

Our patented FixedTiming methodology allows us to reduce the timing closure iterations that are often required between the front-end and back-end processes in conventional integrated circuit design flows. These timing closure iterations are caused by the fact that the final circuit timing cannot be accurately calculated until the physical layout is completed. In deep submicron integrated circuits, timing performance is primarily determined by the physical layout of the wiring that connects the logic gates to achieve the desired circuit functionality. Timing that is estimated during the front-end process is often not realized in the final layout, and the design team must iterate between the front-end and back-end processes modifying the design in an attempt to reach the desired timing performance. Since each timing closure iteration can add one or more weeks to the design cycle, the time it takes to design and produce an integrated circuit can be severely impacted.

Our FixedTiming methodology is designed to predict circuit speeds prior to detailed physical design. We then use a series of design refinements during physical design to achieve a final timing that is very close to the predicted circuit speed. This approach reduces the need for timing closure iterations that exist in conventional flows and can significantly reduce the time it takes to design and produce deep submicron integrated circuits.

There are several differences between the conventional approach to integrated circuit design and our FixedTiming methodology. In the conventional flow, synthesis is used to transform a computer program description of the desired circuit functionality into a circuit-level description, or netlist, that is comprised of gates from a semiconductor manufacturer’s library. A gate is a basic building block that performs a specific logic function. Gates are typically available in different sizes, or drive strengths, in the library. Larger gates are required to drive large loads, which are caused by long wires or wires that are connected to the inputs of many other gates. Smaller gates are used to drive smaller loads. For a given wire, the larger the size of the gate, the shorter the signal delay through the gate and the wire that it is driving. The job of the synthesis tool is to produce a netlist that delivers the desired circuit functionality and meets the required circuit timing. The synthesis tool produces this netlist without knowing what the final layout will look like. Since the synthesis tool must determine which size gates to choose from the library, it must either rely on statistical estimates of the wire loads or perform a coarse placement of the gates to build estimates of what the wiring might look like. In both of these cases, the estimates often do not correlate well with the actual loads presented by the wires in the final layout.

Following synthesis, the gates specified in the netlist are placed in the layout. If the actual load on a given gate is larger than the load that was estimated during synthesis, the delay will be longer than was predicted by synthesis. If the particular gate and load are critical to the performance of the integrated circuit, this will limit the operating speed of the integrated circuit and force the design team into timing closure iterations. Typically, there are many of these critical paths on a complex integrated circuit that must be addressed.

Our FixedTiming methodology recognizes that wire loads cannot be accurately estimated prior to layout. Because of this, we do not choose gate sizes during the synthesis process. Instead we rely on the use of placeholder gates, called SuperCells, that we create automatically by analyzing the vendor’s library. Each SuperCell is just like a gate from the library, but we assume that its size is completely flexible. Therefore only one SuperCell is required for each logic function in the library, rather than the collection of gates of different sizes that are required in the conventional approach.

Before beginning physical layout, we apply our optimization technology to determine and set the delays that each gate and its load must have in order to meet the desired circuit speed. During placement, we use the SuperCells instead of the actual gates in the library. As the design progresses and we gain more information about the location and length of the wires, we continuously adjust the size of each SuperCell to keep the circuit delay as constant as possible. We increase the size of a SuperCell as the load on it increases and decrease it in size as the load decreases. As a result, we develop an overall circuit that is well balanced electrically, since each gate is sized optimally for the wire load that it is driving. This often results in layouts that are more compact and use less power than layouts derived using the conventional approach. Once we have determined the final placement for each gate, we replace each SuperCell in the layout with the closest matching size gate in the semiconductor vendor’s library. Using this approach, we are able to reduce the timing closure iterations that often occur in conventional integrated circuit design approaches.

In addition to helping us reduce timing closure iterations, we believe SuperCells enable faster and higher capacity synthesis. In conventional synthesis, the tool optimizes the circuit using library cells. Because a given logical function may be represented in the library by a collection of different gate sizes, the synthesis tool must try every permutation of gate size during optimization. If the circuit is large, the number of permutations becomes very large, which negatively impacts run times and memory usage and puts a practical limit on capacity. Since the SuperCell concept has only one gate per logical function, the optimization search space can be much smaller. As a result, run times are significantly improved and the capacity of the system is much larger. Running on a standard engineering workstation, our system has a capacity of up to two million gates, an order of magnitude improvement over existing systems.

Single Data Model Architecture

Our single data model architecture is a key enabler for our FixedTiming methodology as well as our ability to deliver automated signal integrity detection and correction. This architecture also forms the basis for our Diamond SI verification product. We believe we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a single data model. The single data model contains all of the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, delay extraction and signal integrity all operate directly on this data model. Because the data model is concurrently available to all of the engines and analysis software, it makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process. During optimization and placement, for example, our system continuously adjusts the sizes of SuperCells in the design as more accurate information about the layout is obtained from the data model. Additionally, our implementation software can instantly access our analysis software and continuously check for signal integrity problems during layout and take steps to avoid them. Existing approaches force the designer to perform signal integrity analysis after the layout is completed. Problems that are found then must be manually corrected, which may also affect timing closure and cause further iterations.

Conventional electronic design automation flows are typically based on a collection of software programs that have their own associated data models. Data sharing and communications between software tools are accomplished either through file interfaces or through the establishment of a common database. If a common database is used, then each tool communicates with the database through a programming interface. For example, a software tool that is requested to send information to the common database must extract the data from its own data model, translate it into a form usable by the common database and then call on the programming interface to write the information to the database. Similarly, the software tool that requested the data must obtain the information from the common database through the programming interface, translate it into the format of its local data model and re-build the data model before the data can be used. The multiple data model approach has several limitations. It results in inefficient use of memory because the design data is replicated in various forms in memory. There are also capacity limitations due to the inefficient use of memory. In addition, there are performance limitations because the process of sharing data among software tools requires the use of a programming interface and the rebuilding of the data models each time that data is exchanged.

Our single data model is designed to overcome these limitations. Memory is used more efficiently, capacity is higher, and performance is faster than in conventional systems because there is only one copy of the design data in memory. This eliminates the need for cumbersome data translations or reading and writing of data through a programming interface.

Products

Blast Fusion is our flagship product that provides significant advantages over traditional back-end design software. Our Blast Chip product broadens the capabilities of Blast Fusion by adding front-end synthesis capability. In the front-end process, the chip design is conceptualized and written as a register transfer level computer program, or RTL file, that describes the required functionality of the chip. We also offer Blast Noise, our product that detects and corrects noise and other electrical problems in deep submicron chips, as a separate product to be used with Blast Chip and Blast Fusion.

Similar to the conventional design flow, our design flow starts by reading in technology libraries and constraint files. The following diagram illustrates our integrated design flow and where our products fit within this design flow.

Blast Fusion, first shipped in April 1999, is our physical design software that shortens the time it takes to design and produce deep submicron integrated circuits. The Blast Fusion flow starts by reading in the netlist, target library and design constraints. The netlist is optimized for circuit performance taking into account placement information that specifies the location of the gates in the chip layout. At the conclusion of this step, Blast Fusion generates a report that predicts the final timing performance that is achievable in the completed chip layout. In the final step, detailed physical design, Blast Fusion generates the final chip layout by performing the routing of wires that are needed to connect the gates into the desired circuit configuration and meet the timing performance requirements.

Blast Fusion is intended for use by chip design teams and other groups whose responsibility it is to take a design from netlist to completed chip layout. In the conventional ASIC design flow,

front-end designers use synthesis software to translate and optimize their RTL files into a netlist that is then handed off to the ASIC or semiconductor vendor or separate layout design group for physical design using Blast Fusion. Sales of Blast Fusion accounts for the majority of our revenue.

Blast Chip, first shipped in May 2000, extends the capabilities of Blast Fusion by adding RTL synthesis to the flow. At the beginning of the design flow, Blast Chip reads and synthesizes the RTL files that describe the desired functionality of the design. After this step, the design flow is identical to the Blast Fusion flow. Blast Chip is intended for use by system design teams, chip design teams and other groups whose responsibility it is to take a design from concept to completed chip layout.

Blast Noise, first shipped in September 2000, is our noise detection and correction product. Interference, or noise from wires in close proximity to each other, can decrease chip performance or cause chip failure, particularly at .18 micron and below. Blast Noise works with Blast Fusion and Blast Chip to actively detect potential noise problems and correct them during the physical design process.

Blast Plan, first shipped in September 2001, delivers hierarchical design planning capabilities for use in implementing complex integrated circuit and system-on-chip designs. In a hierarchical design methodology, a chip design is partitioned into blocks that are designed and implemented individually and then later assembled to create the entire chip. Blast Plan works with Blast Fusion and Blast Chip to streamline the hierarchical planning and design of large chips and system-on-chips within a single environment.

Diamond SI, first shipped in January 2002, is our new stand-alone system for post-layout signal integrity verification and is based in part on technology obtained through our merger with Moscape, Inc. The initial release of Diamond SI focuses on accurate crosstalk noise analysis. Future releases of Diamond SI are planned to also address signal electromigration and voltage drop. Diamond SI is suitable for use with either Magma or non-Magma chip design flows.

Services

We provide consulting, training and chip design services to help our customers more rapidly adopt our technology. Design services include assisting our customers on complex chip design challenges and providing services ranging from the design and implementation of specific blocks to complete chip designs, including the delivery of the final chip layout, ready for release to manufacturing. We also provide post-contract support, or maintenance, for our products.

Customers

We license our software products to customers in the communications, computing, consumer electronics, networking and semiconductor markets. The following is a list of our customers who, since our first product was shipped in 1999, have signed agreements for more than $3.0 million in orders for our design and implementation software products.

3D Labs	Multilink
Broadcom	NEC
Fujitsu	Sun Microsystems
Hitachi	Texas Instruments
Infineon	Toshiba
Internet Machines	Vitesse
Matsushita

In fiscal 2002, two customers (NEC and Vitesse) each accounted for at least 10% of our total revenue and together accounted for 32% of our total revenue. In fiscal 2001, four customers (Fujitsu, Infineon, Texas Instruments, and Vitesse) each accounted for at least 10% of our total revenue and together accounted for 50% of our total revenue.

Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements in Item 8.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on the industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Belgium, Germany and the United Kingdom, an office in Israel and Asian offices in Japan, Korea and Taiwan. Our direct sales effort is supplemented by independent sales representatives and distributors in Korea, India, and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of March 31, 2002, we had 104 employees in our marketing, sales, and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

Competition

The electronic design automation industry is highly competitive and characterized by technological change, evolving standards, and price erosion. Major competitive factors in the market we address include technical innovation, product features and performance, level of integration, reliability, price, total system cost, reduction in design cycle time, customer support and reputation.

We currently compete with companies that hold dominant shares in the electronic design automation. In particular, Cadence Design Systems, Inc., Synopsys, Inc., and Avant! Corporation, which was recently acquired by Synopsys, are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Competitive pressures may prevent us from obtaining market share or require us to reduce the price of products and services, which could harm our business.

There has been recent consolidation in the industry for which we are unable to evaluate the impact. For example, Synopsys has acquired Avant!, and Cadence is in the process of acquiring Simplex Solutions Inc., and has acquired Silicon Perspective Corporation, and Plato Design Systems.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. We began developing our technology and products in 1997. In 1999, we shipped our first product.

As of March 31, 2002, our research and development group consisted of 97 employees. We have engineering centers in California, Texas and The Netherlands. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Our research and development expenditures for fiscal 2002, 2001, and 2000 were $18.2 million, $20.6 million, and $10.9 million, respectively. There have not been any customer-sponsored research activities since the inception of the Company.

Intellectual Property

We currently have five patents allowed and 11 patent applications pending in the United States and other jurisdictions, including three provisional patent applications, and we may seek additional patents in the future. The term of patent protection is 20 years from the earliest effective filing date of the patent application. Our patents will expire on various dates between April 2018 to April 2019. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated.

It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

Our success depends in part upon our rights in proprietary software technology, some of which we have patent applications pending. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we enter into confidentiality agreements with those of our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology or business plans. We require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third party intellectual property infringement claims. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement, our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of March 31, 2002, we had 225 full-time employees, including 97 in research and development, 104 in sales and marketing and 24 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2.    PROPERTIES.

Our corporate headquarters are located in Cupertino, California, where we occupy approximately 42,000 square feet under a lease expiring in December 2003. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Belgium, Germany and the United Kingdom, The Netherlands, an office in Israel, and Asian offices in Japan, Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.    LEGAL PROCEEDINGS.

We are a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint filed in August 2001 seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against us, our Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against us. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with the plaintiff’s lost acquisition opportunities. We filed a demurrer to the plaintiff’s amended complaint on June 19, 2002. We intend to vigorously defend ourselves against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time. We may be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The names of our executive officers and their ages as of June 25, 2002, are as follows:

Name	Age	Position
Rajeev Madhavan	36	Chief Executive Officer, Secretary and Chairman of the Board
Roy E. Jewell	47	President and Chief Operating Officer and Director
Robert Sheffield	53	Vice President—Finance and Chief Financial Officer

Rajeev Madhavan, one of our founders, has served as our Chief Executive Officer and Chairman of our Board of Directors since our inception in April 1997. Mr. Madhavan served as our President from our inception until May 2001. Prior to co-founding Magma, from July 1994 until February 1997, Mr. Madhavan founded and served as the President and Chief Executive Officer of Ambit Design Systems, Inc., an electronic design automation software company, later acquired by Cadence Design Systems, Inc., an electronic design automation software company.

Roy E. Jewell has served as our President since May 2001 and as one of our directors since July 2001. Mr. Jewell has served as our Chief Operating Officer since March 2001. From March 1999 to March 2001, Mr. Jewell served initially as the Chief Executive Officer and later as a consultant at a company he co-founded, Clarisay, Inc., a supplier of surface acoustic wave filters. From January 1998 to March 1999, Mr. Jewell was a member of the CEO Staff at Avant! Corporation, a provider of software products for integrated circuit designs. From July 1992 to January 1998, Mr. Jewell was the President and Chief Executive Officer of Technology Modeling Associates, Inc. or TMA, subsequently acquired by Avant! Corporation.

Robert Sheffield has served as our Vice President—Finance and Chief Financial Officer since September 1999. From July 1998 to September 1999, Mr. Sheffield was the Vice President of Finance and Chief Financial Officer of Faroudja, Inc., a designer and manufacturer of high-end video processors. From March 1996 to June 1998, Mr. Sheffield was the Vice President of Finance and Chief Financial Officer of Asante Technologies, Inc., a local area networking products company.

RULE 10b5-1 SALES PLANS

The Company has been advised by Rajeev Madhavan, our Chief Executive Office and Chairman of the Board, that the Madhavan Living Trust, of which Mr. Madhavan and his spouse, Geetha Madhavan, are co-trustees, entered into a Rule 10b5-1 Sales Plan with Goldman, Sachs & Co. dated as of May 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol “LAVA”. Public trading commenced on November 20, 2001. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq National Market on its consolidated transaction reporting system.

	High	Low
Fiscal 2002:
Third quarter	$30.90	$17.25
Fourth quarter	$29.96	$13.97

As of June 26, 2002, there were approximately 654 holders of record (not including beneficial holders of stock held in street names) of our common stock. We have not declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On November 26, 2001, we closed the sale of a total of 5,577,500 shares of our common stock (including 727,500 shares purchased pursuant to an over-allotment option granted to the underwriters) at a price of $13.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-60838), which the Securities and Exchange Commission declared effective on November 19, 2001. The managing underwriter of the offering was Credit Suisse First Boston Corporation.

Of the $72,507,500 in aggregate proceeds we raised in the offering:

1.	approximately $5.1 million was paid to the underwriters in connection with the underwriting discount;

2.	approximately $3.4 million was paid in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

3.	the remainder of the proceeds from the offering has been invested in investment grade securities.

We intend to use the net proceeds for general corporate purposes, including working capital, sales and marketing, and capital expenditures for the purpose of increasing our market share in the design and implementation software market. We may also use a portion of the net proceeds for the acquisition of complementary businesses, products or technologies. We do not have more specific plans for the net proceeds from its initial public offering. The amounts and timing of any expenditures will vary depending on a number of factors, including the amount of cash used or generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. Management will retain broad discretion in the allocation of the net proceeds from our initial public offering.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data includes the accounts of Magma and its wholly owned and majority-owned subsidiaries. In August 2000, Magma merged with Moscape in a transaction that has been accounted for as a pooling-of-interests business combination. Before the combination, Moscape’s fiscal year ended December 31. In recording the pooling-of-interests combination, Moscape’s financial statements for the years ended December 31, 1999, 1998, and 1997 were combined with Magma’s financial statements for the years ended March 31, 2000, 1999 and 1998, respectively. The operating results of Moscape for the three months ended March 31, 2000 are excluded from the consolidated statements of operations for the years ended March 31, 2001 and 2000. An adjustment has been made to stockholders’ deficit as of August 9, 2000 to reflect the results of operations of Moscape for the three months ended March 31, 2000.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Years Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licenses	$38,175	$11,270	$1,257	$190	$—
Services	8,182	572	193	36	—

Total revenue	46,357	11,842	1,450	226	—
Cost of revenue	8,308	5,762	1,188	61	—

Gross profit	38,049	6,080	262	165	—

Operating expenses:
Research and development	18,238	20,600	10,918	4,942	1,254
Sales and marketing	22,928	21,566	16,553	1,526	136
General and administrative	6,033	7,221	3,633	1,085	612
Amortization of stock-based compensation*	6,794	3,744	2,739	1,963	—

Total operating expenses	53,993	53,131	33,843	9,516	2,002

Operating loss	(15,944)	(47,051)	(33,581)	(9,351)	(2,002)

Interest income(expense):
Interest income	1,036	1,392	772	126	33
Interest expense	(186)	(232)	(172)	(52)	(11)
Interest expense—subordinated convertible promissory notes	(14,604)	—	—	—	—

Interest income(expense), net	(13,754)	1,160	600	74	22

Net loss before income taxes	(29,698)	(45,891)	(32,981)	(9,277)	(1,980)
Income taxes	(288)	(138)	(69)	—	—

Net loss	(29,986)	(46,029)	(33,050)	(9,277)	(1,980)
Less: preferred stock dividend	(5,814)	—	—	—	—

Net loss attributed to common stockholders	$(35,800)	$(46,029)	$(33,050)	$(9,277)	$(1,980)

Net loss per share—basic and diluted	$(2.07)	$(5.95)	$(10.91)	$(7.13)	$(513.33)

Weighted average shares—basic and diluted	17,258	7,733	3,029	1,301	4

*Components of stock based compensation amortization are as follows:
Cost of revenue	$56	$86	$21	$—	$—
Research and development	1,326	1,098	1,102	1,304	—
Sales and marketing	2,319	1,203	941	279	—
General and administrative	3,093	1,357	675	380	—

Total	$6,794	$3,744	$2,739	$1,963	$—

	March 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$91,946	$14,713	$30,409	$12,770	$1,482
Total assets	119,709	29,289	37,189	15,088	1,632
Notes payable to bank	—	1,686	1,557	1,096	—
Other non-current liabilities	130	533	2,573	—	—
Redeemable convertible preferred stock	—	88,570	62,252	21,155	2,955
Total stockholders’ equity (deficit)	92,744	(78,894)	(38,566)	(8,782)	(1,896)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words “expects”, “anticipates”, “believes”, “estimates” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to anticipated sources of revenue, including Blast Fusion and related products accounting for most of our revenue for the foreseeable future, decreasing revenues from Moscape products, our support of current customers utilizing Moscape products, expectations regarding the terms of future license agreements, decreases or increases in our operating expenditures in absolute dollars or as a percentage of revenue, increases in our capital expenditures and lease commitments, anticipated growth in operations, infrastructure and personnel, the integration of GateScope technology into our other products, amortization of deferred stock- based compensation, our litigation strategy, the adequacy of our capital resources, the adoption of recent accounting pronouncements, net losses in future periods, our profitability, our reliance on a small number of customers, expansion of international operations and the geographic scope of our operations, adequacy of office space, our sales efforts, potential acquisitions or business combinations, our intellectual property strategy, our competitors and the effects of consolidation in our target markets, fluctuations in the price our of common stock, adequacy of our capital resources, and the effects of market interest rates on our investments, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating the loss of a significant customer, customers not adopting new products, unanticipated expenditures, terrorist attacks and increased international tensions including in the Middle East, expenses related to litigation, market fluctuations, our inability to integrate acquired businesses, consolidation in our industry, fluctuations of foreign currencies, and the matters discussed in “Factors That May Affect Our Results”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex deep submicron integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. We were incorporated in Delaware in April 1997, and through the quarter ended December 31, 1999, we were primarily engaged in development stage activities, including developing our technology and products, recruiting personnel and raising capital. In April 1999, we shipped the first version of our initial product, Blast Fusion. In May 2000, we began shipping Blast Chip, which extends the capabilities of Blast Fusion by adding RTL synthesis.

In August 2000, we completed our merger with Moscape, Inc., a provider of analysis and verification software products. In connection with the merger, we issued 1,049,544 shares of our common stock, 581,606 shares of our redeemable convertible preferred stock, options to purchase 278,201 shares of our common stock and warrants to purchase 20,739 shares of our redeemable convertible preferred stock, in exchange for all the outstanding shares of, and options and warrants to purchase, common stock and preferred stock of Moscape. Moscape first shipped its CircuitScope product in June 1998 and its GateScope product in March 2000. In January 2001, we discontinued the development, marketing and licensing of CircuitScope. We have also discontinued the marketing and licensing of GateScope as a separate product. Instead, we are focusing our development efforts on integrating the GateScope technology into our Blast Fusion architecture. We do not expect future license revenue from these products, although we will continue to support existing customers through the end of their current maintenance terms. The financial data in this section reflects our merger with Moscape, which was accounted for as a pooling-of-interests.

In July and August 2001, we issued a total of $25.0 million in principal amount of subordinated convertible promissory notes and related warrants. On November 26, 2001, we closed the sale of a total of 5,577,500 shares of our common stock (including 727,500 shares purchased pursuant to an over-allotment option granted to the underwriters) at a price of $13.00 per share in a firm commitment underwritten public offering. In connection with our initial public offering in November 2001, the aggregate principal amount of the subordinated convertible promissory notes and accrued interest automatically converted into 2,940,656 shares of our common stock.

Sources of Revenue

We generate revenue from two sources: software licenses and services. We derive software license revenue from our design and implementation software products, which include Blast Fusion, Blast Chip, and Blast Plan. We have generated revenue from our analysis and verification software products, Blast Noise, CircuitScope, and GateScope, but we have discontinued the development, marketing and licensing of CircuitScope and are not actively marketing GateScope at the present time. We are focusing our efforts on integrating the GateScope technology into our Blast Fusion architecture.

We derive services revenue primarily from:

•	consulting and training for our design and implementation software products; and

•	maintenance revenue from our analysis and verification software products.

Our standard perpetual license agreement and our new unbundled license agreements include maintenance, generally for a one-year period.

Critical Accounting Policies and Estimates

We consider the following accounting policies related to revenue recognition and contingencies to be critical policies due to the estimation processes involved in each.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We derive license revenue primarily from our design and implementation software and, to a much lesser extent, from our analysis and verification products. Through June 30, 2001, we licensed our design and implementation software products only under time-based licenses. Beginning in the quarter September 30, 2001, we also began licensing these products under perpetual licenses as we expanded our customer base generally to include smaller companies and companies requiring fewer licenses. We license our analysis and verification software products primarily under perpetual licenses.

License revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable and there are no remaining obligations other than maintenance. For licenses where vendor specific objective evidence of fair value (“VSOE”) for maintenance exists, license revenue is recognized up front using the residual method. As a result, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where VSOE for maintenance does not exist, license revenue is recognized ratably over the maintenance term.

Prior to June 30, 2001, we bundled maintenance into our time-based license agreements for our design and implementation software products for the entire license term, and as such VSOE of fair value did not exist for each element of the arrangement. Therefore, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms, that is, where less than 80% is due in one year from the contract date, we recognize revenue to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

In addition to continuing to offer time-based licenses bundled with maintenance, starting in the quarter ended September 30, 2001, we have unbundled maintenance from some of our time-

based licenses by including maintenance for only the first year of the license term. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreement.

In these unbundled licenses, the aggregate renewal period is greater than the initial bundled maintenance period. The renewal rate is VSOE of the fair value of maintenance; maintenance on our perpetual licenses is required for the first year. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreements. The renewal rate is VSOE of maintenance; therefore, where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

License revenue from our perpetual licenses is also recognized using the residual method. Revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided there are no uncertainties surrounding the product’s acceptance, the fee is considered fixed and determinable, collectibility is probable and we have no remaining obligations other than maintenance.

Services revenue

We derive services revenue primarily from consulting and training for our design and implementation software products and from maintenance provided under our new unbundled time-based and perpetual license agreements for our design and implementation software products, and to a lesser extent from maintenance of our analysis and verification software products. Our standard perpetual license agreement and our new unbundled license agreements include maintenance, generally for a one-year period. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. After the initial maintenance term, maintenance can be renewed annually at the renewal rate specified in the agreement. Because we have VSOE of fair value for consulting and training services, revenue is recognized when these services are delivered.

Contingencies

Because we are subject to proceedings, lawsuits and other claims, we are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Years Ended March 31,
	2002	2001	1999
Revenue:
Licenses	82%	95%	87%
Services	18	5	13

Total revenue	100	100	100
Cost of revenue	18	49	82

Gross profit	82	51	18

Operating expenses:
Research and development	39	174	753
Sales and marketing	49	182	1,141
General and administrative	13	61	251
Amortization of stock-based compensation	15	32	189

Total operating expenses	116	449	2,335

Operating loss	(34)	(398)	(2,316)

Interest income(expense):
Interest income	2	12	53
Interest expense	(0)	(2)	(12)
Interest expense—subordinated convertible promissory notes	(32)	—	—

Interest income(expense), net	30	10	41

Net loss before income taxes	(64)	(388)	(2,274)
Income taxes	(1)	(1)	(5)

Net loss	(65)	(389)	(2,279)
Less: preferred stock dividend	(13)	—	—

Net loss attributed to common stockholders	(78)%	(389)%	(2,279)%

Fiscal Years Ended March 31, 2002 and 2001

Revenue

Revenue increased from $11.8 million in fiscal 2001 to $46.4 million in fiscal 2002. Of the $46.4 million of revenue recognized during fiscal 2002, approximately $38.2 million is license revenue. While to date we have focused primarily on time-based license agreements on which revenue has been recognized ratably, we also began to enter into perpetual licenses and unbundled time-based license agreements during the quarter ended September 30, 2001. For the year ended March 31, 2002, revenue from our ratable time-based licenses accounted for approximately 77% of our total revenue, and revenue from our perpetual and our unbundled time-based license agreements accounted for approximately 23% of our total revenue. Although we plan to enter into both unbundled and ratable time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from ratable time-based license agreements.

License revenue

License revenue increased from $11.3 million in fiscal 2001 to $38.2 million in fiscal 2002. This increase was primarily due to an increase in license revenue from our design and implementation software products, specifically from Blast Fusion and to a lesser extent from Blast Chip, which was first shipped in May 2000. In addition, beginning in the quarter ended September 30, 2001, we began to recognize revenue under perpetual and unbundled time-based license agreements using the residual method under which revenue is recognized more rapidly. For the year ended March 31, 2002, $7.2 million and $3.2 million, respectively, were derived from perpetual licenses and unbundled time-based license agreements using the residual method.

Services revenue

Services revenue increased from $0.6 million in fiscal 2001 to $8.2 million in fiscal 2002. This increase was primarily due to consulting services provided to licensees of our design and implementation software products. Although we intend to continue to offer these consulting services, we expect consulting service revenue as a percent of total revenue to remain flat.

Cost of Revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services. To date, the cost of service revenue for analysis and verification products has been insignificant. Cost of revenue increased from $5.8 million or 49% of revenue in fiscal 2001 to $8.3 million or 18% of revenue in fiscal 2002. This increase in absolute dollars is primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. While we expect such costs to increase in absolute dollars, we also expect the cost as a percentage of revenue will decline in relation to our anticipated business growth.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development expense decreased from $20.6 million or 174% of revenue in fiscal 2001 to $18.2 million or 39% of revenue in fiscal 2002. This decrease was primarily due to reductions of $0.9 million in outside service expense, $1.0 million in payroll related expenses, and $0.3 million in travel expenses. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material. We expect research and development expense to increase in absolute dollars as we improve our current products and develop new products and services but to decrease as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshows and other marketing activities. Sales and marketing expense increased from $21.6 million or 182% of revenue in fiscal 2001 to $22.9 million or 49% of revenue in fiscal 2002. The increase was primarily due to an increase in commission expense of $3.6 million. This increase was partially offset by a reduction of $0.2 million in industry tradeshow related expenses, a reduction of $1.5 million in distribution commission expense which includes a $725,000 credit associated with the termination of a distribution agreement, and reductions in travel and outside services. We expect sales and marketing expense to increase in absolute dollars in connection with the anticipated expansion of our customer base and the number and amount of our license agreements. We also expect sales and marketing expense as a percentage of total revenue to decrease over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense decreased from $7.2 million or 61% of revenue in fiscal 2001 to $6.0 million or 13% of revenue in fiscal 2002. Of the net decrease of $1.2 million, outside services decreased by $0.8 million, payroll related expenses decreased by $0.5 million, and facility and support costs applicable to general and administration decreased by $0.2 million. These costs were partially offset by increases of $0.2 million in insurance expense and $0.1 million in bad debt expense. We expect general and administrative expense to increase in absolute dollars to support the anticipated growth of our business and our operations as a public company. We also expect general and administrative expense as a percentage of total revenue to decrease over time.

Amortization of stock based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants. Amortization of stock-based compensation was $6.8 million or 15% of revenue in fiscal 2002 and $3.7 million or 32% of revenue in fiscal 2001. As of March 31, 2002, we had recorded cumulative deferred stock-based compensation of approximately $21.0 million from the grant of stock options to officers, employees and consultants. These costs are being expensed on an accelerated basis allowable under generally accepted accounting principles generally over the vesting periods of the applicable stock options. The options generally vest over four years, with 25% vesting after one year and then ratably over the remaining 36 months. The unamortized balance at March 31, 2002 and the additional amount of stock-based compensation from future grants will be amortized over the remaining vesting period of the options. As of March 31, 2002, deferred stock-based compensation was $7.2 million, of which we expect to amortize $4.9 million in fiscal 2003, $1.5 million in fiscal 2004, $0.6 million in fiscal 2005 and $0.2 million in fiscal 2006. The amortization amounts are associated with the various expense categories based on the primary activity of the individuals who received the option grants.

Interest Income (Expense), Net

Interest income (expense), net was $(13.8) million in fiscal 2002 and $1.2 million in fiscal 2001. Interest income decreased from $1.4 million to $1.0 million in fiscal 2002 due to significantly lower market interest rates from high-grade investments and less funds being available for investment on average for the year ended March 31, 2002. Interest expense increased from $232,000 in fiscal 2001 to $14.8 million in fiscal 2002. This increase was primarily attributable to a non-cash charge of $14.6 million related to the $25 million subordinated convertible promissory notes issued in July and August 2001. Such charges will not be incurred in future periods since the promissory notes were automatically converted into common stock on the completion of our initial public offering in November 2001.

Income Taxes

We have incurred net losses since inception for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the net deferred tax assets will be realized. The increase of income taxes of $150,000 between the years ended March 31, 2002 and 2001 is primarily due to increases in foreign income taxes.

As of March 31, 2002, we had approximately $93 million of federal and $38 million of state net operating loss carry-forwards to offset future taxable income. The federal net operating loss carry-forwards expire on various dates beginning in 2012 through 2021. The state net operating loss carry-forwards expire on various dates beginning in 2002 through 2011, if not used. Utilization of net operating losses and credits is subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Preferred Stock Dividend

In July 2001, we recorded a non-cash preferred stock dividend of $5.8 million resulting from an agreement with our Series D and E-4 preferred stockholders to increase their conversion ratio from 1-to-1 to 1-to-1.15, in exchange for a reduction in their liquidation preference. The dividend was calculated by multiplying the increase in the number of shares of common stock into which the Series D and E-4 preferred stock would convert by the fair value of our common stock on the date our Board of Directors approved the adjustment to the conversion ratio.

Fiscal Years Ended March 31, 2001 and 2000

Revenue

Revenue increased from $1.5 million in fiscal 2000 to $11.8 million in fiscal 2001.

License revenue

License revenue increased from $1.3 million in fiscal 2000 to $11.3 million in fiscal 2001. This increase was primarily due to an increase in sales of our Blast Fusion software product. Because we discontinued the development, marketing and licensing of CircuitScope in January 2001 and have discontinued the marketing and licensing of GateScope as a separate product, revenue from our analysis and verification products declined significantly.

Services revenue

Services revenue increased from $193,000 in fiscal 2000 to $572,000 in fiscal 2001. This increase was primarily due to maintenance provided for our analysis and verification product customers and consulting services provided to our design and implementation product customers.

Cost of Revenue

Cost of revenue increased from $1.2 million in fiscal 2000 to $5.8 million in fiscal 2001. This increase was primarily due to costs associated with the support of our expanding customer base.

Operating Expenses

Research and development

Research and development expense increased from $10.9 million in fiscal 2000 to $20.6 million in fiscal 2001 primarily due to an increase in engineering personnel and outside engineering expense.

Sales and marketing

Sales and marketing expense increased from $16.6 million in fiscal 2000 to $21.6 million in fiscal 2001. This increase was primarily due to costs associated with an increase in sales and marketing personnel and marketing programs.

General and administrative

General and administrative expense increased from $3.6 million in fiscal 2000 to $7.2 million in fiscal 2001. This increase was primarily due to an increase in personnel and outside service expenses for legal, recruiting and accounting.

Amortization of stock based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants. For the fiscal 2001, stock-based compensation amounted to $3.7 million that consisted of $86,000 for cost of revenue, $1.1 million for research and development, $1.2 million for sales and marketing, and $1.4 million for general and administrative. Stock-based compensation for the fiscal 2000 amounted to $2.7 million that consisted of $21,000 for cost of revenue, $1.1 million for research and development, $0.9 million for sales and marketing, and $0.7 million for general and administrative.

Interest Income, Net

Interest income, net was $1.2 million in fiscal 2001 and $0.6 million in fiscal 2000. Interest income increased from $0.8 million in fiscal 2000 to $1.4 million in fiscal 2001. This increase was due to the investment of funds raised in private placement financings and other sources.

Income Taxes

We have incurred net losses since inception for federal and state tax purposes and have not recognized any tax benefit. The increase of income taxes of $0.1 million between the years ended March 31, 2001 and 2000 is primarily due to increases in foreign income taxes.

Legal Matters

We are a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint filed in August 2001 seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against us, our Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against us. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with the plaintiff’s lost acquisition opportunities. We filed a demurrer to the plaintiff’s amended complaint on June 19, 2002. We intend to vigorously defend ourselves against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time. We may be subject to various other claims and legal actions arising in the ordinary course of business.

Liquidity and Capital Resources

As of March 31, 2002, working capital was $84.0 million compared to $0.6 million as of March 31, 2001. Cash and cash equivalents and short-term investments as of March 31, 2002 were $91.9 million compared to $14.7 million as of March 31, 2001, or an increase of $77.2 million.

Net cash used in operating activities was $12.5 million for the year ended March 31, 2002, compared to $37.6 million for the year ended March 31, 2001. Cash used in operating activities was primarily due to net losses, as well as changes in accounts receivable, accounts payable, deferred revenue, accrued expenses, and accounts payable. In addition, significant non-cash related adjustments for the year ended March 31, 2002 included $11.8 million interest expense related to the beneficial conversion feature of our $25.0 million subordinated convertible promissory notes sold in July and August 2001, $2.2 million amortization of debt discount and issuance costs and $0.6 million accrued interest, both of which also related to such promissory notes. Other non-cash related adjustments include amortization of stock-based compensation of $6.8 million and $3.7 million and depreciation and amortization of $4.4 million and $3.5 million for the fiscal years ended March 31, 2002 and 2001, respectively.

Net cash used in investing activities was $17.1 million for the year ended March 31, 2002, compared to $6.9 million at March 31, 2001. Of the cash used in investing activities in fiscal 2002, $14.0 million was for the purchase of short-term and other investments and $3.3 million for purchases of property and equipment. The $3.2 million decrease in property and equipment purchased and the $14.0 million increase in short-term and other investments purchased are the primary factors contributing to the change between the periods.

Cash provided by financing activities was $93.4 million at March 31, 2002, compared to $29.5 million at March 31, 2001. Cash provided by financing activities for the year ended March 31, 2002, was primarily related to the $67.4 million of net proceeds from our initial public offering combined with $24.8 million proceeds from the issuance of subordinated notes and warrants. In the year ended March 31, 2001, the primary source of financing activities was $29.1 million of proceeds from the issuance of redeemable convertible preferred stock and the exercise of warrants.

As of March 31, 2002, our principal source of liquidity consisted of $91.9 million in cash and cash equivalents, and short-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

As of March 31, 2002, our principal commitment consisted of operating leases, the future amount of which was $3.2 million through fiscal 2006 for office facilities. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 20, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. We adopted SFAS 141 upon issuance and SFAS 142 was adopted as of April 1, 2001. The adoption of SFAS 141 and 142 did not affect our consolidated financial statements.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

Factors That May Affect Results

We have a history of losses and an accumulated deficit of approximately $121.6 million as of March 31, 2002. If we do not become profitable or maintain profitability in the future, we may not be able to continue to operate.

We have incurred net losses of approximately $121.6 million as of March 31, 2002. We expect to continue to incur net losses in the foreseeable future. If we do not become profitable within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. If we continue to incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. We do not know when or if we will become profitable. If we do achieve profitability, we may not sustain or increase profitability in the future. As a result, we may not be able to continue to operate.

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

Our business and financial condition depends on a limited number of customers. In fiscal 2002, two customers accounted for approximately 32% of our revenue, with each of these customers accounting for over 10% of our total revenue for that period. Four customers accounted for approximately 50% of our revenue in fiscal 2001, with each of these customers accounting for at least 10% of our total revenue for that period.

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

We license our software products to our customers and provide technical support. Most of our customers license our software under a three-year licensing agreement. Most of our licensing agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. As many of our licensing agreements are still within their initial term, we cannot predict what the renewal rate may be. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our licensing agreements allow those customers to terminate an agreement prior to its expiration under limited circumstances; for example, if our products do not meet specified performance requirements or goals. We expect a significant amount of our revenue to be generated from these licensing agreements. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

Because many of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability.

Many of our competitors, including Cadence, Synopsys and Avant!, which was recently acquired by Synopsys, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers have already made in their current design flows. If we are unable to gain additional market share due to these pre-existing relationships with our potential customers, our operating results could be harmed.

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

Although to date we have focused primarily on bundled time–based license agreements, we began to enter into perpetual and unbundled time-based license agreements during the quarter ended September 30, 2001. Revenue under these agreements is recognized using the residual method, which typically results in recognition of a larger amount of revenue in the quarter in which the license is granted as compared to our standard time-based licenses. Our quarterly results will likely fluctuate as a result of the mix of license agreements. We recognize revenue from our bundled time-based licenses ratably over the term of the agreement, which is typically three years, once the license has been signed and the product delivered. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

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

We generated 22% of our total revenue from sales outside North America for the year ended March 31, 2002. While all of our international sales to date have been denominated in U.S.

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

Rajeev Madhavan, our chief executive officer, Roy E. Jewell, our president and chief operating officer, and Hamid Savoj, our vice president—product development, as well as our technical, sales and marketing personnel, are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of our new executives or any new personnel could disrupt our ongoing operations.

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

We intend to further penetrate the customer–owned tooling market. If we cannot successfully penetrate this market or manage the costs associated with penetrating this market, our operating results may suffer.

We continue to broaden the focus of our sales efforts to include customer-owned tooling companies, which are companies that both design the logic and implement the physical design of an integrated circuit. Once the chip is designed, the customer-owned tooling company contracts with a foundry that will manufacture the chip based on a mask owned and provided to the foundry by the company. Customer–owned tooling companies tend to be smaller companies than our initial customers and may require fewer licenses from us. We have limited experience with these types of customers, and the costs associated with obtaining these customers may increase our operating expenses. If we cannot successfully penetrate the customer-owned tooling market or successfully manage the costs associated with obtaining customers in this market, our business and operating results may suffer.

We have incurred high customer engagement and support costs, and the failure to manage these costs could harm our operating results.

Because of the complexity of our products, we typically incur substantial costs when engaging a new customer. We also incur high field application engineering support costs to assist customers in their evaluations of our products. In the past, we have also provided substantial sales commission incentives to encourage and reward our sales employees for obtaining customer license agreements. If we fail to manage our customer engagement and support costs or the costs associated with our commission incentives, our operating results could suffer. We also expect sales and marketing expense to increase in absolute dollars as we intensify our sales efforts. Our sales and marketing activities may not yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur.

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

The Moscape merger is our only merger to date, and we have discontinued the development, marketing and licensing of Moscape’s CircuitScope product line and have also discontinued the marketing and licensing of GateScope as a separate product. We may pursue other acquisitions that we believe may complement our business. If we do acquire additional companies, the integration of the separate operations of our company and an acquisition partner may result in problems related to integration of technology and management teams, either of which could divert management’s attention from the day-to-day operations of the combined company. Also, we may not be able to retain key management, technical and sales personnel after an acquisition. We may not realize all of the anticipated benefits of future acquisitions.

Our products incorporate software licensed from third parties, and if we lose or are unable to maintain any of these software licenses, our product shipments could be delayed or reduced.

We use software, such as front-end language processing, license keying software and schematic viewing software, which we license from third parties. We have also licensed the rights to some technologies from various universities, including the Technical University of Eindhoven, Delft University and the University of California at Berkeley. These third-party software licenses may not continue to be available on commercially reasonable terms, or at all. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products, we could be required to cease or delay product shipments while we seek to develop alternative technologies.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. Currently, five of our patent applications have been allowed and we have 11 patent applications pending in the United States, including three provisional patent applications. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

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

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

Many of our contracts contain provisions indemnifying our customers from third party intellectual property infringement claims. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe third-party patents that may relate to our products. Also, we may be unaware of filed patent applications that relate to our software products.

We may also become involved in litigation unrelated to intellectual property infringement claims. For example, in August 2001, a complaint was filed against us alleging breach of contract, among other things. A more detailed description of this litigation appears under the heading “Legal Proceedings.” We may not be successful in defending this or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel.

We compete against companies that hold a large share of the electronic design automation market. If we cannot compete successfully, we will be unable to gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence, Synopsys, and Avant!, which was acquired by Synopsys. These companies are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do and they are often able to respond more quickly or price more effectively to take advantage of new opportunities or customer requirements. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. Our competitors have a significant market presence in North America. To successfully execute our business strategy, we must continue to increase our sales in North America. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cutback of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which may negatively impact our business and operating results. Terrorist attacks in the United States and other worldwide events throughout the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2002, most of our cash and investment portfolio consisted of money market funds and other high-grade investments with maturities of less than 90 days with only 15% with maturities over 90 days. Due to the short-term nature of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of March 31, 2002, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
Magma Design Automation, Inc.:

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the Index to Consolidated Financial Statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Moscape, Inc., which statements reflect total revenues constituting 31 percent of the related consolidated total for the year ended March 31, 2000. Those financial statements were audited by other auditors whose report has been furnished to us and is presented herein, and our opinion, insofar as it relates to the amounts included for Moscape, Inc. for the year ended March 31, 2000, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California
April 24, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Moscape, Inc.:

We have audited the statements of operations, stockholders deficit and cash flow of Moscape, Inc. (“the Company”) for the year ended December 31, 1999 (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Moscape, Inc. for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
January 8, 2001

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$78,478	$14,713
Short-term investments	13,468	—
Accounts receivable, net	17,601	2,548
Prepaid expenses and other current assets	1,327	2,417

Total current assets	110,874	19,678
Property and equipment, net	7,252	8,420
Other assets	1,583	1,191

Total assets	$119,709	$29,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,777	$2,805
Accrued expenses	9,441	6,937
Deferred revenue	15,617	7,652
Notes payable to bank, current portion	—	1,657

Total current liabilities	26,835	19,051
Notes payable to bank, non-current portion	—	29
Other long-term liabilities	130	533

Total liabilities	26,965	19,613

Redeemable convertible preferred stock	—	88,570

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.0001 par value:
Authorized: 150,000,000 shares at March 31, 2002, 38,571,426 shares at March 31, 2001
Issued and outstanding: 30,239,786 shares at March 31, 2002, 11,052,182 shares at March 31, 2001	3	6
Additional paid-in capital	223,450	20,613
Deferred stock-based compensation	(7,161)	(7,753)
Notes receivable from stockholders	(1,936)	(134)
Accumulated deficit	(121,612)	(91,626)

Total stockholders’ equity (deficit)	92,744	(78,894)

Total liabilities and stockholders’ equity (deficit)	$119,709	$29,289

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended March 31,
	2002	2001	2000
Revenue:
Licenses	$38,175	$11,270	$1,257
Services	8,182	572	193

Total revenue	46,357	11,842	1,450
Cost of revenue	8,308	5,762	1,188

Gross profit	38,049	6,080	262

Operating expenses:
Research and development	18,238	20,600	10,918
Sales and marketing	22,928	21,566	16,553
General and administrative	6,033	7,221	3,633
Amortization of stock-based compensation*	6,794	3,744	2,739

Total operating expenses	53,993	53,131	33,843

Operating loss	(15,944)	(47,051)	(33,581)

Interest income (expense):
Interest income	1,036	1,392	772
Interest expense	(186)	(232)	(172)
Interest expense—subordinated convertible promissory notes	(14,604)	—	—

Interest income (expense), net	(13,754)	1,160	600

Net loss before income taxes	(29,698)	(45,891)	(32,981)
Income taxes	(288)	(138)	(69)

Net loss	(29,986)	(46,029)	(33,050)
Less: preferred stock dividend	(5,814)	—	—

Net loss attributed to common stockholders	$(35,800)	$(46,029)	$(33,050)

Net loss per share—basic and diluted	$(2.07)	$(5.95)	$(10.91)

Weighted average shares—basic and diluted	17,258	7,733	3,029

*Components of stock-based compensation amortization are as follows:
Cost of revenue	$56	$86	$21
Research and development	1,326	1,098	1,102
Sales and marketing	2,319	1,203	941
General and administrative	3,093	1,357	675

	$6,794	$3,744	$2,739

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Notes Receivable from stockholders	Accumulated deficit	Total stockholders’ equity (def\icit)
	Shares	Amount	Shares	Amount
BALANCES AT MARCH 31, 1999	8,141,336	$21,155	6,263,902	$3	$4,615	$(2,057)	$(86)	$(11,257)	$(8,782)
Issuance of Series C preferred stock for cash, net of $14 issuance cost	711,723	5,281	—	—	—	—	—	—	—
Issuance of Series D preferred stock and warrants for cash, net of $50 issuance cost	2,000,370	30,560	—	—	—	—	—	—	—
Issuance of Series E-3 preferred stock for cash	93,682	721	—	—	—	—	—	—	—
Issuance of Series E-4 preferred stock for cash	10,770	166	—	—	—	—	—	—	—
Issuance of Moscape Series B preferred stock for cash	27,607	225	—	—	—	—	—	—	—
Issuance of Moscape Series C preferred stock for cash, net of $22 issuance cost	392,958	4,144	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	742,557	1	784	—	(161)	—	624
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(10)	—	(10)
Issuance of common stock to officer	—	—	177,477	—	301	(301)	—	—	—
Repurchase of common stock	—	—	(247,568)	—	(87)	—	—	—	(87)
Deferred stock-based compensation	—	—	—	—	3,329	(3,329)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2,739	—	—	2,739
Net loss	—	—	—	—	—	—	—	(33,050)	(33,050)

BALANCES AT MARCH 31, 2000	11,378,446	62,252	6,936,368	4	8,942	(2,948)	(257)	(44,307)	(38,566)

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Notes Receivable from stockholders	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
BALANCES AT MARCH 31, 2000 (CONTINUED)	11,378,446	62,252	6,936,368	4	8,942	(2,948)	(257)	(44,307)	(38,566)
Issuance of common stock upon exercise of stock options	—	—	169,753	—	309	—	(18)	—	291
Issuance of Series D preferred stock warrants in connection with debt financing	—	48	—	—	—	—	—	—	—
Exercise of warrants to purchase Moscape Series C preferred stock	471	5	—	—	—	—	—	—	—
Exercise of warrants to purchase Series D preferred stock	1,143	17	—	—	—	—	—	—	—
Exercise of warrants to purchase Series F-2 preferred stock	706	8	—	—	—	—	—	—	—
Conversion of Series A preferred stock	(3,685,708)	(2,136)	3,685,708	2	2,134	—	—	—	2,136
Conversion of Moscape Series A preferred stock	(412,672)	(693)	412,672	—	693	—	—	—	693
Issuance of Series D preferred stock for cash, net of $57 issuance cost	1,878,303	28,685	—	—	—	—	—	—	—
Issuance of Series E-4 preferred stock for cash	25,016	384	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(172,489)	—	(144)	—	95	—	(49)
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(12)	—	(12)
Repayment of note receivable from stockholders	—	—	—	—	—	—	54	—	54
Deferred stock-based compensation	—	—	—	—	8,660	(8,660)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	3,744	—	—	3,744
Adjustment to conform year-end of pooled company	—	—	20,170	—	19	111	4	(1,290)	(1,156)
Net loss	—	—	—	—	—	—	—	(46,029)	(46,029)

BALANCES AT MARCH 31, 2001	9,185,705	88,570	11,052,182	6	20,613	(7,753)	(134)	(91,626)	(78,894)

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Notes Receivable from stockholders	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
BALANCES AT MARCH 31, 2001 (CONTINUED)	9,185,705	$88,570	11,052,182	$6	$20,613	$(7,753)	$(134)	$(91,626)	$(78,894)
Exercise of warrants to purchase Series F-2 preferred stock	1,846	5	—	—	—	—	—	—	—
Redemption of Series E-3 preferred stock	(3,907)	(30)	—	—	—	—	—	—	—
Issuance of warrants with subordinated convertible promissory Notes	—	421	—	—	1,515	—	—	—	1,515
Exercise of warrants to purchase common stock	—	—	9,970	—	—	—	—	—	—
Initial public offering:
Issuance of common stock, net of $8,468 issuance costs	—	—	5,577,500	1	64,039	—	—	—	64,040
Conversion of preferred stock to common stock	(9,183,644)	(88,966)	9,770,889	1	88,965	—	—	—	88,966
Conversion of subordinated convertible promissory notes and related interest to common stock	—	—	2,940,656	—	25,613	—	—	—	25,613
Interest expense—beneficial conversion feature of promissory notes	—	—	—	—	11,837	—	—	—	11,837
Change in par value of common stock	—	—	—	(5)	5	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	665,187	—	3,015	(985)	(1,715)	—	315
Issuance of common stock pursuant to 2001 Purchase Plan	—	—	278,144	—	3,074	—	—	—	3,074
Repurchase of common stock	—	—	(54,742)	—	(35)	—	14	—	(21)
Repayment of note receivable from stockholder	—	—	—	—	—	—	25	—	25
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(126)	—	(126)
Deferred stock-based compensation	—	—	—	—	4,809	(4,809)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	6,386	—	—	6,386
Net loss	—	—	—	—	—	—	—	(29,986)	(29,986)

BALANCES AT MARCH 31, 2002	—	—	30,239,786	$3	$223,450	$(7,161)	$(1,936)	$(121,612)	$92,744

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(29,986)	$(46,029)	$(33,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,446	3,452	1,223
Provision for doubtful accounts	100	(25)	25
Amortization of debt discount and issuance costs	2,154	—	—
Interest expense — beneficial conversion feature of subordinated convertible promissory notes	11,837	—	—
Accrued interest on subordinated convertible promissory notes	613	—	—
Accrued interest on notes receivable from stockholders	(126)	(12)	(10)
Loss on sale of property and equipment	—	42	—
Amortization of stock-based compensation	6,794	3,744	2,739
Changes in operating assets and liabilities:
Accounts receivable	(15,153)	(1,917)	(557)
Prepaid expenses and other current assets	(2,239)	(2,296)	170
Accounts payable	(1,028)	2,327	(66)
Accrued expenses	2,095	(434)	6,566
Deferred revenue	7,965	3,738	3,454
Other long-term liabilities	1	(214)	123

Net cash used in operating activities	(12,527)	(37,624)	(19,383)

Cash flows from investing activities:
Purchase of property and equipment	(3,278)	(6,454)	(5,018)
Purchase of short-term investments	(13,468)	—	—
Proceeds from sale of property and equipment	—	20	—
Other assets	(392)	(446)	(202)

Net cash used in investing activities	(17,138)	(6,880)	(5,220)

Cash flows from financing activities:
Proceeds from issuance of notes payable to bank	—	1,500	729
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	5	29,099	41,097
Proceeds from initial public offering, net	67,369	—	—
Proceeds from issuance of subordinated notes and warrants	24,781	—	—
Proceeds from issuance of common stock	3,389	291	624
Proceeds from sale of subsidiary stock	—	—	483
Repurchase of subsidiary stock	(402)	—	—
Proceeds from repayment of note receivable from stockholders	25	54	—
Repurchase of common stock	(21)	(49)	(87)
Redemption of preferred stock	(30)	—	—
Repayment of notes payable to bank	(1,686)	(1,347)	(604)

Net cash provided by financing activities	93,430	29,548	42,242

Increase (decrease) in cash and cash equivalents	63,765	(14,956)	17,639
Adjustment to conform year end of pooled company	—	(740)	—
Cash and cash equivalents at beginning of period	14,713	30,409	12,770

Cash and cash equivalents at end of period	$78,478	$14,713	$30,409

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended March 31,
	2002	2001	2000
Supplemental disclosure:
Non-cash investing and financing activities:
Issuance of common stock on exercise of stock options for notes receivable from stockholders	$5,400	$18	$161

Issuance of redeemable convertible preferred stock warrants in connection with debt financing	$1,936	$48	$—

Conversion of redeemable convertible preferred stock into common stock	$88,966	$2,829	$—

Conversion of subordinated convertible promissory notes and related interest into common stock	$25,613	$—	$—

Deferred stock-based compensation	$4,809	$8,660	$3,630

Acquisition of equipment under capital lease	$—	$13	$103

Forgiveness of notes due from shareholders	$660	$—	$—

Preferred stock dividend	$5,814	$—	$—

Cash paid for:
Interest	$216	$232	$147

Taxes	$288	$138	$74

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2002, 2001, and 2000

Note 1.    The Company and Summary of Significant Accounting Policies

Magma Design Automation, Inc. (the “Company” or “Magma”), a Delaware corporation, was incorporated on April 1, 1997. The Company provides design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. The Company’s Blast Fusion and Blast Chip products utilized a new methodology for complex, deep submicron chip design that combines traditionally separate logical design and physical design processes into an integrated design flow. The Company’s integrated design flow significantly reduces timing closure iterations, which accelerates product introduction for its customers. The Company has licensed its flagship product, Blast Fusion, to major semiconductor companies and electronic products manufacturers in Asia, Europe, and the United States. For the first two years of operation the Company was primarily involved in developing its technology, recruiting personnel and raising capital and was considered to be in the development stage. With the successful completion of product development and the execution of significant revenue generating contracts during the last quarter of fiscal 2000, the Company was no longer considered in the development stage.

On August 9, 2000, the Company merged with Moscape, Inc. (“Moscape”). Moscape developed technologies and products used for the analysis and repair of signal and electrical problems in deep submicron silicon. Under the terms of the agreement, the Company issued approximately 1,049,544 shares of its common stock, 278,201 options to purchase its common stock, 581,606 shares of its redeemable convertible preferred stock and 20,739 warrants to purchase its redeemable convertible preferred stock in exchange for all the outstanding shares of, and options and warrants to purchase, common stock and redeemable convertible preferred stock of Moscape. The transaction has been accounted for as a pooling of interests.

All share and per share amounts in the consolidated financial statements reflect exchange ratios based on the number of Moscape shares, options and warrants outstanding as of August 9, 2000, the effective date of the merger. The exchange ratios used in converting Moscape outstanding equity interests were based on the relative fair values of the specific outstanding equity interests and are as follows:

Common stock and common stock options	.343895
Series B redeemable convertible preferred stock and related warrants	.465340
Series C redeemable convertible preferred stock and related warrants	.357833

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Prior to the combination, Moscape’s fiscal year ended December 31. In recording the pooling-of-interests combination, Moscape’s financial statements for the years ended

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

December 31, 1997, 1998, and 1999 were combined with Magma’s financial statements for the years ended March 31, 1998, 1999, and 2000, respectively. The operating results of Moscape for the three months ended March 31, 2000 (revenue and net loss of $293,000 and $1,290,000, respectively) are excluded from the consolidated statements of operations for the years ended March 31, 2000 and 2001. An adjustment has been made to stockholders’ deficit as of August 9, 2000 to reflect the results of operations of Moscape for the three months ended March 31, 2000. There were no intercompany transactions prior to the effective date of the merger.

The results of operations of the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below. Revenues and net loss for Moscape subsequent to August 9, 2000 are included with Magma’s financial results (in thousands).

	Years Ended March 31,
	2001	2000
Revenues:
Magma	$11,752	$1,000
Moscape	90	450

Combined	$11,842	$1,450

Net loss:
Magma	$43,058	$30,228
Moscape	2,971	2,822

Combined	$46,029	$33,050

Initial public offering

In August 2000, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission (“SEC”) to sell shares of its common stock in connection with an initial public offering (“IPO”), which became effective on November 19, 2001. The Company’s IPO of 5,577,500 shares of common stock closed on November 26, 2001, and the proceeds of the offering totaled $64.0 million, net of issuance costs. Upon the closing of the IPO, all of the then outstanding shares of redeemable convertible preferred stock and outstanding subordinated convertible promissory notes and related accrued interest were automatically converted into shares of common stock.

Use of estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support (“PCS”), installation, training, etc. to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered.

In December 1999, the Staff of the SEC published Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance set forth by SAB 101 has been adopted for all periods presented.

Through June 30, 2001, the Company licensed its Blast Fusion and Blast Chip products under time-based licenses. Starting in the quarter ended September 30, 2001, the Company began offering perpetual licenses on these products. The CircuitScope and GateScope products are primarily perpetual licenses. In January 2001, the Company discontinued the development, marketing and licensing of CircuitScope. The Company has also discontinued the marketing and licensing of GateScope as a separate product.

For Blast Fusion and Blast Chip software products, the Company’s standard license agreement includes PCS for a specified period of time. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term; therefore, vendor specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 80% of the fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

Also, in addition to continuing to offer time-based licenses bundled with PCS, beginning in the quarter ended September 30, 2001, for Blast Fusion and Blast Chip software products, the Company began offering three-year time-based and perpetual licenses with PCS bundled for the first year of the license term. Thereafter, PCS can be renewed annually for an additional fee stated in the agreement. The Company uses the respective PCS renewal rate as evidence of fair value of PCS; therefore, where the only undelivered element is PCS, license revenue from these contracts is recognized using the residual method. Under the residual method, the fair value of PCS is recognized over the PCS term and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an agreement involves extended payment terms, revenue recognized on the residual method is limited to amounts due and payable.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific evidence of fair value of PCS. Service revenue is comprised of PCS on licenses where the Company has vendor specific evidence of fair value of PCS, and consulting and training on all products. The Company has vendor specific objective evidence of fair value for consulting and training services. Therefore, revenue from such services is recognized when delivered.

Warranty expense

The Company provides its customers a product warranty for a 90-day period. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the Company has not incurred any costs related to warranty obligations.

Commission expense

The Company recognizes sales commission expense as it is earned by employees. During the years ended March 31, 2001 and 2000, sales commission was earned when a customer signed the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

license agreement. Beginning in fiscal 2002, a portion of the commission is earned upon the signing of the license agreement by the customer, and the remaining portion is earned as cash payments are received over the term of the license.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements, but has not been invoiced to the customer. As of March 31, 2002 and 2001, unbilled receivables were approximately $2,113,000 and $389,000, respectively.

Research and development expenses

Research and development expenses are charged to expense as incurred.

Capitalized software

Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no costs have been capitalized to date.

Software included in property and equipment includes amounts paid for purchased software and customization services for software used internally which has been capitalized in accordance with SOP 98-1, “Accounting for Costs of Computer Software for Internal Use”.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. The resultant effects of translation at March 31, 2002 and 2001, and 2000 were not significant.

Derivative financial instruments

In June 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

whether they qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, was adopted as of April 1, 2001. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not affect the Company’s consolidated financial statements. At March 31, 2002 and 2001, the Company did not hold any derivative financial instruments.

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. At March 31, 2002 and 2001, cash equivalents consisted primarily of commercial paper and money market funds.

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations, and fixed income corporate securities, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheet. Fair value of short-term investments approximates cost for all periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company’s cash equivalents generally consist of commercial paper and money market funds with high quality financial institutions. Accounts receivable are typically unsecured and are derived from product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date, the Company has not experienced any credit losses.

Property and equipment

Property and equipment are recorded at cost. Equipment under capital lease is stated at the present value of the minimum lease payments. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the related assets, generally three to five years. Equipment under capital lease and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Impairment of long-lived assets

In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

SFAS No. 121, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There have been no impairment losses through March 31, 2002.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Restricted Cash

Restricted cash was $564,000 at March 31, 2002 and 2001 to support letters of credit as security deposits on leased facilities and is included in other assets on the consolidated balance sheets. The deposits are required for the three-year and five-year terms of the leases.

Stock-based compensation

The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25”, and EITF Issue No. 00-23 “Issues Related to the Accounting for Stock Compensation”, EITF No. 0025, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product”, and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. Accordingly, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price. Options and warrants granted to consultants and other non-employees are accounted for at fair value pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services”. The Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Fair value of financial instruments

The carrying amounts of the Company’s cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying amounts of the Company’s notes payable to bank approximate fair value due to their variable interest rate terms or relatively short maturities.

Recently issued accounting pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 upon issuance and SFAS No. 142 was adopted as of April 1, 2001. The adoption of SFAS No. 141 and 142 did not affect the Company’s consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 144 will not have a significant effect on its consolidated financial statements.

Note 2.    Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share is computed by dividing net loss attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

common shares outstanding during the period including stock options and warrants using the treasury stock method and redeemable convertible preferred stock using the as-if-converted method. The diluted net loss per share is the same as the basic net loss per share for all periods presented because potential common shares, composed of common stock subject to repurchase, common stock issuable upon exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock, are not considered when their effect is antidilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended March 31, 2002, 2001, and 2000 because their effect would have been antidilutive:

	Years Ended March 31,
	2002	2001	2000
Shares issuable under stock options	4,325,016	3,899,077	1,477,974
Shares of common stock issued pursuant to stock option plans and subject to repurchase	486,994	664,633	1,784,822
Shares of common stock purchased by founders and subject to repurchase	95,536	335,178	1,176,732
Shares of redeemable convertible preferred stock on an as-if converted basis	—	9,185,705	11,378,446
Shares issuable pursuant to warrants to purchase redeemable convertible preferred stock	—	239,617	241,937
Shares issuable pursuant to warrants and other options to purchase common stock	145,953	—	—

The weighted-average exercise price of stock options outstanding as of March 31, 2002, 2001, and 2000 was $7.849, $8.271, $2.206, respectively. The weighted average repurchase price of common stock issued pursuant to stock option plans outstanding as of March 31, 2002, 2001, and 2000 was $7.985, $0.432, and 0.653, respectively. The weighted average repurchase price of founders common stock outstanding as of March 31, 2002, 2001, and 2000 was $.00117 for all periods. The weighted average exercise price of redeemable convertible preferred stock warrants outstanding as of March 31, 2002, 2001, and 2000 was $0, $13.177, $13.131, respectively. The weighted average exercise price of warrants and other options to purchase common stock outstanding as of March 31, 2002 was $6.554.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	March 31,
	2002	2001
Property and equipment:
Computer equipment	$13,499	$10,671
Software	1,523	1,074
Furniture and fixtures	1,085	1,076
Leasehold improvements	343	330

	16,450	13,151
Accumulated depreciation	(9,198)	(4,731)

	$7,252	$8,420

Accrued expenses:
Sales commissions	$2,631	$2,712
Bonuses	2,828	1,947
Other payroll and related accruals	2,441	1,584
Accrued professional fees	539	461
Other	1,002	233

	$9,441	$6,937

Note 4.    Stockholders’ Equity

Initial public offering

On November 26, 2001, the Company closed its IPO of 5,577,500 shares of its common stock at a price of $13.00 per share and received net proceeds of $64,040,000. As a result the closing of the IPO the following actions occurred: (1) conversion of all of the Company’s 9,183,644 shares of redeemable convertible preferred stock into 9,770,889 shares of common stock, (2) conversion of $25,000,000 of subordinated convertible promissory notes (the “Notes”) and related accrued interest of $613,000 through November 20, 2001 at a price of $8.71 per share into 2,940,656 shares of common stock, (4) recognition of a non-cash interest expense of $11,837,000 related to a beneficial conversion feature of the Notes by increasing additional paid-in capital, (5) amortization of the remaining balance of debt discount and issuance costs related to the Notes, (6) transfer of $3,392,000 estimated deferred S-1 issuance costs related to the IPO from prepaid expenses and other current assets to additional paid-in capital, (7) expiration of warrants to purchase 164,081 shares of Series D redeemable convertible preferred stock and 10,943 shares of Series F-2 redeemable convertible preferred stock, and (8) conversion of warrants to purchase 40,317 shares of Series C redeemable convertible preferred stock and 5,636 shares of Series D redeemable convertible preferred stock into warrants to purchase the same number of shares of common stock. In addition, the Company filed an Amended and Restated Certificate of Incorporation, which, among other things, changed the number of authorized shares of common

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

stock and preferred stock to 150,000,000 shares and 5,000,000 shares, respectively, changed the par value of both to $.0001 per share, and deleted the provisions relating to all series of preferred stock previously authorized or outstanding.

Common stock

In fiscal 1998, the Company issued 2,485,712 shares of restricted common stock at par for cash to founders and in fiscal 1999 issued an additional 608,570 shares of restricted common stock at $0.233 per share for cash to its current Chief Executive Officer. Such restricted shares are subject to repurchase rights, pursuant to which the Company has the right to repurchase all or any portion of the unvested shares of restricted stock at the original purchase price, which right lapses over a four year vesting period. At March 31, 2002, 2001 and 2000, 95,536 shares, 335,178 shares, and 1,176,732 shares, respectively, of restricted common stock were subject to the Company’s repurchase option.

At March 31, 2001 and 2000, 5,151,976 shares and 5,260,068 shares, respectively, of common stock were subject to voting agreements. As a result of the IPO, the voting agreement provisions and the irrevocable proxies were terminated. Prior to their termination these agreements required the shareholder to (1) vote all shares of common stock owned to nominate the Company’s current Chief Executive Officer as a director and to cause and maintain his election to the Board of Directors, (2) vote against any action or proposal to remove the Chief Executive Officer as a director of the Company, to reduce the number of directors, to divide the Board of Directors into two or more classes, or to alter the existing voting rights of the outstanding shares of capital stock, and (3) accumulate votes in a manner that would ensure the Chief Executive Officer’s election to the Board of Directors in the event of cumulative voting. In addition, each shareholder had provided the Chief Executive Officer an irrevocable proxy for the limited purpose of voting such shares in accordance with the restrictions indicated above, as well as voting to increase the Board of Directors, remove any incumbent director, or fill a vacancy on the Board of Directors.

In December 1999, Moscape issued 177,477 shares of common stock upon the exercise of certain stock purchase rights and stock options to an officer in exchange for full recourse notes receivable of approximately $301,000, which are collateralized by the underlying shares of common stock. The notes were to be forgiven at the earlier of (1) a change in control, (2) a firmly underwritten initial public offering, or (3) the expiration of the term of the notes. The notes receivable were included in stockholders’ deficit in the accompanying consolidated balance sheets as deferred stock compensation since the likelihood of collection was remote. The amount was being amortized to stock-based compensation expense as the underlying shares vest. Due to the change in control resulting from the merger with the Company, the notes were forgiven, and the unamortized balance of $226,000 was recognized as expense.

Stock incentive plans

2001 stock incentive plan

Upon the closing of the IPO, the 2001 stock incentive plan (“2001 Plan”), which was approved by the stockholders in August 2001, became effective. Under the 2001 Plan, the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Company may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, stock appreciation rights (“SARs”) or unit awards (“Stock Units”) based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan is 2,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. Such shares may be authorized but unissued shares or treasury shares. As of January 1 of each year, commencing with the year 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6,000,000 shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of March 31, 2002, the Company has reserved 3,797,523 shares of the Company’s common stock for issuance pursuant to the 2001 Plan.

1997 and 1998 stock incentive plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) (collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years.

At March 31, 2001, the Company had reserved 1,851,428 shares and 5,515,714 shares of the Company’s common stock for the 1997 Plan and the 1998 Plan, respectively. At March 31, 2001 there were 72,477 shares and 340,632 shares of the Company’s common stock available for future grants from the 1997 Plan and the 1998 Plan, respectively. As a result of the 2001 Option Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the 1997 and 1998 stock incentive plans. At March 31, 2002, 486,994 unvested shares with a weighted average exercise price per share of $7.985 had been exercised and were subject to the Company’s repurchase rights. At March 31, 2001, 664,633 unvested shares with a weighted

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

average exercise price per share of $0.432 had been exercised and were subject to the Company’s repurchase rights.

In October 2001, the Company’s President exercised options to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. If the President is still employed by the Company on any anniversary of his date of hire after a liquidity event occurs or if he is terminated other than for cause before a liquidity event, up to $2,700,000 note principal and $373,000 related total interest to maturity will be forgiven. A liquidity event means a sale of the Company or an initial public offering of the Company’s common stock and the expiration of any lock-up period imposed by such a transaction that restricts the sale of the President’s Shares. The forgivable portion of the note and related interest was recorded as a reduction of notes receivable from stockholders and a charge to deferred compensation, which will be amortized to compensation expense over the five-year term of the note. As of March 31, 2002, approximately $550,000 of principal and related accrued interest has been forgiven. The outstanding principal and accrued interest at March 31, 2002 totaled $4,053,000, of which $2,211,000 is subject to forgiveness.

In November 2001, the Company’s Vice President—Sales exercised options to purchase 85,713 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $900,000 bearing interest of 5.5% per annum and due in March 2006. If the President is still employed by the Company on any anniversary of his date of hire after a liquidity event occurs or if he is terminated other than for cause before a liquidity event, up to $540,000 note principal and $72,000 related total interest to maturity will be forgiven. A liquidity event means a sale of the Company or an initial public offering of the Company’s common stock and the expiration of any lock-up period imposed by such a transaction that restricts the sale of the shares of the Vice President—Sales. The forgivable portion of the note and related interest was recorded as a reduction of notes receivable from stockholders and a charge to deferred compensation, which will be amortized to compensation expense over the five-year term of the note. As of March 31, 2002, approximately $110,000 of principal and related accrued interest has been forgiven. The outstanding principal and accrued interest at March 31, 2002 totaled $807,000, of which $440,000 is subject to forgiveness.

Moscape’s 1997 Stock Option Plan (the Moscape Plan) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years.

In connection with the pooling-of-interests transaction described in Note 1, outstanding options granted by Moscape were exchanged for options to purchase Magma common stock under the original terms of the Moscape option, with the number of options and per share exercise price adjusted for the merger exchange rate. Accordingly, information presented for the Company’s stock incentive plans reflect options granted by Moscape at the merger exchange rate.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Activity under the 1997, 1998, 2001, and the Moscape Plans is summarized as follows:

	Years Ended March 31,
	2002		2001		2000
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning Balance	3,899,077	$8.271	1,477,974	$2.206	930,190	$0.349
Granted	1,731,465	$7.723	2,890,258	$10.631	1,585,850	$2.735
Exercised	(665,187)	$8.593	(189,922)	$1.600	(920,034)	$1.194
Forfeited	(640,339)	$9.241	(279,233)	$5.125	(118,032)	$2.563

Ending Balance	4,325,016	$7.849	3,899,077	$8.271	1,477,974	$2.206

The activity for fiscal 2001 also includes the activity of Moscape for the period from January 1, 2000 through the date of the merger.

At March 31, 2002 and 2001, 1,237,482 and 556,074 outstanding options were vested with a weighted average exercise price per share of $6.544 and $3.536, respectively.

The following table summarizes information about stock options outstanding at March 31, 2002:

Exercise Price	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.0583	51,428	6.4	$0.0583
$ 0.1867	36,646	7.5	$0.1867
$ 0.2917	161,967	7.6	$0.2917
$ 0.7700	60,213	8.0	$0.7700
$ 1.5400-1.9833	434,012	8.8	$1.7229
$ 3.7733	8,142	8.6	$3.7733
$ 5.8333-6.4166	1,473,907	8.6	$5.8502
$ 8.1667-11.5500	1,874,011	8.6	$10.6452
$16.3700-24.5000	195,855	8.6	$18.4547
$30.2800	28,835	9.6	$30.2800

	4,325,016

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

	Years Ended March 31,
	2002		2001		2000
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	239,818	$19.375	91,661	$11.037	251,642	$1.842

Options granted with exercise prices less than the fair value at date of grant	1,491,647	$5.833	2,798,597	$10.617	1,334,208	$2.903

Options to consultants and other non-employees

During fiscal 2002, 2001, and 2000, the Company granted options to purchase 109,209 shares, 22,840 shares, 18,578 shares, respectively, of common stock to consultants and other non-employees with weighted average exercise prices of approximately $6.874, $10.742, $2.718, respectively. The fair value of such options is calculated at the end of each reporting period through the applicable vesting date based upon the Black-Scholes option pricing model, and the resulting expense is amortized based on the term of the consulting agreement or service period. Included in amortization of stock-based compensation in the accompanying consolidated statements of operations was amortization related to consultants and other non-employees of $742,000, $134,000, and $789,000, for the years ended March 31, 2002, 2001, and 2000, respectively.

Amortization of stock-based compensation for fiscal 2002 includes $408,000 for the unvested portion of options to purchase 100,000 shares of common stock granted to a non-employee in fiscal 2002. Such amount is included in accrued liabilities at March 31, 2002.

Stock-based compensation

SFAS 123 requires the disclosure of pro forma net loss as if the Company had adopted the fair value method for its stock-based compensation arrangements for employees since the Company’s inception.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Had compensation cost been determined based on the fair value at the grant date for awards in fiscal 2002, 2001, and 2000 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for fiscal 2002, 2001, and 2000 would have been as follows (in thousands, except per share data):

	Years Ended March 31,
	2002	2001	2000
Net loss attributed to common stockholders:
As reported	$(35,800)	$(46,029)	$(33,050)

Pro forma	$(44,224)	$(48,016)	$(33,596)

Net loss per share, basic and diluted:
As reported	$(2.07)	$(5.95)	$(10.91)

Pro forma	$(2.56)	$(6.21)	$(11.09)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during fiscal 2002, 2001, and 2000 was $6.900, $10.631, $2.735, respectively. The fair value of options at the date of grant was estimated using the minimal value method for fiscal 2001 and 2000 and through the date of the Company’s IPO in November 2001, based on the following assumptions:

	Years Ended March 31,
	2002	2001	2000
Risk-free interest	3.50-5.08%	4.78-6.25%	5.18-6.66%
Expected life	4-5 years	4-5 years	4 years
Expected dividend yield	0%	0%	0%
Volatility	70%	0%	0%

Employee stock purchase plans

From September 1997 through November 1999, the Company adopted in succession four Employee Stock Purchase Plans (“Purchase Plans”). Each Purchase Plan allowed eligible participants (employees, and in certain circumstances consultants and directors of the Company) to purchase Series E redeemable convertible preferred stock at 100% of the fair value as determined by the Board of Directors. Pursuant to each Purchase Plan the Company issued 535,672, 391,340, 93,682, and 35,786 shares of its Series E-1, E-2, E-3, and E-4 redeemable convertible preferred stock, respectively. As of March 31, 2001 all Purchase Plans had terminated according to their provisions.

As a result of the IPO, the 2001 employee stock purchase plan (“2001 Purchase Plan”), which the stockholders approved in August 2001, became effective. Employees, including officers

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

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

As of March 31, 2002, a total of 1,000,000 shares of common stock have been reserved for issuance under the 2001 Purchase Plan and 278,144 shares of common stock have been issued. Starting with fiscal 2003, the number of shares reserved for issuance will be increased on the first day of each fiscal year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

Common stock splits

On December 3, 1999, each share of Series A, B, E-1, E-2 and E-3 redeemable convertible preferred stock was split two for one, and each share of Series C redeemable convertible preferred stock was split 2.06648 to one, and on May 1, 1999 each share of common stock was split two for one. In addition, the par value of the common and redeemable convertible preferred stock was changed to $.0005 per share on the respective dates. The effect of the stock splits and change in par values have been applied retroactively to all common stock and redeemable convertible preferred stock and redeemable convertible preferred stock warrants.

In August 2001, the Board of Directors and the Company’s stockholders approved a three-for-seven reverse stock split of all common and redeemable convertible preferred stock, options and warrants which was effected on September 26, 2001. The effect of this reverse stock split has been applied retroactively to all common and redeemable convertible preferred stock, options and warrants.

Note 5.    Redeemable Convertible Preferred Stock

As a result of the IPO, in November 2001 the Company converted 9,183,644 shares of redeemable convertible preferred stock into 9,970,889 shares of common stock. The Moscape Series A redeemable convertible preferred stock was converted into 412,672 shares of Moscape common stock prior to the merger with the Company in August 2000. Pursuant to the merger agreement with Moscape, on August 9, 2000, the Moscape Series B redeemable convertible preferred stock was exchanged for 188,177 shares of Series F-1 redeemable convertible preferred

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

stock, and the Moscape Series C redeemable convertible preferred stock was exchanged for 393,429 shares of Series F-2 redeemable convertible preferred stock. In August 2000, the 3,685,708 shares of Series A redeemable convertible preferred stock were converted to 3,685,708 shares of common stock.

Redeemable convertible preferred stock warrants

In connection with a financing agreement, the Company issued warrants to purchase 10,285 shares of Series A redeemable convertible preferred stock at $0.583 per share in August 1997. As a result of the August 2000 conversion of Series A redeemable convertible preferred stock to common stock, only common stock may be purchased by the exercise of these warrants. The fair value of these warrants was insignificant at the time of issuance. In November 2001, these warrants were exercised on net basis for 9,970 shares of common stock.

In connection with the sale to an investor of Series C redeemable convertible preferred stock and a related strategic development agreement, the Company issued warrants to purchase 40,317 shares of Series C redeemable convertible preferred stock at $7.441 per share in April 1999. These warrants were converted to 40,317 shares of warrants to purchase common stock in connection with the IPO. The warrants to purchase common stock vest based on certain provisions of the development agreement, are exercisable after vesting, and expire in April 2004. Neither the investor nor the Company pursued initially or have current plans to pursue the development agreement, and accordingly the Company has not ascribed any fair value to these warrants. As of March 31, 2002, these warrants remained outstanding.

In connection with the sale of Series D redeemable convertible preferred stock, the Company issued warrants to purchase 165,224 shares of Series D redeemable convertible preferred stock at $15.302 per share in December 1999. The remaining warrants expired on the closing of the IPO. The fair value of these warrants, included in redeemable convertible preferred stock in the accompanying consolidated financial statements, was estimated to be $724,000 using the Black Scholes option pricing model with the following assumptions: contractual life of three years, no dividends, risk free interest rate of 6.28%, and volatility of 70%. Warrants to purchase 1,143 shares of Series D redeemable convertible preferred stock were exercised in July 2000.

Pursuant to a loan agreement entered into in April 2000, the Company issued warrants to purchase 4,901 shares of Series D redeemable convertible preferred stock at $15.302 per share to a bank. These warrants are exercisable at any time and expire the earlier of April 2007 or the closing of a merger or consolidation after which the stockholders of the Company hold less than 50% of the voting securities of the surviving entity. The fair value of these warrants was estimated to be $48,000 at the time of issuance using the Black Scholes option pricing model with the following assumptions: contractual life of seven years, no dividends, risk free interest rate of 6.52%, and volatility of 70%. Such amount has been reflected as a discount on the notes payable to bank and is being amortized to interest expense over the life of the loan. In connection with the IPO, these warrants converted into warrants to purchase 5,636 shares of common stock. As of March 31, 2002, these warrants remained outstanding.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

In fiscal 2000, Moscape issued warrants to purchase 7,244 and 13,966 shares of Moscape Series B and Moscape Series C redeemable convertible preferred stock at $17.910 and $10.617 per share, respectively. The total fair value of these warrants, included in redeemable convertible preferred stock in the accompanying consolidated financial statements, was estimated to be approximately $6,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%–6%, contractual life of four years; and expected volatility of 75%. Warrants to purchase 471 shares of Moscape Series C redeemable convertible preferred stock were exercised in July 2000.

Pursuant to the merger agreement between the Company and Moscape, on August 9, 2000 the warrants to purchase Moscape Series B and Moscape Series C redeemable convertible preferred stock were exchanged for warrants to purchase 7,244 shares of the Company’s Series F-1 redeemable convertible preferred stock and 13,495 shares of the Company’s Series F-2 redeemable convertible preferred stock, respectively. The warrants to purchase 7,244 shares of Series F-1 redeemable convertible preferred stock expired in September 2001, and the warrants to purchase 10,943 shares of Series F-2 redeemable convertible preferred stock expired on the IPO date.

Warrants to purchase 706, 471, and 1375 shares of Series F-2 redeemable convertible preferred stock were exercised in December 2000, June 2001, and November 2001, respectively.

In August 2001, the Company issued warrants to purchase Series C redeemable convertible preferred stock in connection with a subordinated debt financing (see Note 7).

Preferred stock rescission offer

Series E-3 redeemable convertible preferred stock issued pursuant to the Company’s employee stock purchase plan was not exempt from registration or qualification under California state securities laws, and this stock issuance violated the registration requirements of California state securities laws because registration or qualification was not obtained. Consequently, holders of such redeemable convertible preferred stock who are considered non-qualified investors have the right to and may seek to recover their original purchase price plus interest. On June 8, 2001, the Company made a rescission offer to shareholders of 54,570 shares of Series E-3 redeemable convertible preferred stock for 30 days. As of July 9, 2001, the expiration date of the rescission offer, shareholders of 3,907 shares of Series E-3 preferred stock accepted the rescission offer, and the Company made payments of $34,000, which included interest of $4,000.

Preferred stock dividend

On July 24, 2001, the Board of Directors approved an amendment of the Company’s certificate of incorporation, which, among other things, reduced the liquidation preference of the Series D and E-4 redeemable convertible preferred stock and increased the conversion ratio of this stock from 1:1 to 1:1.15 such that each share of the Company’s redeemable convertible preferred stock converted into 1.15 shares of common stock on the completion of the IPO. The adjustment

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

to the conversion ratios of the Series D redeemable convertible preferred stock and Series E-4 redeemable convertible preferred stock was approved by the Company’s stockholders on July 26, 2001. As a result of the increase in the conversion ratio, the Company recorded a preferred stock dividend of $5,814,000 which reflects the increase in the number of shares of common stock that the Series D redeemable convertible preferred stock and Series E-4 redeemable convertible preferred stock will convert into and the fair value of the Company’s common stock at the date the adjustment to the conversion ratios was approved.

No cash dividends on the redeemable convertible preferred stock have been paid.

Note 6.    Notes Payable to Bank

The Company entered into several loan agreements with a bank under which it borrowed approximately $2,200,000 to purchase equipment through March 31, 2000. Principal and interest on borrowings were payable in 24 or 36 monthly installments depending on the borrowing date, and interest on outstanding borrowings accrued at the bank’s prime rate of interest plus 0.5% (8.5% at March 31, 2001). Once repaid, the original amounts advanced may not be reborrowed. At March 31, 2000, the Company had utilized the total available borrowing base. In April 2000, the Company entered into an equipment loan agreement with the same bank under which it borrowed the maximum of $1,500,000 in June 2000. Advances under the line bore interest at 9.93% and were repayable in monthly installments of principal and interest of approximately $69,000 through May 2002.

All borrowings were secured by the Company’s assets purchased with the borrowings and by current and future intellectual property, including, but not limited to copyrights, trademarks, and patents. Furthermore, financial covenants included in the loan agreements placed limits on the Company’s quarterly net losses and required the Company to maintain certain balances in unrestricted cash and cash equivalents and trade receivables. The Company was either in compliance with such requirements or received waivers for certain restrictive covenants at March 31, 2001.

In November 2001, the Company repaid all outstanding principal borrowings and related accrued interest on its notes payable to bank, thereby obtaining the release of all security held under such borrowings.

Note 7.    Subordinated Convertible Promissory Notes

On August 2, 2001, the Company completed a subordinated debt financing in the form of Convertible Promissory Notes (“Notes”) in the aggregate amount of $25.0 million. The Notes bore interest at 8% per annum until paid in full or converted into equity of the Company and were subordinate to certain bank indebtedness.

In connection with this financing, the Company issued warrants to purchase shares of the Company’s common stock that are exercisable in the event of a change in control of the Company (the “Acquisition Warrants”) and warrants to purchase shares of the Company’s Series C

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

redeemable convertible preferred stock exercisable if the company has not completed an IPO (the “IPO Warrants”) by June 1, 2002. The fair value of the Acquisition Warrants and the IPO warrants was determined to be $547,000 and $421,000, respectively based on an independent appraisal.

The proceeds of the financing were allocated to the debt and the warrants based on their relative fair values. The amount allocated to the warrants was initially recorded as debt discount. Additionally, because of the beneficial conversion feature in the voluntary conversion provisions of the Notes, an amount equal to the difference between the fair value of the common shares at issuance and the conversion price multiplied by the number of shares to be issued, was initially recorded as additional debt discount.

As a result of the IPO, the Notes and related accrued interest of $613,000 automatically converted at a price of $8.71 per share into 2,940,656 shares of common stock. In addition, interest expense of $1,936,000 and $218,000 related to debt discount and issuance costs were recorded. The notes also contained a beneficial conversion feature upon the completion of an IPO; and the Company as a result of its IPO recorded a non-cash interest charge of $11,837,000 related to that feature.

Note 8.    Commitments and Contingencies

The Company leases its facilities under several non-cancelable operating leases expiring at various times from April 2002 through September 2005.

Approximate future minimum lease payments under these operating leases at March 31, 2002 are as follows (in thousands):

Fiscal Year	March 31, 2002
2003	$1,896
2004	1,123
2005	129
2006	65

$3,213

Rent expense for the years ended March 31, 2002, 2001, and 2000 was approximately $2,229,000 (net of $48,000 sublease revenue), $2,210,000 (net of $157,000 sublease revenue), $1,170,000 (net of $574,000 sublease revenue), respectively.

The Company is a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint filed in August 2001 seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. The Company filed a cross-complaint against the plaintiff in December 2001, alleging

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against us, our Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against us. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with plaintiff’s lost acquisition opportunities. The Company intends to vigorously defend itself against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time. We may be subject to various other claims and legal actions arising in the ordinary course of business.

Note 9.    Income Taxes

Income tax expense consisted of the following (in thousands):

	Years Ended March 31,
	2002	2001	2000
Current tax expense	$288	$138	$69
Deferred tax expense	—	—	—

Total tax expense	$228	$138	$69

The above income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Years Ended March 31,
	2002	2001	2000
Federal tax at statutory rate	$(10,394)	$(16,112)	$(11,543)
Current year net operating losses and temporary differences for which no tax benefit is recognized	7,968	15,034	10,784
Permanent differences, primarily related to stock-based compensation	2,426	1,078	759
Foreign tax expense	288	138	69

Total tax expense	$288	$138	$69

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2002	2001	2000
Deferred tax assets:
Capitalized start-up costs	$1,345	$1,931	$1,129
Deferred revenue	139	175	1,016
Other	—	26	426
Accrued compensation related expenses	792	1,814	175
Net operating loss and credit carryforwards	38,197	31,436	15,092

Gross deferred tax assets	40,472	35,382	17,838
Valuation allowance	(40,237)	(35,186)	(17,659)

Total deferred tax assets	235	196	179
Deferred tax liabilities—property and equipment	(235)	(196)	(179)

Net deferred tax assets (liabilities)	$—	$—	$—

At March 31, 2002, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $93 million and $38 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2012 through 2021. The California net operating loss carryforwards expire beginning in 2002 through 2011. The Company also has research credit carryforwards for federal and California tax purposes of approximately $2.1 million and $1.5 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforward expires through 2021, and the California research credit carries forward indefinitely.

The Company has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the years ended March 31, 2002, 2001, and 2000 was an increase of $5,051,000, $17,527,000, and $12,792,000, respectively.

Gross deferred tax assets as of March 31, 2002 include approximately $24,000 relating to the exercise of stock options, for which any related tax benefits will be credited to equity when realized.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restriction on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code, Section 382. If an ownership change as defined by the Internal Revenue Code has occurred, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to restriction pursuant to these provisions.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Note 10.    Related Party Transactions

In September 1999, Moscape entered into a sales and development agreement with a customer. In connection with Moscape’s Series C redeemable convertible preferred stock financing in November 1999, the customer purchased 94,373 shares of Moscape Series C redeemable convertible preferred stock for total cash consideration of $1,000,000. In fiscal 2002 and 2001, revenues of approximately $80,000 and $623,000, respectively, were recognized from this customer, of which $401,000 in fiscal 2001 related to the sales and development agreement.

In October 1999, the Company entered into a Product Distribution Agreement (“PDA”), which granted a distributor the right to sell the Company’s products in Japan for a three-year period. In connection with the PDA, the Company sold approximately 10% of its stock of Magma Design Automation, KK (“Magma KK”), its Japanese subsidiary, to the distributor. The distributor’s interest in Magma KK was subject to both a call option whereby the Company can repurchase the stock and a put option whereby the distributor can require the Company to repurchase the stock upon the termination of the PDA at the original purchase price plus interest compounded at 5% per annum. The original purchase price was 50 million Japanese Yen ($474,000 U.S. Dollars). All amounts are payable in Yen upon exercise of either the put or call option.

Because of the put and call options, the Company accounted for the sale of stock as a long-term liability in the accompanying consolidated financial statements. No portion of Magma KK’s net loss has been allocated to the distributor. At March 31, 2001, the long-term liability was approximately $396,000. In June 2001, the Company repurchased all of the shares of stock of Magma KK held by the distributor for $435,000, including $33,000 of interest.

In conjunction with the PDA, the distributor also paid the Company $1,500,000 as a guarantee of future sales by the distributor to third party customers. Pursuant to the PDA, such advance payment could be offset by collections from sales made by the distributor to third parties. At March 31, 2001, such advance payment was $0.

At March 31, 2001, $1,461,000 was due to the distributor related to commissions on the sales of software license agreements and is included in accrued expenses in the accompanying consolidated balance sheets. In June 2001, the Company and the distributor agreed to terminate the PDA, pursuant to which the Company is to make a termination payment of $550,000 for unpaid commissions on the sales of software license agreements. As of March 31, 2002, the $550,000 of unpaid commissions has been paid in full. As a result of the termination, the Company recorded the reduction in the accrual of $725,000 against commission expense for the year ended March 31, 2002.

In addition, the distributor and its parent acquired 201,585 shares of Series C redeemable convertible preferred stock in April 1999 for $1,500,000. On November 26, 2001, the preferred stock was converted to common stock.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

Note 11.    Employee Benefit Plan

Effective April 1, 1997, the Company adopted a plan (the “401(k) Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all employees. Eligible employees may make voluntary contributions to the 401(k) Plan up to 20% of their annual eligible compensation. The Company is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. The Company has not made any contributions to the Plan.

Note 12.    Segment Information

The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the reporting of segment information using the “management approach”. Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

Revenues for the year ended March 31, 2002 were comprised of $35,996,000, $3,953,000 and $6,408,000 from the U.S., Europe and Japan, respectively. Revenues for fiscal 2001 were comprised of $6,903,000, $2,420,000 and $2,519,000 from the U.S., Europe and Japan, respectively. All of the Company’s revenue for fiscal 2000 related to contracts originated and delivered in the U.S.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	March 31,
	2002	2001	2000
Customer A	4%	12%	31%
Customer B	7	14	23
Customer C	3	8	10
Customer D	—	—	11
Customer E	6	14	—
Customer F	18	10	—
Customer G	14	6	—

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2002, 2001, and 2000

The Company’s revenues were derived from the following products and services (in thousands):

	March 31,
	2002	2001	2000
Design and implementation software products	$37,981	$10,228	$850
Analysis and verification software products	194	1,042	407
Software maintenance and consulting	8,182	572	193

	$46,357	$11,842	$1,450

Note 13.    Unaudited Quarterly Financial Data

Summarized quarterly financial data for fiscal 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter
FY 2002	First	Second	Third	Fourth
Revenues	$6,606	$9,631	$13,887	$16,233
Gross profit	$4,827	$7,753	$11,860	$13,609
Net loss attributed to common stockholders	$(7,797)	$(10,788)	(16,029)	$(1,186)
Basic and diluted loss per common share (1)	$(0.76)	$(1.03)	$(0.84)	$(0.04)

	Quarter
FY 2001	First	Second	Third	Fourth
Revenues	$1,040	$1,972	$3,760	$5,070
Gross profit	$79	$566	$2,489	$2,946
Net loss attributed to common stockholders	$(12,117)	$(13,977)	$(9,725)	$(10,210)
Basic and diluted loss per common share (1)	$(2.82)	$(1.92)	$(1.03)	$(1.03)

(1)
Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2002 and 2001 does not equal the total computed for the year due to timing of significant changes in shares outstanding and rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2002 Annual Meeting of Stockholders to be held on August 29, 2002 (the “Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities and Exchange Act of 1934. This disclosure is contained under the caption “Section 16(a) Beneficial Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

For information with respect to the executives of the Company, See “Executive Officers of the Company” at the end of Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the information under the captions “Election of Directors–Director Compensation”, “Executive Compensation”, and “Election of Directors–Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following chart gives aggregate information regarding grants under all equity compensation plans of Magma Design Automation as of March 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1997 Incentive Plan	51,428		$0.0583	—
1998 Incentive Plan	3,902,706		$7.3892	—
2001 Incentive Plan	224,690		$19.9722	3,572,833	(1)
Moscape Incentive Plan (2)	146,192		$4.2422	—

Subtotal	4,325,016		$7.849	3,572,833
Equity compensation plans not approved by security holders:	145,953	(4)	$6.566	—

Total	4,470,969		$7.807	4,294,689	(3)

(1)	As of January 1 of each year, commencing with the year 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001

Incentive Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6,000,000 shares of common stock, or any lesser number as is determined by the Board of Directors.

(2)
All options to purchase shares of Moscape, Inc. common stock were assumed and became options to purchase shares of Magma common stock. No further options will be rewarded under the Moscape Incentive Plan.

(3)
Includes 721,856 shares available for sale pursuant to the Company’s 2001 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. Starting with fiscal 2003 the number of shares reserved for issuance will be increased on the first day of each fiscal year through 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

(4)
Includes a warrant to purchase 40,317 shares of common stock at an exercise price of $7.441 per share, which expires in April 2004, a warrant to purchase 5,636 shares of common stock at an exercise price of $13.306, which was exercised in May 2002, and an option to purchase 100,000 shares of common stock at an exercise price of $5.833. The option vests ratably over a 24-month period through December 31, 2003, which is also the end of the exercise period.

The other information required by this Item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report on Form 10-K:

(1)  Consolidated Financial Statements.    Reference is made to the Index to the Consolidated Financial Statements of Magma Design Automation, Inc. under Item 8 in Part II of this Form 10-K.

(2) Consolidated Financial Statement Schedules.    The following consolidated financial statement schedules of Magma Design Automation, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial statements of Magma Design Automation, Inc:

Schedule II of Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001 and 2000.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)  Exhibits.

See item 14 (c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)  Reports on Form 8-K.

None.

(c) Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description

2.2
Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Registrant and the parties who are signatories thereto.

Exhibit Number	Exhibit Description

10.1#
Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.3#
Registrant’s 2001 Employee Stock Purchase Plan (incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7
Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.8#
Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#
Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.10#
Form of Stock Option Agreement entered into between the Registrant and Rajeev Madhavan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.11#
Form of Amendment to Stock Option Agreement into between the Registrant and Rajeev Madhavan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.12#
Stock Option Agreement entered into between the Registrant and Robert Sheffield dated September 15, 1999 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.13#
Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

Exhibit Number	Exhibit Description

10.14#
Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15
Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to exhibit 10.18 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche.

#	Indicates management contract or compensatory plan or arrangement.

(d)  Financial statements and schedules.

Reference is made to Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

By:	/s/ ROBERT SHEFFIELD
Robert Sheffield
Vice President Finance and Chief Financial Officer
(Duly Authorized Signatory)
Dated:    June 28, 2002

KNOW ALL MEN BY THESE PRESENTS each person whose signature appears below constitutes and appoints Rajeev Madhavan and Robert Sheffield his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	June 28, 2002

/s/ ROBERT SHEFFIELD Robert Sheffield	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2002

/s/ ANDREAS BECHTOLSHEIM Andreas Bechtolsheim	Director	June 28, 2002

/s/ Roy E. Jewell Roy E. Jewell	Director	June 28, 2002

/s/ RAJESH PAREKH Rajesh Parekh	Director	June 28, 2002

Name	Title	Date

/s/ MARK W. PERRY Mark W. Perry	Director	June 28, 2002

/s/ SAIYED ATIQ RAZA Saiyed Atiq Raza	Director	June 28, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended March 31, 2002 Allowance for doubtful accounts	$—	100,000	—	$100,000
Year ended March 31, 2001 Allowance for doubtful accounts	$25,000	(25,000)	—	$—
Year ended March 31, 2000 Allowance for doubtful accounts	$—	25,000	—	$25,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.2
Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws.

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Registrant and the parties who are signatories thereto.

10.1#
Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.3#
Registrant’s 2001 Employee Stock Purchase Plan (incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7
Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.8#
Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#
Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

Exhibit Number	Exhibit Description

10.10#
Form of Stock Option Agreement entered into between the Registrant and Rajeev Madhavan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.11#
Form of Amendment to Stock Option Agreement into between the Registrant and Rajeev Madhavan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.12#
Stock Option Agreement entered into between the Registrant and Robert Sheffield dated September 15, 1999 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.13#
Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.14#
Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15
Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to exhibit 10.18 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche.

#	Indicates management contract or compensatory plan or arrangement.