Form 10-Q
period 2002-06-30
MAGMA DESIGN AUTOMATION INC
filed 2002-08-13
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No.: 0-33213

MAGMA DESIGN AUTOMATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0454924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Results Way
Cupertino, California 95014
(Address of principal executive offices)

Telephone: (408) 864-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒  No  ☐

On August 12, 2002, 30,556,856 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2002

i

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,289	$78,478
Short-term investments	—	13,468
Accounts receivable, net	15,923	17,601
Prepaid expenses and other current assets	1,686	1,327

Total current assets	107,898	110,874
Property and equipment, net	7,396	7,252
Other assets	1,976	1,583

Total assets	$117,270	$119,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,694	$1,777
Accrued expenses	5,974	9,441
Deferred revenue	12,404	15,617

Total current liabilities	21,072	26,835
Other long-term liabilities	120	130

Total liabilities	21,192	26,965

Commitments and contingency

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 30,443,814 and 30,239,786 shares issued and outstanding at June 30, 2002 and March 31, 2002, respectively	3	3
Additional paid-in capital	224,772	223,450
Deferred stock-based compensation	(4,945)	(7,161)
Notes receivable from stockholders	(2,342)	(1,936)
Accumulated other comprehensive income	144	—
Accumulated deficit	(121,554)	(121,612)

Total stockholders’ equity	96,078	92,744

Total liabilities and stockholders’ equity	$117,270	$109,709

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Revenue:
Licenses	$13,377	$5,369
Services	4,746	1,237

Total revenue	18,123	6,606
Cost of revenue	2,793	1,779

Gross profit	15,330	4,827

Operating expenses:
Research and development	5,337	4,629
Sales and marketing	6,037	5,348
General and administrative	2,225	1,527
Amortization of stock-based compensation*	1,901	1,099

Total operating expenses	15,500	12,603

Operating loss	(170)	(7,776)

Interest income (expense):
Interest income	433	43
Interest expense	(2)	(44)

Interest income (expense), net	431	(1)

Net income (loss) before income taxes	261	(7,777)
Income taxes	(203)	(20)

Net income (loss)	$58	$(7,797)

Net income (loss) per common share:
Basic	$0.00	$(0.76)

Diluted	$0.00	$(0.76)

Weighted average shares:
Basic	29,828	10,251

Diluted	32,802	10,251

* Components of stock-based compensation amortization are as follows:
Cost of revenue	$20	$10
Research and development	399	240
Sales and marketing	758	261
General and administrative	724	588

	$1,901	$1,099

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$58	$(7,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,198	1,061
Provision for doubtful accounts	300	—
Interest income on note receivable from stockholders	(68)	(2)
Amortization of stock-based compensation	1,901	1,099
Change in operating assets and liabilities:
Accounts receivable	1,378	900
Prepaid expenses and other current assets	(359)	(84)
Accounts payable	917	64
Accrued expenses	(3,467)	10
Deferred revenue	(3,213)	2,007
Other long-term liabilities	(10)	9

Net cash used in operating activities	(1,365)	(2,733)

Cash flows from investing activities:
Purchase of property and equipment	(1,342)	(771)
Proceeds from the sale of short-term investments	13,468	—
Other assets	(393)	83

Net cash provided by (used in) investing activities	11,733	(688)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	5
Proceeds from issuance of common stock	1,299	60
Repurchase of subsidiary stock	—	(402)
Repurchase of common stock	—	(13)
Repayment of notes payable to bank	—	(332)

Net cash provided by (used in) financing activities	1,299	(682)

Effect of exchange rate changes on cash and cash equivalents	144	—

Increase (decrease) in cash and cash equivalents	11,811	(4,103)
Cash and cash equivalents at beginning of period	78,478	14,713

Cash and cash equivalents at end of period	$90,289	$10,610

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock based compensation	$(23)	$643

Cash paid for:
Interest	$2	$44

Taxes	$203	$20

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on June 28, 2002. The accompanying condensed consolidated balance sheet at March 31, 2002 is derived from audited consolidated financial statements at that date.

Use of estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Unbilled receivables

The Company considers unbilled receivables to be revenue that has been recognized in the financial statements, but has not been invoiced to the customer. As of June 30, 2002 and March 31, 2002, unbilled receivables were approximately $2.6 million and $2.1 million, respectively and are included in accounts receivable on the accompanying condensed consolidated balance sheets.

Allowance for doubtful accounts

The Company evaluates collectibility of trade receivables based upon analysis of specific accounts. When management becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to an amount believed to be collectible. As of June 30, 2002 and March 31, 2002, allowance for doubtful accounts was $400,000 and $100,000, respectively.

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. As of June 30, 2002 and March 31, 2002, cash equivalents consisted primarily of commercial paper and money market funds.

Restricted Cash

Included in other non-current assets on the condensed consolidated balance sheets at June 30, 2002 and March 31, 2002 is restricted cash of $517,000 and $564,000, respectively, to support letters of credit as security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates for the period. Prior to the quarter ended June 30, 2002, the resultant gains or losses from translation were not significant. Beginning in the quarter ended June 30, 2002, resultant gains or losses from translation were classified as a component of accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,
	2002	2001
Net income (loss)	$58	(7,797)
Foreign currency translation adjustments	144	—

	$202	$(7,797)

Recently issued accounting pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for Impairment or Disposal of Long-Lived Assets, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 effective April 1, 2002 did not have a material effect on its condensed consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections Business Combinations”. The provisions of SFAS 145, related to the rescission of SFAS 4, are effective for fiscal years beginning after May 15, 2002, and the provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and SFAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. A company may not restate its previously issued financial statements. SFAS 146 also grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)”. The Company will adopt SFAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

Note 2.    Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS 128, “Earnings per Share”. Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the if-converted method. The diluted net loss per share is the same as the basic net loss per share for the period ended June 30, 2001 because potential common shares, composed of common stock issuable upon exercise of stock options and warrants and upon conversion of preferred stock, are not considered when their effect is antidilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2001 because their effect would have been antidilutive:

Shares issuable under stock option plans	3,701,610
Shares of common stock issued pursuant to stock option plans and subject to repurchase	476,346
Shares of common stock purchased by founders and subject to repurchase	209,643
Shares of preferred stock on an “as if” converted basis	9,186,176
Shares issuable pursuant to warrants to purchase preferred stock	239,617

As of June 30, 2001, the weighted-average exercise price of stock options outstanding was $8.092, the weighted average repurchase price of common stock issued pursuant to stock option plans outstanding was $0.452, and the weighted-average repurchase prices of founders’ common stock outstanding was $.00117.

Note 3.    Contingency

The Company is a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint, filed in August 2001, seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. The Company filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against the Company, its Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against the Company. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with the plaintiff’s lost acquisition opportunities. On June 19, 2002, the Company filed a demurrer in response to the amended complaint on the grounds that the plaintiff failed to state a claim for fraud, interference with prospective economic advantage, defamation and trade libel. Following a hearing on August 6, 2002, the Court sustained the Company’s demurrer on seven of the eight causes of action at issue, including intentional misrepresentation, promissory fraud, intentional and negligent interference with economic advantage, defamation and trade libel. The Court overruled the demurrer as to one claim against the Company for fraudulent concealment. If the plaintiff does not file its second amended complaint by August 29, 2002, then seven claims at issue will be dismissed from the lawsuit. The Company intends to vigorously defend itself against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

The Company may be subject to various other claims and legal actions arising in the ordinary course of business.

Note 4.    Segment Information

The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the reporting of segment information using the “management approach”. Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the condensed consolidated financial statements.

Revenue for the three months ended June 30, 2002 was comprised of $12,561,000, $3,035,000, $2,075,000 and $452,000 from the United States, Europe, Japan, and Asia-Pacific region, respectively. The Asia-Pacific region includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China. Revenue for the three months ended June 30, 2001 was comprised of $3,980,000, $1,015,000, $1,611,000 and $0 from the United States, Europe, Japan and Asia-Pacific region, respectively.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Three Months Ended June 30,
	2002	2001
Customer A	6%	11%
Customer B	13	5
Customer C	5	11
Customer D	7	16
Customer E	11	12

The Company’s revenue was derived from the following products and services (in thousands):

	Three Months Ended June 30,
	2002	2001
Design and implementation software products	$13,250	5,276
Analysis and verification software products	127	93
Software maintenance and consulting	4,746	1,237

	$18,123	$6,606

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

When used in this discussion, the words “expects”, “anticipates”, “believes”, “estimates” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to anticipated sources of revenue, including Blast Fusion and related products accounting for most of our revenue for the foreseeable future, decreasing revenues from Moscape products, increases or decreases in the cost of revenue in absolute dollars and as a percentage of revenue, our support of current customers utilizing Moscape products, expectations regarding the terms of future license agreements, decreases or increases in our operating expenditures in absolute dollars or as a percentage of revenue, anticipated expansion of our customer base and the number and amount of our license agreements, increases in our capital expenditures and lease commitments, anticipated growth in operations, infrastructure and personnel, the integration of GateScope technology into our other products, amortization of deferred stock-based compensation, our litigation strategy, the adequacy of our capital resources, the adoption of recent accounting pronouncements, our anticipated business growth, our profitability, our reliance on a small number of customers, expansion of international operations and the geographic scope of our operations, adequacy of office space, our sales efforts, potential acquisitions or business combinations, our intellectual property strategy, our competitors and the effects of consolidation in our target markets, fluctuations in the price our of common stock, adequacy of our capital resources, and the effects of market interest rates on our investments, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating the loss of a significant customer, customers not adopting new products, unanticipated expenditures, terrorist attacks and increased international tensions including in the Middle East, expenses related to litigation, market fluctuations, our inability to integrate acquired businesses, consolidation in our industry, fluctuations of foreign currencies, and the matters discussed in “Factors That May Affect Our Results”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex deep submicron integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. We were incorporated in Delaware in April 1997, and through the quarter ended December 31, 1999, we were primarily engaged in development stage activities, including developing our technology and products, recruiting personnel and raising capital. In April 1999, we shipped the first version of our initial product, Blast Fusion. In May 2000, we began shipping Blast Chip, which extends the capabilities of Blast Fusion by adding RTL synthesis. In September 2001, we began shipping Blast Plan, which enables hierarchical planning and partitioning of a design into large blocks that can be implemented individually and later assembled to create a complex chip or system-on-a-chip. In January 2002, we began shipping Diamond SI, a post layout verification tool based in part on technology obtained through our merger with Moscape.

Sources of Revenue

We generate revenue from two sources: software licenses and services. We derive software license revenue from our design and implementation software products, which include Blast Fusion, Blast Chip, and Blast Plan. We have generated revenue from our analysis and verification software products, Blast Noise, CircuitScope, GateScope, and most recently Diamond SI. We have discontinued the development, marketing and licensing of CircuitScope and are not actively marketing GateScope. However, our new Diamond SI product is based in part on Moscape’s GateScope technology. Diamond SI is a stand-alone system and is suitable for use with either Magma or non-Magma chip design flows.

We derive services revenue primarily from:

•	consulting, training and maintenance for our design and implementation software products; and

•	maintenance revenue from our analysis and verification software products.

Our standard perpetual license agreement and our time-based unbundled license agreements include maintenance, generally for a one-year period.

Critical Accounting Policies and Estimates

We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts and contingencies to be critical policies due to the estimation processes involved in each.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

License revenue

We derive license revenue primarily from our design and implementation software and, to a much lesser extent, from our analysis and verification products. Through June 30, 2001, we licensed our design and implementation software products only under time-based licenses. Beginning in the quarter ended September 30, 2001, we also began licensing these products under perpetual licenses as we expanded our customer base generally to include smaller companies and companies requiring fewer licenses. We license our analysis and verification software products primarily under perpetual licenses.

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

Prior to June 30, 2001, we bundled maintenance into our time-based license agreements for our design and implementation software products for the entire license term, and consequently VSOE of fair value did not exist for each element of the arrangement. For our bundled license agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms, that is, where less than 80% is due in one year from the contract date, we recognize revenue to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. These revenue recognition practices apply to bundled license agreements entered into both before and after June 30, 2001.

In addition to continuing to offer time-based licenses bundled with maintenance, starting in the quarter ended September 30, 2001, we unbundled maintenance from some of our time-based licenses by including maintenance for only the first year of the license term. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreements. In these unbundled licenses, the aggregate renewal period is greater than the initial bundled maintenance period. The renewal rate is VSOE of the fair value of maintenance; and maintenance on our perpetual licenses is required for the first year. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreements. The renewal rate is VSOE of maintenance; therefore, where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

Services revenue

We derive services revenue primarily from consulting and training for our design and implementation software products and from maintenance provided under our unbundled time-based and perpetual license agreements for our design and implementation software products, and to a lesser extent from maintenance of our analysis and verification software products. Our standard perpetual license agreement and our unbundled license agreements include maintenance, generally for a one-year period. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. After the initial maintenance term, maintenance can be renewed annually at the renewal rate specified in the agreement. Because we have VSOE of fair value for consulting and training services, revenue is recognized when these services are delivered.

Allowance for doubtful accounts

Management specifically analyzes accounts receivable, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Contingencies

Because we are subject to proceedings, lawsuits and other claims, we are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis of each individual issue.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended June 30,
	2002	2001
Revenue:
Licenses	74%	81%
Services	26	19

Total revenue	100	100

Cost of revenue	15	27

Gross margin	85	73

Operating expenses:
Research and development	30	70
Sales and marketing	33	81
General and administrative	12	23
Amortization of stock-based compensation	11	17

Total operating expenses	86	191

Operating loss	(1)	(117)
Interest income (expense), net	2	0

Net income (loss) before income taxes	1	(117)
Income taxes	(1)	(1)

Net (income) loss	0%	(118)%

Revenue

Revenue increased from $6.6 million for the three months ended June 30, 2001 to $18.1 million, or 174%, for the three months ended June 30, 2002. Of the $18.1 million of revenue recognized during the three months ended June 30, 2002, approximately $13.4 million is license revenue. While to date we have focused primarily on time-based license agreements on which revenue has been recognized ratably, we also began to enter into perpetual licenses and unbundled time-based license agreements during the quarter ended September 30, 2001. For the three months ended June 30, 2002, revenue from our ratable time-based licenses accounted for approximately 83% of our total revenue, and revenue from our perpetual and our unbundled time-based license agreements accounted for approximately 17% of our total revenue. Although we plan to enter into both unbundled and ratable time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from ratable time-based license agreements.

License revenue

License revenue increased from $5.4 million for the three months ended June 30, 2001 to $13.4 million or 149% for the three months ended June 30, 2002. This increase was primarily due to an increase in license revenue from our design and implementation software products, specifically from Blast Fusion and to a lesser extent from Blast Chip. In addition, beginning in the quarter ended September 30, 2001, we began to recognize revenue under perpetual and unbundled time-based license agreements using the residual method under which revenue is recognized more rapidly. For the three months ended June 30, 2002, $2.9 million was derived from perpetual licenses and $0.2 million was derived from unbundled time-based license agreements using the residual method. The ratio between ratable time-based license and perpetual license revenue may fluctuate on a quarter to quarter basis.

Services revenue

        Services revenue increased from $1.2 million for the three months ended June 30, 2001 to $4.7 million or 284% for the three months ended June 30, 2002. This increase was primarily due to consulting services provided to licensees of our design and implementation software products. Although we intend to continue to offer these consulting services, we expect consulting service revenue as a percent of total revenue to decrease both in the short-term and long-term. The ratio between license revenue and service revenue may fluctuate on a quarter to quarter basis.

Cost of Revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue, as just described, consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services. To date, the cost of service revenue for analysis and verification products has been insignificant. Cost of revenue increased from $1.8 million or 27% of total revenue for the three months ended June 30, 2001 compared to $2.8 million or 15% of total revenue for the three months ended June 30, 2002. This increase in absolute dollars is primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. While we expect cost of revenue to increase in absolute dollars, we also expect the cost as a percentage of revenue will decline in relation to our anticipated business growth.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development expense increased from $4.6 million or 70% of total revenue for the three months ended June 30, 2001 to $5.3 million or 30% of total revenue for the three months ended June 30, 2002. This increase was primarily due to increases of $0.4 million in outside service expense and $0.5 million in payroll related expenses due to an increase in personnel. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material. We expect research and development expense to increase in absolute dollars as we improve our current products and develop new products and services but to continue to decrease as a percentage of total revenue over time. In addition, we expect research and redevelopment expense as a percentage of revenue to fluctuate quarter to quarter.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshows and other marketing activities. Sales and marketing expense increased from $5.3 million or 81% of total revenue for the three months ended June 30, 2001 to $6.0 million or 33% of total revenue for the three months ended June 30, 2002. The increase was primarily due to an increase in payroll related expenses of $0.8 million and the impact of a reversal in the first quarter of last fiscal year of $0.7 million in accrued commissions (resulting from the termination of a distribution arrangement), partially offset by a reduction of $0.9 million in commission expense and a reduction of $0.1 million in outside services. We expect sales and marketing expense to increase in absolute dollars in connection with the anticipated expansion of our customer base and the number and amount of our license agreements. We also expect sales and marketing expense as a percentage of total revenue to continue to decrease over time. In addition, we expect sales and marketing expense as a percentage of revenue to fluctuate quarter to quarter.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased from $1.5 million or 23% of total revenue for the three months ended June 30, 2001 to $2.2 million or 12% of total revenue for the three months ended June 30, 2002. Of the net increase of $0.7 million, outside services increased by $0.4 million, insurance expense increased by $0.1 million, and bad debt expense increased by $0.3 million. These increased costs were partially offset by a decrease of $0.2 million in bonuses. We expect general and administrative expense to increase in absolute dollars. We also expect general and administrative expense as a percentage of total revenue to continue to decrease over time. In addition, we expect general and administrative expense to fluctuate quarter to quarter.

    Amortization of stock based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants. The options generally vest over four years, with 25% vesting after one year and then ratably over the remaining 36 months. Amortization of stock-based compensation was $1.9 million or 11% of total revenue for the three months ended June 30, 2002 and $1.1 million or 17% of total revenue for the three months ended June 30, 2001. The increase is primarily due to amortization of $0.4 million for options granted after June 30, 2001 and amortization of $0.4 million related to options granted to our President and Vice President of Sales in November 2001.

Interest Income (Expense), Net

Interest income (expense), net was $431,000 for the three months ended June 30, 2002 and $(1,000) for the three months ended June 30, 2001. Interest income increased from $43,000 for the three months ended June 30, 2001 to $433,000 for the three months ended June 30, 2002 due to a significant increase in cash and cash equivalents primarily from our IPO. Interest expense decreased from $44,000 for the three months ended June 30, 2001 to $2,000 for the three months ended June 30, 2002. This decrease was primarily attributable to our repayment of notes payable that occurred in November of 2001.

Income Taxes

From inception through June 30, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the net deferred tax assets will be realized. For the three months ended June 30, 2002, we had a provision for income taxes of $0.2 million, which consisted of $141,000 for domestic taxes and $62,000 for foreign taxes.

Certification by Chief Executive Officer and Chief Financial Officer

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Legal Matters

We are a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint, filed in August 2001, seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against us, our Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against us. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with the plaintiff’s lost acquisition opportunities. On June 19, 2002, we filed a demurrer in response to the amended complaint on the grounds that the plaintiff failed to state a claim for fraud, interference with prospective economic advantage, defamation and trade libel. Following a hearing on August 6, 2002, the Court sustained our demurrer on seven of the eight causes of action at issue, including intentional misrepresentation, promissory fraud, intentional and negligent interference with economic advantage, defamation and trade libel. The Court overruled the demurrer as to one claim against us for fraudulent concealment. If the plaintiff does not file its second amended complaint by August 29, 2002, then seven claims at issue will be dismissed from the lawsuit. We intend to vigorously defend ourselves against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $90.3 million, and working capital was $86.8 million.

Net cash used in operating activities was $1.4 million for the three months ended June 30, 2002, compared to $2.7 million for the three months ended June 30, 2001. Cash used in operating activities was primarily due to net losses for the first quarter of fiscal 2002, as well as changes in accounts receivable, accounts payable, deferred revenue, and accrued expenses. In addition, significant non-cash related adjustments for the three months ended June 30, 2002 and June 30, 2001 included depreciation and amortization of $1.2 million and $1.1 million, respectively, and stock-based compensation of $1.9 million and $1.1 million, respectively.

Net cash provided by investing activities was $11.7 million for the three months ended June 30, 2002, compared to $0.7 million used for the three months June 30, 2001. Of the cash provided by investing activities for the three months ended June 30, 2002, $13.5 million was generated by the proceeds from the sale of short-term investments, which was partially offset by $1.3 million used for purchases of property and equipment. For the three months ended June 30, 2001, of the $0.7 million used in investing activities, $0.8 million was used for purchases of property and equipment.

Cash provided by financing activities was $1.3 million for the three months ended June 30, 2002, compared to $0.7 million cash used for the three months ended June 30, 2001. Cash provided by financing activities for the three months ended June 30, 2002, consisted of cash received through the exercise of stock options and shares issued pursuant to the stock purchase plan. In the three months ended June 30, 2001, the cash used was primarily the result of $0.4 million for the repurchase of subsidiary stock and $0.3 million for the repayment of notes payable to a bank.

As of June 30, 2002, our principal source of liquidity consisted of $90.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for Impairment or Disposal of Long-Lived Assets, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Our adoption of SFAS 144 effective April 1, 2002, did not have a material effect on our condensed consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections Business Combinations”. The provisions of SFAS 145, related to the rescission of SFAS 4, are effective for fiscal years beginning after May 15, 2002, and the provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and SFAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect the adoption to have a material impact on our condensed consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. A company may not restate its previously issued financial statements. SFAS 146 also grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)”. We will adopt SFAS 146 effective January 1, 2003 and do not expect the adoption to have a material impact on our condensed consolidated financial statements.

Factors That May Affect Our Results

Except for the quarter ended June 30, 2002, we have a history of losses and an accumulated deficit of approximately $121.6 million as of June 30, 2002. If we do not sustain or increase profitability in the future, we may not be able to continue to operate.

We have incurred net losses of approximately $121.6 million through June 30, 2002. Although we achieved profitability in the quarter ended June 30, 2002, if we do not sustain or increase profitability in the future at a level expected by securities analysts or investors, the market price of our common stock will likely decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. We have a limited history of generating revenue from our software products. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in their early stages of development.

Our lengthy sales cycle is unpredictable and can range from three to nine months or more. This lengthy and unpredictable sales cycle makes it difficult for us to forecast revenue and increases the variability of quarterly fluctuations, which could cause our stock price to decline.

Customers for electronic design automation software typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software tools and in benchmarking our tools against those of our competitors. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months or more. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue, and our revenue could decline due to the delay of customer orders or the failure of existing customers to renew licenses.

Our business and financial condition depends on a limited number of customers. In the quarter ended June 30, 2002, two customers accounted for approximately 24% of our revenue, with each of these customers accounting for over 10% of our total revenue for that period. Four customers accounted for approximately 50% of our revenue in the quarter ended June 30, 2001, with each of these customers accounting for at least 10% of our total revenue for that period.

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

Many of our competitors, including Cadence and Synopsys, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers have already made in their current design flows. If we are unable to gain additional market share due to these pre-existing relationships with our potential customers, our operating results could be harmed.

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

We generated 31% of our total revenue from sales outside North America for the quarter ended June 30, 2002. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in dispersed locations in Europe, the Middle East, Japan and the Asia-Pacific region. The Asia-Pacific region includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

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

The semiconductor industry has made significant technological advances. In particular, recent advances in deep submicron technology have required electronic design automation companies to continuously develop new products and enhance existing products. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards; and

•	address the increasingly sophisticated needs of our customers.

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

Rajeev Madhavan, our chief executive officer, Roy E. Jewell, our president and chief operating officer, and Hamid Savoj, our vice president—product development, as well as our research and development, sales and marketing personnel, are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of our new executives or any new personnel could disrupt our ongoing operations.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. Currently, five of our patent applications have been allowed and we have 11 patent applications pending in the United States, including one provisional patent application. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. These companies are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do and they are often able to respond more quickly or price more effectively to take advantage of new opportunities or customer requirements. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. Our competitors have a significant market presence in North America. To successfully execute our business strategy, we must continue to increase our sales in North America. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cutback of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which has negatively impacted our business and operating results. Terrorist attacks in the United States and other worldwide events throughout the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2002, our cash and investment portfolio consisted of money market funds and other high-grade investments with maturities of less than 90 day. Due to the short-term nature of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currency. As of June 30, 2002, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings

We are a defendant in a lawsuit alleging breach of contract, fraud and deceit, unfair business practices and intentional interference with prospective economic advantage arising out of an OEM distribution agreement. The complaint, filed in August 2001, seeks damages of $3.15 million as well as other damages from any gains, profits and advantages lost and punitive damages. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. On May 15, 2002, the plaintiff amended its complaint to include allegations of defamation, trade libel, and intentional and negligent interference with prospective economic advantage. These allegations are brought against us, our Chief Executive Officer, and other “Doe” defendants. In addition, the plaintiff’s amended complaint adds allegations of promissory fraud and concealment to the claims against us. In addition to the damages sought in connection with the original complaint, the amended complaint seeks damages of not less than $14.7 million in connection with the plaintiff’s lost sales and services opportunities and not less than $88 million in connection with the plaintiff’s lost acquisition opportunities. On June 19, 2002, we filed a demurrer in response to the amended complaint on the grounds that the plaintiff failed to state a claim for fraud, interference with prospective economic advantage, defamation and trade libel. Following a hearing on August 6, 2002, the Court sustained the our demurrer on seven of the eight causes of action at issue, including intentional misrepresentation, promissory fraud, intentional and negligent interference with economic advantage, defamation and trade libel. The Court overruled the demurrer as to one claim against us for fraudulent concealment. If the plaintiff does not file its second amended complaint by August 29, 2002, then seven claims at issue will be dismissed from the lawsuit. We intend to vigorously defend ourselves against all of the plaintiff’s allegations, including the most recent claims. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

Item 5:     Other Information

The Company has been advised by Rajeev Madhavan, its Chief Executive Officer and Chairman of the Board, that the Madhavan Living Trust, of which Mr. Madhavan and his spouse, Geetha Madhavan, are co-trustees, amended its Rule 10b5-1 Sales Plan with Goldman Sachs & Co., effective as of July 29, 2002.

Item 6:     Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Exhibit Description

2.2
Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Company, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2
Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2
Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

(b)    Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

By:	/s/ ROBERT SHEFFIELD
Robert Sheffield Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Dated:    August 13, 2002

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.

Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2002

Exhibit Number	Exhibit Description

2.2
Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Company, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2
Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2
Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).