Form 10-Q/A
period 2002-09-30
MAGMA DESIGN AUTOMATION INC
filed 2002-11-15
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒    No ☐

On November 12, 2002, 30,668,171 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

Explanatory Note

We have amended our quarterly report on Form 10-Q for the quarter ended September 30, 2002 in order to correct a statement made on page 14 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the percentage of fiscal year 2003 revenue from contracts entered into before fiscal year 2003. This amendment to the Form 10-Q does not affect previously reported net income or net income per share

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,503	$78,478
Short-term investments	—	13,468
Accounts receivable, net	16,254	17,601
Prepaid expenses and other current assets	1,258	1,327

Total current assets	109,015	110,874
Property and equipment, net	6,826	7,252
Other assets	2,055	1,583

Total assets	$117,896	$119,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,035	$1,777
Accrued expenses	5,140	9,441
Deferred revenue	11,916	15,617

Total current liabilities	19,091	26,835
Other long-term liabilities	110	130

Total liabilities	19,201	26,965

Commitments and contingency

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 30,534,034 and 30,239,786 shares issued and outstanding at September 30, 2002 and March 31, 2002, respectively	3	3
Additional paid-in capital	224,668	223,450
Deferred stock-based compensation	(3,049)	(7,161)
Notes receivable from stockholders	(1,997)	(1,936)
Accumulated other comprehensive loss	(75)	—
Accumulated deficit	(120,855)	(121,612)

Total stockholders’ equity	98,695	92,744

Total liabilities and stockholders’ equity	$117,896	$119,709

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Licenses	$14,690	$8,205	$28,067	$13,574
Services	3,081	1,426	7,827	2,663

Total revenue	17,771	9,631	35,894	16,237
Cost of revenue	3,379	1,878	6,172	3,657

Gross profit	14,392	7,753	29,722	12,580

Operating expenses:
Research and development	4,441	4,308	9,778	8,937
Sales and marketing	6,878	5,574	12,915	10,922
General and administrative	2,105	1,178	4,330	2,705
Amortization of stock-based compensation*	730	1,206	2,631	2,305

Total operating expenses	14,154	12,266	29,654	24,869

Operating income (loss)	238	(4,513)	68	(12,289)

Interest income (expense):
Interest income	590	177	1,023	220
Interest expense	(1)	(42)	(3)	(86)
Interest expense—subordinated convertible promissory notes	—	(526)	—	(526)

Interest income (expense), net	589	(391)	1,020	(392)

Net income (loss) before income taxes	827	(4,904)	1,088	(12,681)
Income taxes	(128)	(70)	(331)	(90)

Net income (loss)	699	(4,974)	757	(12,771)
Less: preferred stock dividend	—	(5,814)	—	(5,814)

Net income (loss) attributed to common shareholders	$699	$(10,788)	$757	$(18,585)

Net income (loss) per common share—basic	$0.02	$(1.03)	$0.03	$(1.79)

Net income (loss) per common share—diluted	$0.02	$(1.03)	$0.02	$(1.79)

Pro forma shares outstanding:
Basic	30,182	10,507	30,006	10,380

Diluted	31,900	10,507	32,434	10,380

* Amortization of stock-based compensation included in expense component:
Cost of revenue	$19	$5	$39	$15
Research and development	203	290	602	530
Sales and marketing	231	284	989	545
General and administrative	277	627	1,001	1,215

	$730	$1,206	$2,631	$2,305

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$757	$(12,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,419	2,219
Provision for doubtful accounts	350	—
Amortization of debt discount and issuance costs	—	195
Accrued interest on subordinated convertible promissory notes	—	334
Accrued interest on note receivable from stockholders	(137)	(4)
Amortization of stock-based compensation	2,631	2,305
Change in operating assets and liabilities:
Accounts receivable	997	(4,798)
Prepaid expenses and other current assets	69	(698)
Accounts payable	258	(905)
Accrued expenses	(3,872)	397
Deferred revenue	(3,701)	3,745
Other long-term liabilities	(20)	11

Net cash used in operating activities	(249)	(9,970)

Cash flows from investing activities:
Purchase of property and equipment	(1,993)	(1,656)
Proceeds from the sale of short-term investments	13,468	—
Other assets	(472)	79

Net cash provided by (used in) investing activities	11,003	(1,577)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	—	5
Proceeds from issuance of subordinated notes and warrants	—	24,781
Proceeds from issuance of common stock	2,346	88
Repurchase of subsidiary stock	—	(402)
Proceeds from repayment of notes receivable from stockholders	—	13
Repurchase of common stock	—	(21)
Redemption of preferred stock	—	(30)
Repayment of notes payable to bank	—	(676)

Net cash provided by financing activities	2,346	23,758

Effect of exchange rate changes on cash and cash equivalents	(75)	—

Increase in cash and cash equivalents	13,025	12,211
Cash and cash equivalents at beginning of period	78,478	14,713

Cash and cash equivalents at end of period	$91,503	$26,924

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(315)	$4,093

Preferred stock dividend	$—	$5,814

Repurchase of common stock by reducing note receivable from shareholder	$813	$—

Repayment of notes receivable from stockholders	$16	$—

Cash paid for:
Interest	$3	$128

Taxes	$331	$90

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

For Blast Fusion and Blast Chip software products, the Company’s standard license agreement includes PCS for a specified period of time. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term; therefore, vendor specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 80% of the fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

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

Unbilled receivables

The Company considers unbilled receivables to be revenue that has been recognized in the financial statements, but has not been invoiced to the customer. As of September 30, 2002 and March 31, 2002, unbilled receivables were approximately $2.7 million and $2.1 million, respectively, and are included in accounts receivable on the condensed consolidated balance sheets.

Commission Expense

The Company recognizes sales commission expense as it is earned by employees. In fiscal year 2002, a portion of the commission is earned upon the customer signing the license agreement, and the remaining portion is earned as cash payments are received over the term of the license. Beginning in fiscal year 2003, commissions are earned when revenue is recognized.

Allowance for doubtful accounts

The Company evaluates collectibility of trade receivables based upon the analysis of specific accounts. When management becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to an amount believed to be collectible. The Company also has a general reserve for accounts that are not specifically identified as uncollectible. As of September 30, 2002 and March 31, 2002, allowance for doubtful accounts was $450,000 and $100,000, respectively.

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. At September 30, 2002 and March 31, 2002 cash equivalents consisted primarily of commercial paper and money market funds.

Restricted Cash

Included in other non-current assets on the condensed consolidated balance sheets at September 30, 2002 and March 31, 2002 is restricted cash of $517,000 and $564,000, respectively, to support letters of credit as security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates for the period. Prior to fiscal 2003, the resultant gains or losses from translation were not significant. Beginning in fiscal 2003, resultant gains or losses from translation are classified as a component of accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) attributable to common stockholders	$699	$(10,788)	$757	$(18,585)
Foreign currency translation adjustments	(219)	—	(75)	—

	$480	$(10,788)	$682	$(18,585)

Recently issued accounting pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 effective April 1, 2002 did not have a material effect on its condensed consolidated financial statements.

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

Note 2.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and six months ended September 30, 2002 (in thousands):

	Three Months	Six Months
Weighted average common shares used to calculate basic net income (loss) per share	30,182	30,006
Options outstanding using the treasury method	1,315	1,946
Warrants using the treasury method	61	78
Options exercised and unvested	342	404
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	31,900	32,434

For the three and six months ended September 30, 2002, 641,134 and 415,876 shares of common stock issuable under stock options plans, respectively, were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. The weighted-average exercise price of such shares was $16.14 and $18.34 for the three and six months ended September 30, 2002, respectively.

For the three and six months ended September 30, 2001 the diluted net loss per share is the same as the basic net loss per share because potential common shares, composed of common stock issuable upon exercise of stock options and warrants and upon conversion of preferred stock and common stock subject to repurchase, are not considered when their effect is antidilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2001 because their effect would have been antidilutive:

Shares issuable under stock option plans	4,644,920
Shares of common stock issued pursuant to stock option plans and subject to repurchase	325,324
Shares of common stock purchased by founders and subject to repurchase	171,607
Shares of preferred stock on an “as if” converted basis	9,769,514
Shares issuable pursuant to warrants to purchase preferred stock	257,239

As of September 30, 2001, the weighted-average exercise price of common stock issuable under stock option plans was $7.587, the weighted average repurchase price of common stock issued pursuant to stock option plans outstanding was $0.513, and the weighted-average repurchase prices of founders’ common stock outstanding was $.00117, and the weighted average exercise price of redeemable convertible preferred stock warrants outstanding was $13.184.

Note 3.    Contingency

The Company is a defendant in a lawsuit filed in Santa Clara County, California Superior Court, which alleges breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint filed in September 2002 seeks damages of $14.7 million,as well as other damages from any gains, profits and advantages lost and punitive damages.

The plaintiff, Prolific, Inc., filed its initial complaint in August 2001 and its first amended complaint in May 2002. The first amended complaint named both the Company and its Chief Executive Officer, Rajeev Madhavan, as defendants. The Company filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. The Court sustained defendants’ demurrer on seven of the eight causes of action at issue in plaintiff’s first amended complaint, including all causes of action against Mr. Madhavan. The plaintiff’s second amended complaint does not restate most of these causes of action, such as certain wrongful interference claims, and does not name Mr. Madhavan as a defendant. Accordingly, on September 18, 2002, the Court dismissed the case against Mr. Madhavan with prejudice.

No trial date has been set. Although the Company cannot predict the eventual outcome of the litigation at this time, it believes the claims are without merit and intends to vigorously defend itself against all plaintiff’s allegations. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

The Company may be subject to various other claims and legal actions arising in the ordinary course of business.

Note 4.    Segment Information

The Company adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the reporting of segment information using the “management approach”. Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the condensed consolidated financial statements.

Revenue from the North America, Europe, and Asia Pacific region, which includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
North America	$12,565	$7,436	$25,126	$11,415
Europe	2,577	773	5,612	1,788
Asia Pacific	2,629	1,422	5,156	3,034

	$17,771	$9,631	$35,894	$16,237

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Customer A	18%	16%	15%	15%
Customer B	10	13	11	10
Customer C	7	11	7	13

The Company’s revenues were derived from the following products and services (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Design and implementation software products	$14,657	$8,171	$27,907	$13,447
Analysis and verification software products	33	34	160	127
Software maintenance and consulting	3,081	1,426	7,827	2,663

	$17,771	$9,631	$35,894	$16,237

Note 5.    Promissory Note

In November 2001, the Company’s Vice President–North America Sales exercised options to purchase 85,713 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $900,000 bearing interest of 5.5% per annum and due in March 2006. The provisions of the note agreement allowed for forgiveness of $540,000 related to principal due under the note and $72,000 related total interest to maturity over the five-year term of the note. In March 2002, the Company forgave approximately $110,000 in principal and interest. In September 2002, the Vice President-North America Sales resigned, and at the time of his resignation the outstanding balance in principal and interest of the note was approximately $829,000. In September 2002, the Company entered into an agreement to repurchase 37,142 vested shares at a price of $10.98 for a total of approximately $408,000 by reducing the note balance by that amount. Pursuant to certain provisions in the standard option agreement with the Vice President-North America Sales, the Company also repurchased 38,572 unvested shares at a price of $10.50 for approximately $405,000 by reducing the note balance by that amount. The remaining note balance of approximately $16,000 was offset by amounts owed to the Vice President-North America Sales.

At the time of the Vice President-Sales resignation, the Company had recorded approximately $451,000 for the note and related interest that was subject to future forgiveness by reducing notes receivable from stockholders and charging deferred compensation. As a result of this resignation, the Company in the second quarter of fiscal 2003 reversed these amounts and also recorded a reduction of approximately $142,000 in accelerated amortization of stock-based compensation related thereto.

Note 6.    Warrant Cancellation

In September 2002, the Company entered into an agreement with a non-employee to cancel a warrant to purchase 100,000 shares of the Company’s common stock. As a result of the cancellation, the Company recorded a reduction of amortization of stock-based compensation expense of approximately $144,000.

Note 7.    Subsequent Event

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring their software for verification of chip design. The Company will account for this acquisition as an asset purchase. In accordance with the agreement and plan of reorganization, shortly before the acquisition, the Company purchased a portion of the outstanding common stock held by certain shareholders for approximately $1.5 million, including the cancellation of indebtedness of certain VeraTest shareholders to the Company.

In connection with the completion of the acquisition, the VeraTest common shareholders have the right to receive 272,998 shares of Company common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares will be placed in escrow and will be released upon the completion of three milestone achievements—20% for completion of the first milestone, 40% for completion of the second milestone, and 40% for the completion of the third milestone. The remaining 101,352 shares are to be issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool.

Upon achievement of the milestones, the Company will recognize stock-based compensation expense related to research and development equal to the fair value of the stock issued to the VeraTest shareholders on the date the milestones are met. These milestones are due annually through September 2004. If it is determined that any milestone has not been attained the shares will be cancelled.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and its consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

When used in this discussion, the words “expects”, “anticipates”, “believes”, “estimates” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to anticipated sources of revenue, including Blast Fusion and related products accounting for most of our revenue for the foreseeable future, revenue recognized from licenses expectations regarding the terms of future license agreements, decreases or increases in our operating expenditures in absolute dollars or as a percentage of revenue, anticipated expansion of our customer base and the number and amount of our license agreements, anticipated growth in operations, our litigation strategy, the adoption of recent accounting pronouncements, our anticipated business growth, our profitability, our reliance on a small number of customers, expansion of international operations and the geographic scope of our operations, adequacy of office space, our sales efforts, potential acquisitions or business combinations, our intellectual property strategy, our competitors and the effects of consolidation in our target markets, fluctuations in the price of our common stock, adequacy of our capital resources, our administrative financial and operating systems, procedures and controls, and the effects of market interest rates on our investments, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating the loss of a significant customer, our ability to sustain or increase profitability, customers not adopting new products, the possibility we will be unable to gain additional market share, unanticipated expenditures, terrorist attacks and increased international tensions including in the Middle East, expenses related to litigation, market fluctuations, the failure of our internal controls and procedures, our inability to integrate acquired businesses, consolidation in our industry, fluctuations of foreign currencies, and the matters discussed in “Factors That May Affect Our Results”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex deep submicron integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. We were incorporated in Delaware in April 1997, and through the quarter ended December 31, 1999, we were primarily engaged in development-stage activities, including developing our technology and products, recruiting personnel and raising capital. In April 1999, we shipped the first version of our initial product, Blast Fusion. In May 2000, we began shipping Blast Chip, which extends the capabilities of Blast Fusion by adding RTL synthesis. In September 2001, we began shipping Blast Plan, which enables hierarchical planning and partitioning of a design into large blocks that can be implemented individually and later assembled to create a complex chip or system-on-a-chip. In January 2002, we began shipping Diamond SI, a post-layout verification tool based in part on technology obtained through our merger with Moscape.

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

Our standard license agreements include maintenance. Our perpetual license agreements and our time-based unbundled license agreements generally include maintenance for a one-year period.

Critical Accounting Policies and Estimates

We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts and contingencies to be critical policies due to the estimation processes involved in each.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred until the delivery of the element and the remaining portion of the license fee is recognized as revenue.

License revenue

We derive license revenue primarily from our design and implementation software and, to a much lesser extent, from our analysis and verification products. We license our products under time-based and perpetual licenses.

License revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable and there are no remaining obligations other than maintenance. For licenses where vendor-specific objective evidence of fair value (“VSOE”) for maintenance exists, license revenue is recognized up front using the residual method. As a result, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where VSOE for maintenance does not exist, license revenue is generally recognized ratably over the maintenance period, or when extended payments exist, based on the lower of amounts due and payable or ratably over the contract period.

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

In addition to continuing to offer time-based licenses bundled with maintenance, starting in the quarter ended September 30, 2001, we unbundled maintenance from some of our time-based licenses by including maintenance for only the first year of the license term. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreements. In these unbundled licenses, the aggregate renewal period is greater than the initial bundled maintenance period. We also began offering perpetual licenses in the quarter ended September 30, 2001 with maintenance included only for the first year and renewable thereafter. The renewal rate is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

Services revenue

We derive services revenue primarily from consulting and training for our design and implementation software products and from maintenance provided under our unbundled time-based and perpetual license agreements for our design and implementation software products, and to a lesser extent from maintenance of our analysis and verification software products. Our standard perpetual license agreement and our unbundled time-based license agreements include maintenance, generally for a one-year period. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. After the initial maintenance term, maintenance can be renewed annually at the renewal rate specified in the agreement. Because we have VSOE of fair value for consulting and training services, revenue is recognized when these services are delivered.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Licenses	83%	85%	78%	84%
Services	17	15	22	16

Total revenue	100	100	100	100

Cost of revenue	19	19	17	23

Gross margin	81	81	83	77

Operating expenses:
Research and development	25	45	27	55
Sales and marketing	39	58	36	67
General and administrative	12	12	12	17
Stock-based compensation	4	12	8	14

Total operating expenses	80	128	83	153

Operating income (loss)	1	(47)	0	(76)
Interest income (expense), net	4	(4)	3	(2)

Net income (loss) before income taxes	5	(51)	3	(78)
Income taxes	(1)	(1)	(1)	(1)

Net income (loss)	4	(52)	2	(79)
Less: preferred stock dividend	—	(60)	—	(35)

Net income (loss) attributed to common shareholders	4%	(112)%	2%	(114)%

Revenue

Revenue increased from $9.6 million for the three months ended September 30, 2001 to $17.8 million, or 85%, for the three months ended September 30, 2002. Of the $17.8 million of revenue recognized during the three months ended September 30, 2002, approximately $14.7 million is license revenue. Revenue increased from $16.2 million for the six months ended September 30, 2001 to $35.9 million or 121% for the six months ended September 30, 2002 due to the increases in both license and service revenue. While to date we have focused primarily on time-based license agreements on which revenue has been recognized over the contract period, we also began to enter into perpetual licenses and unbundled time-based license agreements during the quarter ended September 30, 2001. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments which are weighted towards the latter part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably, at each period end. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on these contracts will be subject to the customer’s continuing credit-worthiness. For the six months ended September 30, 2002, revenue from contracts entered into before fiscal year 2003 accounted for approximately 86% of our total revenue. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased from $8.2 million for the three months ended September 30, 2001 to $14.7 million or 79% for the three months ended September 30, 2002. License revenue increased from $13.6 million for the six months ended September 30, 2001 to $28.1 million or 107% for the six months ended September 30, 2002. These increases were primarily due to an increase in license revenue from our design and implementation software products, specifically from Blast Fusion and to a lesser extent from Blast Chip. In addition, beginning in the quarter ended September 30, 2001, we began to recognize revenue under perpetual and unbundled time-based license agreements using the residual method under which revenue recognition is accelerated. For the three months and six months ended September 30, 2002, $15.8 million and $30.8 million, respectively, were derived from contracts entered into during these respective periods.

Services revenue

Services revenue increased from $1.4 million for the three months ended September 30, 2001 to $3.1 million, or 116% for the three months ended September 30, 2002. For the six months ended September 30, 2001 and 2002, service revenue was $2.7 million and $7.8 million, respectively. These increases were primarily due to consulting services provided to licensees of our design and implementation software products.

Cost of Revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue, as just described, consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services. To date, the cost of service revenue for analysis and verification products has been insignificant. Cost of revenue increased in absolute dollars from $1.9 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002, but remained unchanged at 19% of total revenue. For the six months ended September 30, 2002 and 2001, cost of revenue increased from $6.2 million to$3.7 million, respectively. These increases in absolute dollars are primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. The cost of sales relating to design services increased as a result of increased services revenue. In addition, the Company at the beginning of the three months ended September 30, 2002 transferred all research and development employees in design services to cost of sales because such employees will only perform work on customer related activities.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development expense increased from $4.3 million or 45% of total revenue for the three months ended September 30, 2001 to $4.4 million or 25% of total revenue for the three months ended September 30, 2002. For the six months ended September 30, 2002 and 2001, research and development expenses were $9.8 million or 27% of total revenue and $8.9 million or 55% of total revenue, respectively. The six-month increase was primarily due to increases in outside service expense and payroll related expenses due to an increase in personnel. In addition, the Company at the beginning of the three months ended September 30, 2002 transferred all research and development employees in design services to cost of sales because such employees will only perform work on customer related activities. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshows and other marketing activities. Sales and marketing expense increased from $5.6 million or 58% of total revenue for the three months ended September 30, 2001 to $6.9 million or 39% of total revenue for the three months ended September 30, 2002. For the six months ended September 30, 2002 and 2001, sales and marketing expenses were $12.9 million or 36% of total revenue and $10.9 million or 67% of total revenue, respectively. The six month increase of $2.0 million was primarily due to an increase in payroll related expenses of $0.3 million, a reversal of $0.7 million in accrued commissions in the first quarter of last fiscal year resulting from a termination of a distribution agreement, $0.2 million in travel expenses and $0.4 million in support services. Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased from $1.2 million for the three months ended September 30, 2001 to $2.1 million for the three months ended September 30, 2002, but remained unchanged at 12% of total revenue. For the six months ended September 30, 2002 and 2001, general and administrative expenses were $4.3 million or 12% of total revenue and $2.7 million or 17% of total revenue, respectively. Of the net six-month increase of $1.6 million, outside services increased by $1.0 million, insurance expense increased by $0.3 million, and bad debt expense increased by $0.4 million. These costs were partially offset by a decrease of $0.1 million in payroll related expenses. Although we expect general and administrative expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Amortization of stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants and other non-employees. The options generally vest over four years, with 25% vesting after one year and then ratably over the remaining 36 months. Amortization of stock-based compensation was $0.7 million or 4% of revenue for the three months ended September 30, 2002 and $1.2 million or 12% of total revenue for the three months ended September 30, 2001. For the six months ended September 30, 2002 and 2001, amortization of stock-based compensation was $2.6 million or 8% of total revenue and $2.3 million or 14% of total revenue, respectively. Of the decrease for the three months ended September 30, 2002, $0.4 million is due to the revaluation and cancellation of a warrant to purchase the Company’s common stock, which was being accounted for under the variable accounting method, and $0.1 million relates to the reversal of accelerated amortization of stock-based compensation related to the Vice President-Sales who resigned in September 2002.

Interest Income (Expense), Net

Interest income (expense), net was $0.6 million for the three months ended September 30, 2002 and ($0.4) million for the three months ended September 30, 2001. For the six months ended September 30, 2002 and 2001, interest income (expense), net was $1.0 million and ($0.4) million, respectively. Interest income increased from $0.2 million for the three months ended September 30, 2001 to $0.6 million for the three months ended September 30, 2002. For the six months ended September 30, 2002 and 2001, interest income was $1.0 million and $0.2 million. These increases in interest income were the result of investing the significant increase in cash and cash equivalents, primarily from our November 2001 initial public offering. The three and six months ended September 30, 2001 included a non-cash charge of $0.5 million related to the $25.0 million subordinated convertible promissory notes issued in July and August 2001.

Income Taxes

From inception through September 30, 2002, we incurred a cumulative net loss for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the net deferred tax asset will be realized. For the three months and six months ended September 30, 2002, we had a provision for income taxes of $0.1 million and $0.3 million, respectively. For the three and six months ended September 30, 2001, we had provision for income taxes of $0.1 million for each period.

Certification by Chief Executive Officer and Chief Financial Officer

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Legal Matters

We are a defendant in a lawsuit filed in Santa Clara County, California Superior Court, which alleges breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint filed in September 2002 seeks damages of $14.7 million, as well as other damages from any gains, profits and advantages lost and punitive damages.

The plaintiff, Prolific, Inc., filed its initial complaint in August 2001 and its first amended complaint in May 2002. The first amended complaint named us and our Chief Executive Officer, Rajeev Madhavan, as defendants. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. The Court sustained defendants’ demurrer on seven of the eight causes of action at issue in plaintiff’s first amended complaint, including all causes of action against Mr. Madhavan. The plaintiff’s second amended complaint does not restate most of these causes of action, such as certain wrongful interference claims, and does not name Mr. Madhavan as a defendant. Accordingly, on September 18, 2002, the Court dismissed the case against Mr. Madhavan with prejudice.

No trial date has been set. Although we cannot predict the eventual outcome of the litigation at this time, we believe the claims are without merit and intend to vigorously defend ourselves against all plaintiff’s allegations. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents were $91.5 million, and working capital was $89.9 million.

Net cash used in operating activities was $0.2 million for the six months ended September 30, 2002, compared to $10.0 million for the six months ended September 30, 2001. Cash used in operating activities for the six months ended September 30, 2001 was primarily due to net loss for the period. Cash flow from operating activities for fiscal 2003 and 2002 was also affected by changes in accounts receivable, accounts payable, deferred revenue, accrued expenses, and accounts payable and amortization of deferred stock-based compensation. In addition, significant non-cash related adjustments for the six months ended September 30, 2002 and September 30, 2001 included depreciation and amortization of $2.4 million and $2.2 million, respectively, amortization of stock-based compensation of $2.6 million and $2.3 million, respectively, and provision for doubtful accounts of $0.4 million and $0, respectively.

Net cash provided by investing activities was $11.0 million for the six months ended September 30, 2002, compared to $1.6 million used for the six months ended September 30, 2001. Of the cash provided in investing activities for the six months ended September 30, 2002, $13.5 million was from the proceeds from the sale of short-term investments and $2.0 million was used for purchases of property and equipment. For the six months ended September 30, 2001, $1.7 million cash was used for purchases of property and equipment.

Cash provided by financing activities was $2.3 million and $23.8 million for the six months September 30, 2002 and September 30, 2001, respectively. Cash provided by financing activities for the six months ended September 30, 2002, consisted primarily of cash received through the exercise of stock options and shares issued through stock purchase plans. In the six months ended September 30, 2001, the cash provided was primarily from the proceeds of the issuance of subordinated notes and warrants of $24.8 million. Such proceeds were partially offset by $0.4 million used for the repurchase of subsidiary stock and $0.7 million used for the repayment of notes payable to bank.

As of September 30, 2002, our principal source of liquidity consisted of $91.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Our adoption of SFAS 144 effective April 1, 2002, did not have a material effect on our condensed consolidated financial statements.

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

Factors That May Affect Our Results

Except for the first two quarters of fiscal 2003, we have a history of losses and an accumulated deficit of approximately $120.9 million as of September 30, 2002. If we do not sustain or increase profitability in the future, we may not be able to continue to operate.

We have incurred net losses of approximately $120.9 million as of September 30, 2002. Although we achieved profitability in the first two quarters of fiscal 2003, if we do not sustain or increase profitability in the future at a level expected by securities analysts or investors, the market price of our common stock will likely decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue, and our revenue could decline due to the delay of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business and financial condition depends on a limited number of customers. In the six months ended September 30, 2002, two customers accounted for approximately 26% of our revenue, with each of these customers accounting for over 10% of our total revenue for that period. Three customers accounted for approximately 38% of our revenue in the six months ended September 30, 2001, with each of these customers accounting for at least 10% of our total revenue for that period.

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

Certain significant contracts with extended payment terms entered into in recent quarters provide for payments which are weighted towards the latter part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably, at each period end. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on these contracts will be subject to the customer’s continuing credit-worthiness.

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

Our quarterly revenue and operating results are difficult to predict and may fluctuate from quarter to quarter. It is likely that our operating results in some quarters will be below market expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders;

•	the structure and mix of our product license agreements;

•	our ability to recognize revenue in a given quarter;

•	timing of customer license payments;

•	time-based license agreements with graduated payment schedules that reflect phased deployment of our software and lower relative payments in the first year;

•	the mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements;

•	the mix of our license and services revenue agreements;

•	our ability to gain new customers and retain existing customers;

•	changes in our pricing policies or those of our competitors;

•	changes in the level of our operating expenses to support any future growth;

•	the timing of product releases or upgrades by us or our competitors; and

•	changes in the interpretation of the authoritative literature under which we recognize revenue.

Although to date we have focused primarily on bundled time-based license agreements, we began to enter into perpetual and unbundled time-based license agreements during the quarter ended September 30, 2001. Revenue under these agreements may be recognized using the residual method, which typically results in recognition of a larger amount of revenue in the quarter in which the license is granted as compared to our standard time-based licenses. Our quarterly results will likely fluctuate as a result of the mix of license agreements. We recognize revenue from our bundled time-based licenses over the term of the agreement, which is typically three years, once the license has been signed and the product delivered. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

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

Our products are not applicable to all design processes. For example, our products are not applicable to functions such as logic simulation, formal verification or full-feature custom layout editing, analog, or mixed signal. Although some of our customers use front-end products, most of our customers license Blast Fusion to do the physical design step of designing an integrated circuit.

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

We generated 29% and 30% of our total revenue from sales outside North America for the three and six months ended September 30, 2002, respectively. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in dispersed locations in Europe, the Middle East, and the Asia-Pacific region. The Asia-Pacific region includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

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

Future changes in accounting standards, specifically those affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall.

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

Fluctuations in our growth place a strain on our management systems and resources, and if we fail to manage the pace of our growth our business could be harmed.

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures could result in a disruption of our operations and harm to our business. If we are unable to manage our growth the execution of our business plan could be delayed. We believe we have sufficient office space to meet our current needs.

We have incurred high customer engagement and support costs, and our gross margin may decrease if we incur higher than expected costs associated with providing design and support services in the future.

Because of the complexity of our products, we typically incur high field application engineering support costs to engage new customers and assist them in their evaluations of our products. If we fail to manage our customer engagement and support costs, our operating results could suffer. In addition, our gross margin may decrease if we are unable to manage support costs associated with the mix of license and services revenue we generate. For example, increased demand by our customers for design and support services may negatively impact our gross margins because of the costs associated with attracting and retaining the requisite engineering resources to provide these services. It is also difficult to predict the cost and schedule of the support required under services agreements with complex technical objectives. We may enter into contracts that result in losses because the cost of resources to complete the agreement exceeds the contract price. Failure by us to perform under the terms of our agreements may cause us to lose customers and revenue.

We may have difficulty assimilating technology, personnel and operations from any recent and future acquisitions, and these difficulties may disrupt our business and divert management’s attention.

In November 2002 we purchased the assets of VeraTest. We may have difficulty integrating VeraTest’s technology with our technology, and we many not be able to retain VeraTest’s technical personnel after the acquisition. The Moscape merger was our first merger, and we have discontinued the development, marketing and licensing of Moscape’s CircuitScope product line and have also discontinued the marketing and licensing of GateScope as a separate product. We may pursue other acquisitions that we believe may complement our business. If we do acquire additional companies, the integration of the separate operations of our company and an acquisition partner may result in problems related to integration of technology and management teams, either of which could divert management’s attention from the day-to-day operations of the combined company. Also, we may not be able to retain key management, technical and sales personnel after an acquisition. We may not realize all of the anticipated benefits of the VeraTest acquisition or future acquisitions.

Our products incorporate software licensed from third parties, and if we lose or are unable to maintain any of these software licenses, our product shipments could be delayed or reduced.

We use software, such as front-end language processing, license keying software and schematic viewing software, which we license from third parties. We have also licensed the rights to some technologies from various universities, including the Technical University of Eindhoven, Delft University and the University of California, Berkeley. These third-party software licenses may not continue to be available on commercially reasonable terms, or at all. If we cannot maintain existing third party technology licenses or enter into licenses for other existing or future technologies needed for our products, we could be required to cease or delay product shipments while we seek to develop alternative technologies.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. Currently, seven of our patent applications have been allowed and we have nine patent applications pending in the United States, including one provisional patent application. Certain of these patent applications are also pending in foreign jurisdictions, and one patent application has been allowed in a foreign jurisdiction. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

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

Many of our contracts contain provisions indemnifying our customers from third party intellectual property infringement claims. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. We have also acquired software as a result of our acquisitions, including our recent acquisition of VeraTest, and we may be subject to claims that such software infringes the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe third-party patents that may relate to our products. Also, we may be unaware of filed patent applications that relate to our software products.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. These companies are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do and they are often able to respond more quickly or price more effectively to take advantage of new opportunities or customer requirements. Synopsys recently acquired Avant!, and further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. Our competitors have a significant market presence in North America. To successfully execute our business strategy, we must continue to increase our sales in North America. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and system companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or continued consolidation among our customers would harm our business and financial condition. We have experienced slower growth in revenue than we anticipated as a result of the recent downturn in the semiconductor and systems industries.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cutback of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which has negatively impacted and may continue to impact our business and operating results. Terrorist attacks in the United States and other worldwide events throughout the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

In addition, the markets for semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, negatively impacted us. We have experienced delayed orders and slower deployment of our products under new order as a result of reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2002, cash and investment portfolio consisted of money market funds and other high-grade investments with maturities of less than 90 days. Due to the short-term nature of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currency. As of September 30, 2002, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective.

(b) Changes in internal controls. Although there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses, our Chief Executive Officer and Chief Financial Officer have identified certain areas to be strengthened with respect to internal controls, such as implementation of additional reporting procedures.

PART II: OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed in Santa Clara County, California Superior Court, which alleges breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint filed in September 2002 seeks damages of $14.7 million, as well as other damages from any gains, profits and advantages lost and punitive damages.

The plaintiff, Prolific, Inc., filed its initial complaint in August 2001 and its first amended complaint in May 2002. The first amended complaint named us and our Chief Executive Officer, Rajeev Madhavan, as defendants. We filed a cross-complaint against the plaintiff in December 2001, alleging breach of contract, breach of implied covenant of good faith and fair dealing, breach of express warranty and negligent misrepresentation. The Court sustained defendants’ demurrer on seven of the eight causes of action at issue in plaintiff’s first amended complaint, including all causes of action against Mr. Madhavan. The plaintiff’s second amended complaint does not restate most of these causes of action, such as certain wrongful interference claims, and does not name Mr. Madhavan as a defendant. Accordingly, on September 18, 2002, the Court dismissed the case against Mr. Madhavan with prejudice.

No trial date has been set. Although we cannot predict the eventual outcome of the litigation at this time, we believe the claims are without merit and intend to vigorously defend ourselves against all plaintiff’s allegations. No estimate of a loss or range of loss upon resolution of the lawsuit can be made at this time.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The registrant’s Annual Meeting of Stockholders was held on August 29, 2002.

(b)    The meeting involved the election of two directors: Roy E. Jewell and Rajesh Parekh. The terms of officer of Class II directors Andreas Bechtolsheim and Mark W. Perry, and Class III directors Rajeev Madhavan and S. Atiq Raza, continued beyond the annual meeting.

(c)    There were two matters voted on at the Annual Meeting of Stockholders. A brief description of each of these matters, and the results of the votes thereon, are as follows:

1.    Election of Directors

Nominee	For	Withheld
Roy E. Jewell	16,756,078	2,113,501
Rajesh Parekh	18,811,923	57,656

Ratification of the appointment of KPMG LLP as the registrant’s auditors for the fiscal year ending March 31, 2003.

For	Against	Abstain	Broker Non-Votes
18,624,327	242,717	2,535	-0-

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

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

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2002
MAGMA DESIGN AUTOMATION, INC.

By	/s/ GREGORY C. WALKER
Gregory C. Walker Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Rajeev Madhavan, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magma Design Automation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002

/s/ RAJEEV MADHAVAN Rajeev Madhavan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregory C. Walker, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magma Design Automation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002

/s/ GREGORY C. WALKER
Gregory C. Walker Chief Financial Officer

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

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