Form 10-Q
period 2002-09-30
MAGMA DESIGN AUTOMATION INC
filed 2002-11-15
CIK 1065034

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

Revenue

Revenue increased from $9.6 million for the three months ended September 30, 2001 to $17.8 million, or 85%, for the three months ended September 30, 2002. Of the $17.8 million of revenue recognized during the three months ended September 30, 2002, approximately $14.7 million is license revenue. Revenue increased from $16.2 million for the six months ended September 30, 2001 to $35.9 million or 121% for the six months ended September 30, 2002 due to the increases in both license and service revenue. While to date we have focused primarily on time-based license agreements on which revenue has been recognized over the contract period, we also began to enter into perpetual licenses and unbundled time-based license agreements during the quarter ended September 30, 2001. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments which are weighted towards the latter part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably, at each period end. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on these contracts will be subject to the customer’s continuing credit-worthiness. For the six months ended September 30, 2002, revenue from contracts entered into during the quarter ended September 30, 2002 accounted for approximately 86% of our total revenue. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

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

Dated: November 14, 2002
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

Dated: November 14, 2002

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

Dated: November 14, 2002

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