Form 10-Q
period 2002-12-31
MAGMA DESIGN AUTOMATION INC
filed 2003-02-07
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On February 6, 2003, 31,170,114 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2002

i

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,228	$78,478
Short-term investments	—	13,468
Accounts receivable, net	16,854	17,601
Prepaid expenses and other current assets	1,555	1,327

Total current assets	114,637	110,874
Property and equipment, net	6,296	7,252
Other assets	4,043	1,583

Total assets	$124,976	$119,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,368	$1,777
Accrued expenses	7,315	9,441
Deferred revenue	14,092	15,617

Total current liabilities	22,775	26,835
Other long-term liabilities	95	130

Total liabilities	22,870	26,965

Commitments and contingency

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 31,095,325 and 30,239,786 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively	3	3
Additional paid-in capital	227,299	223,450
Deferred stock-based compensation	(2,232)	(7,161)
Notes receivable from stockholders	(2,005)	(1,936)
Accumulated other comprehensive income	227	—
Accumulated deficit	(121,186)	(121,612)

Total stockholders’ equity	102,106	92,744

Total liabilities and stockholders’ equity	$124,976	$119,709

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Licenses	$17,243	$12,257	$45,310	$25,831
Services	1,426	1,630	9,253	4,293

Total revenue	18,669	13,887	54,563	30,124
Cost of revenue	2,744	2,027	8,916	5,684

Gross profit	15,925	11,860	45,647	24,440

Operating expenses:
Research and development	4,299	4,542	14,077	13,479
Sales and marketing	6,113	5,688	19,027	16,610
General and administrative	3,938	1,418	8,269	4,123
Restructuring costs	727	—	727	—
Amortization of stock-based compensation*	1,477	2,301	4,112	4,606

Total operating expenses	16,554	13,949	46,212	38,818

Operating (loss)	(629)	(2,089)	(565)	(14,378)

Interest income (expense):
Interest income	419	299	1,447	519
Interest expense	(42)	(100)	(45)	(186)
Interest expense—subordinated convertible promissory notes	—	(14,078)	—	(14,604)

Interest income (expense), net	377	(13,879)	1,402	(14,271)

Net income (loss) before income taxes	(252)	(15,968)	837	(28,649)
Provision for income taxes	(80)	(61)	(411)	(151)

Net income (loss)	(332)	(16,029)	426	(28,800)
Less: preferred stock dividend	—	—	—	(5,814)

Net income (loss) attributed to common stockholders	$(332)	$(16,029)	$426	$(34,614)

Net income (loss) per common share—basic	$(0.01)	$(0.84)	$0.01	$(2.61)

Net income (loss) per common share—diluted	$(0.01)	$(0.84)	$0.01	$(2.61)

Shares outstanding:
Basic	30,587	19,064	30,427	13,285

Diluted	30,587	19,064	32,134	13,285

* Amortization of stock-based compensation excluded from expense component:
Cost of revenue	$10	$18	$52	$33
Research and development	1,120	440	1,721	970
Sales and marketing	153	955	1,298	1,500
General and administrative	194	888	1,041	2,103

	$1,477	$2,301	$4,112	$4,606

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$426	$(28,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,676	3,343
Provision for doubtful accounts	550	—
Amortization of debt discount and issuance costs	—	2,154
Accrued interest on subordinated convertible promissory notes	—	613
Interest expense—beneficial conversion feature of subordinated convertible promissory notes	—	11,837
Accrued interest on note receivable from stockholders	(196)	(56)
Amortization of stock-based compensation	4,112	4,606
Change in operating assets and liabilities:
Accounts receivable	193	(6,028)
Prepaid expenses and other current assets	(315)	(2,361)
Accounts payable	(409)	(1,632)
Accrued expenses	(1,698)	1,621
Deferred revenue	(1,525)	2,882
Other long-term liabilities	(34)	11

Net cash provided by (used in) operating activities	4,780	(11,810)

Cash flows from investing activities:
Purchase of property and equipment	(2,637)	(2,659)
Proceeds from the sale of (purchase of) short-term investments	13,468	(500)
Other assets	(2,460)	106

Net cash provided by (used in) investing activities	8,371	(3,053)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	—	5
Proceeds from initial public offering of common stock, net	—	67,432
Proceeds from issuance of subordinated notes and warrants	—	24,781
Proceeds from issuance of common stock	4,352	289
Repurchase of subsidiary stock	—	(402)
Proceeds from repayment of notes receivable from stockholders	20	25
Repurchase of common stock	(3)	(21)
Redemption of preferred stock	—	(30)
Repayment of notes payable to bank	—	(1,686)

Net cash provided by financing activities	4,369	90,393

Effect of exchange rate changes on cash and cash equivalents	230	—

Increase in cash and cash equivalents	17,750	75,530
Cash and cash equivalents at beginning of period	78,478	14,713

Cash and cash equivalents at end of period	$96,228	$90,243

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(948)	$6,253

Preferred stock dividend	$—	$5,814

Conversion of redeemable convertible preferred stock	$—	$88,570

Issuance of common stock on exercise of stock options for notes receivable from stockholders	$—	$5,400

Repurchase of common stock by reducing note receivable from shareholder	$813	$—

Offset of notes receivable from stockholders against amounts owed to stockholder	$16	$—

Cash paid for:
Interest	$45	$216

Taxes	$411	$151

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

Use of estimates

Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the fiscal 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered.

Through June 30, 2001, the Company licensed its Blast Fusion and Blast Chip products under time-based licenses. Starting in the quarter ended September 30, 2001, the Company began offering perpetual licenses on these products.

For Blast Fusion and Blast Chip software products, the Company’s standard license agreement includes PCS for a specified period of time. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term; therefore, vendor-specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 80% of the fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

Also, in addition to continuing to offer time-based licenses bundled with PCS, beginning in the quarter ended December 31, 2001, for Blast Fusion and Blast Chip software products, the Company began offering three-year time-based and perpetual licenses with PCS bundled for the first year of the license term. Thereafter, PCS can be renewed annually for an additional fee stated in the agreement. The Company uses the respective PCS renewal rate as evidence of fair value of PCS; therefore, where the only undelivered element is PCS, license revenue from these contracts is recognized using the residual method. Under the residual method, the fair value of PCS is recognized over the PCS term and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an agreement involves extended payment terms, revenue recognized on the residual method is limited to amounts due and payable.

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

Unbilled receivables

The Company considers unbilled receivables to be revenue that has been recognized in the financial statements in advance of being invoiced to the customer. As of December 31, 2002 and March 31, 2002, unbilled receivables were approximately $8.3 million and $2.1 million, respectively, and are included in accounts receivable on the condensed consolidated balance sheets for each of these periods.

Commission expense

The Company recognizes sales commission expense as it is earned by employees. In fiscal year 2002, a portion of the commission was earned upon the customer signing the license agreement, and the remaining portion was earned as cash payments are received over the term of the license. Beginning in fiscal year 2003, commissions are earned when revenue is recognized.

Allowance for doubtful accounts

The Company evaluates collectibility of trade receivables based upon the analysis of specific accounts. When management becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to an amount the Company considers to be collectible. The Company also has a general reserve for accounts that are not specifically identified as uncollectible. As of December 31, 2002 and March 31, 2002, the allowance for doubtful accounts was $529,000 and $100,000, respectively.

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. As of December 31, 2002 and March 31, 2002, cash equivalents consisted primarily of commercial paper and money market funds.

Restricted cash

Included in other non-current assets on the condensed consolidated balance sheets at December 31, 2002 and March 31, 2002 is restricted cash of $517,000 and $564,000, respectively, to support letters of credit as security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates for the period. Prior to fiscal

2003, the resultant gains or losses from translation were not significant. Beginning in fiscal 2003, resultant gains or losses from translation are classified as a component of accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheet.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) attributed to common stockholders, unrealized loss on short-term investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net income (loss) attributable to common stockholders	$(332)	$(16,029)	$426	$(34,614)
Unrealized (loss) on available-for-sale investments	(30)	—	(30)	—
Foreign currency translation adjustments	334	—	260	—

	$(28)	$(16,029)	$656	$(34,614)

Recently issued accounting pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, SFAS 144 retains the requirement of APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 effective as of April 1, 2002 did not have a material effect on its condensed consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections Business Combinations”. The provisions of SFAS 145, related to the rescission of SFAS 4, are effective for fiscal years beginning after May 15, 2002, and the provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and SFAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of SFAS 145 to have a material effect on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 effective as of January 1, 2003 to have a material effect on its condensed consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Summary of Statement No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the adoption of SFAS 148, effective as of January 1, 2003, to have a material effect on its condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect the adoption of SFAS issued Interpretation No. 45, effective January 1, 2003, to have a material effect on its condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation provides guidance for determining a primary beneficiary period. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. The Company does not expect the adoption of SFAS issued Interpretation No. 46, effective beginning on July 1, 2003, to have a material effect on its condensed consolidated financial statements.

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended December 31, 2002 (in thousands):

	Three Months	Nine Months
Weighted average common shares used to calculate basic net income (loss) per share	30,587	30,427
Options outstanding using the treasury method	—	1,661
Warrants outstanding using the treasury stock method	—	17
Options exercised and unvested	—	29

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	30,587	32,134

For the three and nine months ended December 31, 2002, 2,889,963 and 247,276 shares, respectively, of common stock issuable under stock options plans, respectively, were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. The weighted-average exercise price of such shares was $10.88 and $21.21 for the three and nine months ended December 31, 2002, respectively.

For the three and nine months ended December 31, 2001, the diluted net loss per share is the same as the basic net loss per share because potential common shares, composed of common stock issuable upon exercise of stock options and warrants and upon conversion of preferred stock and common stock subject to repurchase, are not considered when their effect is antidilutive. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2001 because their effect would have been antidilutive:

Shares issuable under stock option plans	4,142,095
Shares of common stock issued pursuant to stock option plans and subject to repurchase	724,232
Shares of common stock purchased by founders and subject to repurchase	133,572
Shares issuable pursuant to warrants to purchase preferred stock	45,953

As of December 31, 2001, the weighted-average exercise price of common stock issuable under stock option plans was $7.333, the weighted average repurchase price of common stock issued pursuant to stock option plans outstanding was $7.646, the weighted-average repurchase prices of founders’ common stock outstanding was $0.00117, and the weighted average exercise price of redeemable convertible preferred stock warrants outstanding was $8.160.

Note 3.    Contingency

On February 6, 2003, the Company entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The plaintiff filed two amended complaints during the course of the litigation. The second amended complaint, which was filed in September 2002 and was pending prior to the settlement agreement, alleged breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint sought damages of $14.7 million, as well as other damages from any gains, profits and advantages lost and punitive damages.

The settlement agreement provides for two installment payments by the Company in the aggregate amount of $1.85 million. The first payment of $0.925 million will be made in February 2003 and the second payment of $0.925 million will be made in July 2003. The Company has accrued the settlement as of December 31, 2002 as general and administrative expense in the accompanying consolidated financial statements. Other than payment of the settlement amount, there are no continuing obligations by the parties to each other.

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

Revenue from the United States, Europe, and Asia-Pacific region, which includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
United States	$10,578	$11,917	$34,471	$23,083
Europe	4,960	798	11,694	2,586
Asia Pacific	3,131	1,172	8,398	4,455

	$18,669	$13,887	$54,563	$30,124

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
United States	57%	86%	63%	77%
Europe	26	6	22	2
Asia Pacific	17	8	15	15

	100%	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Customer A	3%	27%	6%	19%
Customer B	29	17	19	15
Customer C	—	16	3	9
Customer D	14	—	9	—
Customer E	11	—	11	—

Note 5.    Restructuring charge

The Company incurred restructuring charges in the third quarter ended December 31, 2002 in the amount of $727,000 related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of December 31, 2002, all 32 employees were terminated and the Company paid $497,000 in termination costs. As of December 31, 2002, $230,000 remained accrued relating to termination costs and is included in accrued expenses in the condensed consolidated financial statements. The Company anticipates that the remaining termination costs will be substantially paid in the fourth quarter of fiscal year 2003.

Restructuring costs summarized below (in thousands):

Involuntary Terminations
Balance at September 30, 2002	$—

Additions	727
Cash payments	(497)

Balance at December 31, 2002	$230

Note 6.    Asset Purchase of VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $200,000, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.57 million in cash, including the cancellation of indebtedness of $300,000 of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The purchase price was allocated to capitalized software.

The asset is being amortized on a straight-line basis over its estimated useful life of three years. For the three-month period ended December 31, 2002, the Company amortized $87,000 of the value of the capitalized software and the remaining unamortized balance of $1.48 million is included in other assets in the accompanying consolidated balance sheet as of December 31, 2002.

In connection with the November acquisition, the Company entered into an earn out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn out arrangement, these individuals have the right to receive 272,998 shares of Company common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow and will be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares are to be issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002. As a result the Company recognized stock-based compensation in the amount of $926,000.

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

When used in this discussion, the words “expects”, “anticipates”, “believes”, “estimates” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to anticipated sources of revenue and mix, expectations regarding the terms of future license agreements, decreases or increases in our operating expenditures in absolute dollars or as a percentage of total revenue, the payment of termination costs, anticipated expansion of our customer base, the number and amount of our license agreements, anticipated growth in operations, the adoption of recent accounting pronouncements, our anticipated business growth, our profitability, our reliance on a small number of customers, expansion of international operations and the geographic scope of our operations, adequacy of office space, our sales efforts, potential acquisitions or business combinations, our intellectual property strategy, our competitors and the effects of consolidation in our target markets, fluctuations in the price of our common stock, adequacy of our capital resources, our administrative, financial and operating systems, procedures and controls, and the effects of market interest rates on our investments, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to bringing new products to market and customer acceptance of new products, the loss of a significant customer, our ability to return to or increase profitability, the possibility we will be unable to gain additional market share, unanticipated expenditures, terrorist attacks and increased international tensions including in the Middle East, expenses related to litigation, market fluctuations, our inability to integrate acquired businesses, consolidation in our industry, fluctuations of foreign currencies, and the matters discussed in “Factors That May Affect Our Results”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex deep sub-micron integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. We were incorporated in Delaware in April 1997, and through the quarter ended December 31, 1999, we were primarily engaged in development-stage activities, including developing our technology and products, recruiting personnel and raising capital. Our products are used in all major phases of the chip development cycle, including the initial design, or register transfer level (RTL), to the final chip physical implementation. In April 1999, we shipped the first version of our initial product, Blast Fusion. In May 2000, we began shipping Blast Noise and Blast Chip. Blast Noise works in conjunction with Blast Fusion and builds a well-conditioned design for handling the signal integrity effects in designs of 0.18 micron technology and below, while Blast Chip extends the capabilities of Blast Fusion by adding RTL synthesis. In September 2001, we began shipping Blast Plan, which enables hierarchical planning and partitioning of a design into large blocks that can be implemented individually and later assembled to create a complex chip or system-on-a-chip. In March 2002, we began shipping Diamond SI, a post-layout verification tool based in part on technology obtained through our merger with Moscape. In November 2002 we began shipping Blast Create, a front-end design hub to take RTL to physical netlist including Design For Test (DFT) and prototyping. In December 2002 we began shipping Blast Fusion APX. Blast Fusion APX is a software tool for customers desiring higher performance and higher complexity designs using advanced process technologies. Blast Fusion APX contains all of the general specifications of Magma’s Blast Fusion product, in addition to its new capabilities for low power design and analysis capabilities for nanometer design.

Sources of Revenue

We generate revenue from two sources: software licenses and services. We derive software license revenue from our design and implementation software products, which include Blast Fusion, Blast Chip, and Blast Plan. We generate revenue from our analysis and verification software products, Blast Noise, CircuitScope, GateScope, and most recently Blast Fusion APX. We have discontinued the development, marketing and licensing of CircuitScope and are not actively marketing GateScope. However, our Diamond SI product is based in part on Moscape’s GateScope technology. Diamond SI is a stand-alone system and is suitable for use with either Magma or non-Magma chip design flows.

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

For certain transactions, we bundle maintenance into our time-based license agreements for our design and implementation software products for the entire license term, and consequently VSOE of fair value does not exist for each element of the arrangement. For our bundled license agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms, that is, where less than 80% is due in one year from the contract date, we recognize revenue to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

For our perpetual licenses and certain time-based license arrangements, we unbundle maintenance by including maintenance for only the first year of the license term. Thereafter, maintenance on these agreements can be renewed by the customer at the rate stated in the agreements. In these unbundled licenses, the aggregate renewal period is greater than the initial bundled maintenance period. The stated renewal rate is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Licenses	92%	88%	83%	86%
Services	8	12	17	14

Total revenue	100	100	100	100

Cost of revenue	15	15	17	19

Gross margin	85	85	83	81

Operating expenses:
Research and development	23	33	26	45
Sales and marketing	32	41	35	55
General and administrative	21	10	15	14
Restructuring costs	4	—	1	—
Stock-based compensation	8	16	7	15

Total operating expenses	88	100	84	129

Operating (loss)	(3)	(15)	(1)	(48)
Interest income (expense), net	2	(100)	3	(47)

Net income (loss) before income taxes	(1)	(115)	2	(95)
Income taxes	(1)	—	(1)	(1)

Net income (loss)	(2)	(115)	1	(96)
Less: preferred stock dividend	—	—	—	(19)

Net income (loss) attributed to common stockholders	(2)%	(115)%	1%	(115)%

Revenue

Revenue increased from $13.9 million for the three months ended December 31, 2001 to $18.7 million, or 34%, for the three months ended December 31, 2002. Of the $18.7 million of revenue recognized during the three months ended December 31, 2002, approximately $17.2 million, or 92%, is license revenue. Revenue increased from $30.1 million for the nine months ended December 31, 2001 to $54.6 million, or 81%, for the nine months ended December 31, 2002 due to the increases in both license and service revenue. Our revenue consists of perpetual, bundled and unbundled time-based license agreements. Revenue for bundled time-based licenses is generally recognized over the contract period while revenue from unbundled time-based and perpetual licenses are generally recognized at the beginning of the contract period. PCS for unbundled time-based and perpetual licenses is recognized over the contract period. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments, which are weighted towards the latter part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on contracts with extended payment terms will be subject to the customer’s continuing credit-worthiness Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased from $12.3 million for the three months ended December 31, 2001 to $17.2 million, or 41%, for the three months ended December 31, 2002. License revenue increased from $25.8 million for the nine months ended December 31, 2001 to $45.3 million, or 75%, for the nine months ended December 31, 2002. For both the three and nine month periods, these increases were primarily due to increased license revenue from our design and implementation software products, specifically from the introduction of Blast Fusion APX as well as from existing products, such as Blast Fusion, Blast Noise and to a lesser extent from Blast Chip. For the quarter ended September 30, 2001, we began to recognize revenue under perpetual and unbundled time-based license agreements using the residual method under which revenue recognition is accelerated.

Services revenue

Services revenue decreased from $1.6 million for the three months ended December 31, 2001 to $1.4 million, or 14%, for the three months ended December 31, 2002, primarily from fewer new customer design services engagements. For the nine months ended December 31, 2001 and 2002, service revenue was $4.3 million and $9.3 million, respectively, an increase of 116%. This increase for the nine months ended December 31, 2002 was primarily due to consulting services provided to licensees of our design and implementation software products.

Cost of Revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue, as just described, consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services. To date, the cost of service revenue for analysis and verification products has been insignificant. Cost of revenue increased in absolute dollars from $2.0 million for the three months ended December 31, 2001 to $2.7 million for the three months ended December 31, 2002, but remained unchanged at 15% of total revenue. For the nine months ended December 31, 2002 and 2001, cost of revenue increased from $5.7 million to $8.9 million, respectively, an increase of 57%. These increases in absolute dollars are primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. The cost of sales relating to design services increased as a result of increased services revenue. In addition, we transferred the costs associated with all research and development employees who work in design services to cost of sales at the beginning of the three months ended September 30, 2002 because such employees will only perform work on customer related activities.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. At the beginning of the three months ended September 30, 2002, we transferred the costs associated with all research and development employees who work in design services to cost of sales because such employees will only perform work on customer related activities. As a partial result, research and development expense decreased from $4.5 million, or 33%, of total revenue for the three months ended December 31, 2001 to $4.3 million, or 23%, of total revenue for the three months ended December 31, 2002. For the nine months ended December 31, 2002 and 2001, research and development expenses were $14.1 million, or 26%, of total revenue and $13.5 million, or 45%, of total revenue, respectively. The nine-month increase was primarily due to increases in outside service expense and payroll related expenses due to an increase in personnel. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, trade shows and other marketing activities. Sales and marketing expense increased from $5.7 million, or 41%, of total revenue for the three months ended December 31, 2001 to $6.1 million, or 32%, of total revenue for the three months ended December 31, 2002. For the nine months ended December 31, 2002 and 2001, sales and marketing expenses were $19.0 million, or 35%, of total revenue and $16.6 million, or 55%, of total revenue, respectively. The nine-month increase of $2.4 million was primarily due to an increase in outside services of $0.4 million, and $0.3 million paid in outside commissions, $0.3 million in marketing related expenses, $0.5 million in travel expenses and $0.7 million in support services. This increase was partially offset by a decrease of $0.5 million in payroll-related expenses and a reversal of $0.7 million in accrued commissions in the first quarter of last fiscal year resulting from the termination of a distribution agreement. Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased from $1.4 million, or 10%, of total revenue for the three months ended December 31, 2001 to $3.9 million, or 21%, of total revenue for the three months ended December 31, 2002. For the nine months ended December 31, 2002 and 2001, general and administrative expenses were $8.3 million, or 15%, of total revenue and $4.1 million, or 14%, of total revenue, respectively. Of the net nine-month increase of $4.1 million, $1.85 million is related to the settlement with Prolific, Inc. Other increases include outside services of $1.3 million, insurance expense increased by $0.3 million, bad debt expense increased by $0.6 million, and travel increased by $0.1 million. Although we expect general and administrative expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Amortization of stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants and other non-employees. The options granted to officers and employees generally vest over four years, with 25% vesting after one year and then ratably over the remaining 36 months. Amortization of stock-based compensation was $1.5 million or 8% of revenue for the three months ended December 31, 2002 and $2.3 million or 16% of total revenue for the three months ended December 31, 2001. For the nine months ended December 31, 2002 and 2001, amortization of stock-based compensation was $4.1 million, or 7%, of total revenue and $4.6 million or 15% of total revenue, respectively. For the three months ended December 31, 2002, stock-based compensation included $0.9 million of expense related to the receipt of services from the prior VeraTest stockholders and a $0.3 million expense related to a consultant’s option.

Restructuring costs

We incurred restructuring charges in the third quarter ended December 31, 2002 in the amount of $0.7 million related to employee termination costs of 32 technical, sales, marketing, and administrative employees. As of December 31, 2002, all 32 employees have been terminated and we had paid $0.5 million in termination costs. As of December 31, 2002, $0.2 million remained accrued relating to termination costs and is in accrued expenses in the condensed consolidated financial statements. The Company anticipates that the remaining termination costs will be substantially paid in the fourth quarter of fiscal year 2003.

Interest Income (Expense), Net

Interest income (expense), net was $0.4 million for the three months ended December 31, 2002 and ($13.9) million for the three months ended December 31, 2001. For the nine months ended December 31, 2002 and 2001, interest income (expense), net was $1.4 million and ($14.3) million, respectively. Interest income increased from $0.3 million for the three months ended December 31, 2001 to $0.4 million for the three months ended December 31, 2002. For the nine months ended December 31, 2002 and 2001, interest income was $1.4 million and $0.5 million. These increases in interest income were the result of investing the significant increase in cash and cash equivalents, primarily from our November 2001 initial public offering, offset by lower market interest rates. The three and nine months ended December 31, 2001 included non-cash charges of $14.1 million and $14.6 million, respectively, related to the $25.0 million subordinated convertible promissory notes issued in July and August 2001.

Income Taxes

From inception through December 31, 2002, we incurred a cumulative net loss for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months and nine months ended December 31, 2002, we had a provision for income taxes of $0.1 million and $0.4 million, respectively. For the three and nine months ended December 31, 2001, we had a provision for income taxes of $0.1 million and $0.2 million, respectively, for foreign income and state minimum taxes.

Certification by Chief Executive Officer and Chief Financial Officer

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Legal Matters

On February 6, 2003, we entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The plaintiff filed two amended complaints during the course of the litigation. The second amended complaint, which was filed in September 2002 and was pending prior to the settlement agreement, alleged breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint sought damages of $14.7 million, as well as other damages from any gains, profits and advantages lost and punitive damages.

The settlement agreement provides for two installment payments by the Company in the aggregate amount of $1.85 million. The first payment of $0.925 million will be made in February 2003 and the second payment of $0.925 million will be made in July 2003. We have accrued the settlement as of December 31, 2002 as general and administrative expense in the accompanying consolidated financial statements. Other than payment of the settlement amount, there are no continuing obligations by the parties to each other.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

Liquidity and Capital Resources

As of December 31, 2002, cash and cash equivalents were $96.2 million, and working capital was $91.9 million.

Net cash provided by operating activities was $4.8 million for the nine months ended December 31, 2002, compared to net cash used of $11.8 million for the nine months ended December 31, 2001. Cash flow from operating activities for fiscal 2003 and 2002 was affected by changes in accounts receivable, accounts payable, deferred revenue, accrued expenses, and amortization of deferred stock-based compensation. Cash used in operating activities for the nine months ended December 31, 2001 was primarily due to the net loss for the period. In addition, significant non-cash related adjustments for the nine months ended December 31, 2002 and December 31, 2001 included depreciation and amortization of $3.7 million and $3.3 million, respectively, amortization of stock-based compensation of $4.1 million and $4.6 million, respectively, and provisions for doubtful accounts of $0.6 million and $0, respectively.

Net cash provided by investing activities was $8.4 million for the nine months ended December 31, 2002, compared to $3.1 million used for the nine months ended December 31, 2001. Of the cash provided by investing activities for the nine months ended December 31, 2002, $13.5 million was from the proceeds of the sale of short-term investments, $2.6 million was used for purchases of property and equipment and $1.6 million was used for the acquisition of VeraTest, Inc. For the nine months ended December 31, 2001, $2.7 million cash was used for purchases of property and equipment and $0.5 million was used for purchases of investments.

Cash provided by financing activities was $4.4 million and $90.4 million for the nine months December 31, 2002 and December 31, 2001, respectively. Cash provided by financing activities for the nine months ended December 31, 2002, consisted primarily of cash received through the exercise of stock options and shares issued through stock purchase plans. For the nine months ended December 31, 2001, cash provided was primarily from the proceeds of the issuance of subordinated notes and warrants of $24.8 million and $67.4 million for the initial public offering. Such proceeds were partially offset by $0.4 million used for the repurchase of subsidiary stock and $1.7 million used for the repayment of notes payable to bank.

As of December 31, 2002, our principal source of liquidity consisted of $96.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us or may not be available in amounts or on terms acceptable to us.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for Impairment or Disposal of Long-Lived Assets”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, SFAS 144 retains the requirement of APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 effective as of April 1, 2002 did not have a material effect on its condensed consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections Business Combinations”. The provisions of SFAS 145, related to the rescission of SFAS 4, are effective for fiscal years beginning after May 15, 2002, and the provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements”, and SFAS 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 also amends SFAS 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption of SFAS 145 to have a material effect on its condensed consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses costs associated with an exit activity (including restructuring) or with disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 effective as of January 1, 2003 to have a material effect on its condensed consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Summary of Statement No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the adoption of SFAS 148, effective as of January 1, 2003, to have a material effect on its condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect the adoption of SFAS issued Interpretation No. 45, effective January 1, 2003, to have a material effect on its condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation provides guidance for determining a primary beneficiary period. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. The Company does not expect the adoption of SFAS issued Interpretation No. 45, effective beginning on July 1, 2003, to have a material effect on its condensed consolidated financial statements.

Factors That May Affect Our Results

Except for the first two quarters of fiscal 2003, we have a history of losses and an accumulated deficit of approximately $121.2 million as of December 31, 2002. If we do not sustain or increase profitability in the future, we may not be able to continue to operate.

We have incurred net losses of approximately $121.2 million as of December 31, 2002. Although we achieved profitability in the first two quarters of fiscal 2003, we incurred a loss during the third quarter. If we do not return to or increase profitability in the future at a level expected by securities analysts or investors, the market price of our common stock will likely decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. We have a limited history of generating revenue from our software products. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

Our lengthy sales cycle is unpredictable and can range from three to nine months or more. This lengthy and unpredictable sales cycle makes it difficult for us to forecast revenue and increases the variability of quarterly fluctuations, which could cause our stock price to decline.

Customers for electronic design automation software typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software tools and in benchmarking our tools against those of our competitors. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers may delay a significant commitment to our tools until the term of the existing license has expired. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months or more. Any delay in completing sales in a particular quarter could cause our operating results to be below expectations.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue, and our revenue could decline due to the delay of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business and financial condition depends on a limited number of customers. In the nine months ended December 31, 2002, two customers accounted for approximately 30% of our revenue, with each of these customers accounting for over 10% of our total revenue for that period. Two customers accounted for approximately 34% of our revenue in the nine months ended December 31, 2001, with each of these customers accounting for at least 10% of our total revenue for that period.

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

We license our software products to our customers and provide technical support. Most of our customers license our software under a three-year licensing agreement. Most of our licensing agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. As many of our licensing agreements are still within their initial term, we cannot predict what the renewal rate may be. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our licensing agreements allow customers to terminate an agreement prior to its expiration under limited circumstances; for example, if our products do not meet specified performance requirements or goals. We expect a significant amount of our revenue to be generated from these licensing agreements. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

Certain significant contracts with extended payment terms entered into in recent quarters provide for payments which are weighted toward the latter part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably, at each period end. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on these contracts will be subject to the customer’s continuing credit-worthiness.

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

During the quarter ended December 31, 2001, we began to enter perpetual and unbundled time-based license agreements. Revenue under these agreements may be recognized using the residual method, which typically results in recognition of a larger amount of revenue in the quarter in which the license is executed as compared to our standard time-based licenses. Our quarterly results will likely fluctuate as a result of the mix of license agreements. We recognize revenue from our bundled time-based licenses over the term of the agreement, which is typically three years, once the license has been signed and the product delivered. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee.

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

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results could continue to be negatively impacted.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and system companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or continued consolidation among our customers would harm our business and financial condition. We have experienced slower growth in revenue than we anticipated as a result of the recent downturn and decrease spending by our customers in the semiconductor and systems industries.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets, in particular, or in general economic conditions which result in the cutback of research and development budgets or the delay of software purchases would likely result in a reduction in demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which has negatively impacted and may continue to impact our business and operating results. Terrorist attacks in the United States, the possibility of war with Iraq and other worldwide events including in the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. These companies are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do and they are often able to respond more quickly or price more effectively to take advantage of new opportunities or customer requirements. For example, Synopsys acquired Avant!, and further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. Our competitors have a significant market presence in North America. To successfully execute our business strategy, we must continue to increase our sales in North America. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We have incurred high customer engagement and support costs, and our gross margin may decrease if we incur higher-than-expected costs associated with providing design and support services in the future.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products, which also contain complex software. If the software we provide to customers does not meet performance requirements, our customer relationships may suffer. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	delayed or lost revenue; and

•	product liability claims.

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Our current licensing agreements contain provisions to provide for a limited warranty, which provides the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business. We currently do not carry product liability insurance. Also, a limited number of our contracts include specified ongoing performance criteria. We expect a significant amount of our future revenue to be generated from these licensing agreements. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue.

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

We generated 43% and 37% of our total revenue from sales outside North America for the three and nine months ended December 31, 2002, respectively. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in dispersed locations in Europe, the Middle East, and the Asia-Pacific region. The Asia-Pacific region includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations;

•	the possible lack of financial and political stability in foreign countries that prevent overseas sales growth;

•	the possible war in Iraq; and

•	the effects of the terrorist attacks in the United States and any related conflicts or similar events worldwide.

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

The semiconductor industry has made significant technological advances. In particular, recent advances in deep sub-micron technology have required electronic design automation companies to continuously develop new products and enhance existing products. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. If we are unable to manage our growth the execution of our business plan could be delayed. For example in the third quarter of fiscal year 2003, we laid off 32 employees. We believe we have sufficient office space to meet our current needs.

We may have difficulty assimilating technology, personnel and operations from any recent and future acquisitions, and these difficulties may disrupt our business and divert management’s attention.

In November 2002 we purchased all the outstanding stock of VeraTest, which was accounted for as a purchase of assets. We may have difficulty integrating VeraTest’s technology with our technology, and we many not be able to retain VeraTest’s technical personnel after the acquisition. The Moscape merger was our first merger, and we have discontinued the development, marketing and licensing of Moscape’s CircuitScope product line and have also discontinued the marketing and licensing of GateScope as a separate product. We may pursue other acquisitions that we believe may complement our business. If we do acquire additional companies, the integration of the separate operations of our company and an acquisition partner may result in problems related to integration of technology and management teams, either of which could divert management’s attention from the day-to-day operations of the combined company. Also, we may not be able to retain key management, technical and sales personnel after an acquisition. We may not realize all of the anticipated benefits of the VeraTest acquisition or future acquisitions.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. Currently, six of our patent applications have been issued, two of our patent applications have been allowed and we have seven patent applications pending in the United States. Certain of these patent applications are also pending in foreign jurisdictions, and one patent application that has been allowed was allowed in a foreign jurisdiction. These legal protections afford only limited protection for our technology, and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that:

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

Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. We have also acquired software as a result of our acquisitions, including our recent acquisition of VeraTest, and we may be subject to claims that such software infringes the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe third-party patents that may relate to our products. Also, we may be unaware of filed patent applications that relate to our software products.

We may also become involved in litigation unrelated to intellectual property infringement claims. For example, in August 2001, a complaint was filed against us alleging breach of contract, among other things. This litigation was recently settled. A more detailed description of this litigation and the settlement appears under the heading “Legal Proceedings.” We may not be successful in defending other claims that may be made against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel.

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

We believe that our existing capital resources will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to hire, train or retain employees to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited.

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

In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company. Specifically, Section 203 prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder unless specific conditions are met. Also, our stock option plans include change-in-control provisions that allow us to grant options or stock purchase rights that will become vested immediately upon a change in control of us.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2002, cash and investment portfolio consisted of money market funds and commercial paper with maturities of less than 90 days. Due to the short-term nature of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio. Since we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currency. As of December 31, 2002, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

(b)  Changes in internal controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART II:     OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

On February 6, 2003, the Company entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The plaintiff filed two amended complaints during the course of the litigation. The second amended complaint, which was filed in September 2002 and was pending prior to the settlement agreement, alleged breach of contract, concealment, undisclosed conflict of interest, promissory fraud and misrepresentation arising out of an OEM distribution agreement. The plaintiff’s second amended complaint sought damages of $14.7 million, as well as other damages from any gains, profits and advantages lost and punitive damages.

The settlement agreement provides for two installment payments by the Company in the aggregate amount of $1.85 million. The first payment of $0.925 million will be made in February 2003 and the second payment of $0.925 million will be made in July 2003. The Company has accrued the settlement as of December 31, 2002 as general and administrative expense in the accompanying consolidated financial statements. Other than payment of the settlement amount, there are no continuing obligations by the parties to each other.

The Company may be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

c) On November 1, 2002, the Company issued an aggregate of 272,998 shares of its Common Stock in connection with the closing of the acquisition of all of the outstanding capital stock of VeraTest, Inc. Of the 272,998 shares of Common Stock issued, 171,646 shares were place in an earn out escrow and will only be released from the escrow only upon the completion of certain milestone events. Upon the completion of the first milestone event on November 30, 2002, 48,598 shares were release from the escrow and issued to former holders of VeraTest capital stock. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 505 of Regulation D thereof.

ITEM 5:     OTHER INFORMATION

The Company’s Annual Meeting is scheduled to be held August 29, 2003 at such place and time as will be set forth in the Company’s proxy statement relating to that meeting. A stockholder proposal not included in the Company’s proxy statement for the 2003 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company’s Bylaws that provide that the Company must have received the stockholder’s notice not less than 50 days nor more than 75 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 65 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier date of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2003 Annual Meeting of Stockholders, which is scheduled to be held on August 29, 2003, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than July 10, 2003 but not prior to June 15, 2003.

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

(b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2003	MAGMA DESIGN AUTOMATION, INC.

	By:	/s/ GREGORY C. WALKER
Gregory C. Walker Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

CERTIFICATION

I, Rajeev Madhavan certify that:

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 7, 2003

/s/    RAJEEV MADHAVAN

Rajeev Madhavan

Chief Executive Officer

CERTIFICATION

I, Gregory C. Walker certify that:

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

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 7, 2003

/s/    GREGORY C. WALKER

Gregory C. Walker

Chief Financial Officer

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2002

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