Form 10-K
period 2003-03-31
MAGMA DESIGN AUTOMATION INC
filed 2003-06-20
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2002 as reported on the Nasdaq National Market, was $215,832,218. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of June 18, 2003 Registrant had outstanding 30,717,754 shares of Common Stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be delivered to the stockholders in connection with Registrant’s 2003 Annual Meeting of Stockholders to be held on August 29, 2003, are incorporated by reference into Part II and Part III of this Form 10-K. The Registrant’s proxy statement is required to be filed within 120 days of the Registrant’s fiscal year end.

MAGMA DESIGN AUTOMATION, INC.

FISCAL 2003 FORM 10-K

When used in this offering circular, the terms “Magma,” “we,” “our” and “us” refer to Magma Design Automation, Inc. and its consolidated subsidiaries, unless otherwise specified.

Magma, Blast Noise and FixedTiming are registered trademarks, and Blast Create, Blast Fusion, Blast Fusion APX, Blast Plan, Blast Rail, GlassBox and “The Fastest Path from RTL to Silicon” are trademarks, of Magma Design Automation. All other product and company names are trademarks and registered trademarks of their respective companies.

PART I

ITEM 1.     BUSINESS.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation.

An important technical foundation of our software products is our patented FixedTiming methodology, which allows our customers to reduce the number of iterations that are often required in conventional integrated circuit design processes. Our single data model architecture is a key enabler for this methodology and for our ability to deliver automated signal integrity detection and correction. It contains logical and physical information about the design and is resident in core memory during execution, which makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process.

Our software products enable chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Blast Create enables logic designers to visualize, evaluate and improve code quality, design constraints, testability and analysis. Blast Create, Blast Fusion and Blast Fusion APX combine into one integrated chip design flow what traditionally had been separate logic design and physical design processes. This integrated flow significantly reduces timing closure iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Blast Plan enables hierarchical planning and partitioning of a design into blocks that can be designed separately and later combined into a complex chip or system-on-a-chip. Blast Noise detects and corrects signal interference, or crosstalk, in physical designs. Blast Rail is a correct-by-construction rail design solution that is integrated with our design implementation flow.

We provide consulting, training and services to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

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

In addition to helping us reduce timing closure iterations, we believe SuperCells enable faster and higher capacity synthesis. In conventional synthesis, the tool optimizes the circuit using library cells. Because a given logical function may be represented in the library by a collection of different gate sizes, the synthesis tool must try every permutation of gate size during optimization. If the circuit is large, the number of permutations becomes very large, which negatively impacts run times and memory usage and puts a practical limit on capacity. Since the SuperCell concept has only one gate per logical function, the optimization search space can be much smaller. As a result, run times are significantly improved and the capacity of the system is much larger. Running on a standard engineering workstation, our system has a capacity of up to five million gates, an order of magnitude improvement over existing systems.

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

Products

Blast Fusion is our flagship product that provides significant advantages over traditional back-end design software. Our Blast Chip product broadens the capabilities of Blast Fusion by adding front-end synthesis capability. In the front-end process, the chip design is conceptualized and written as a register transfer level computer program, or Register Transfer Level (“RTL”) file, that describes the required functionality of the chip. We also offer Blast Noise, our product that detects and corrects noise and other electrical problems in deep submicron chips, as a separate product to be used with Blast Chip and Blast Fusion. Blast Chip was discontinued in 2003 and its capabilities are now largely available in our Blast Create product, announced in April 2003.

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

Blast Fusion is intended for use by chip design teams and other groups whose responsibility it is to take a design from netlist to completed chip layout. In the conventional Application Specific Integrated Circuit “ASIC” design flow, front-end designers use synthesis software to translate and optimize their RTL files into a netlist that is then handed off to the ASIC or semiconductor vendor or separate layout design group for physical design using Blast Fusion. Sales of Blast Fusion accounts for the majority of our revenue.

Blast Chip, first shipped in May 2000, extends the capabilities of Blast Fusion by adding RTL synthesis to the flow. At the beginning of the design flow, Blast Chip reads and synthesizes the RTL files that describe the desired functionality of the design. After this step, the design flow is identical to the Blast Fusion flow. Blast Chip is intended for use by system design teams, chip design teams and other groups whose responsibility it is to take a design from concept to completed chip layout. This bundle was later defined in fiscal 2003, to be the two major component pieces of this flow, Blast Create for logic design and Blast Fusion for physical design.

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

Diamond SI, first shipped in January 2002, is our stand-alone system for post-layout signal integrity verification and is based in part on technology obtained through our merger with Moscape, Inc. The initial release of Diamond SI focuses on accurate crosstalk noise analysis. Future releases of Diamond SI are planned to also address signal electromigration and voltage drop. Diamond SI is suitable for use with either Magma or non-Magma chip design flows.

New Products

Blast Create is a key component of Magma’s RTL-to-GDSII IC design solution. It enables logic designers to synthesize, visualize, evaluate and improve the quality of their RTL code, design constraints, testability requirements and floorplan by building and analyzing a flat silicon virtual prototype that portrays the design in silicon. The physical netlist generated by Blast Create provides a clean handoff between RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Blast Rail provides IC designers with integrated power analysis and planning, voltage-drop analysis, voltage-drop-induced delay analysis, and electromigration analysis on rail wires and vias. This enables designers to maintain power integrity in their designs. Blast Rail is fully integrated with Magma’s RTL-to-GDSII implementation flow to enable a correct-by-construction rail design solution.

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

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our costumers include Broadcom, Infineon, NEC, Texas Instruments, Toshiba and Vitesse.

In fiscal 2003, NEC and Toshiba each accounted for at least 10% of our total revenue and together accounted for 30% of our total revenue.

Product Backlog

For fiscal 2003 and fiscal 2002 we had approximately $180 million and $121 million in backlog, respectively. We define backlog as non-cancelable contractual commitments by our customers, through purchase orders or contracts that have no contingencies other than our performance. We expect that we will ultimately be able to recognize this backlog as revenue. However, if a customer defaults and fails to pay amounts owed, we may not be able to recognize expected revenue from backlog. In the current economic environment it is possible that customers from whom we expect to derive revenue from backlog will default or that the level of defaults will increase. Any material payment default by our customers could reduce the amount of backlog we recognize as revenue and could have a material adverse effect on our financial condition and results of operations.

Revenue by Geographic Areas

We generated 39% of our total revenue from sales outside the United States for fiscal 2003, compared to 22% in fiscal 2002. Additional disclosure regarding financial information on geographic areas is included in Note 11 of our Consolidated Financial Statements in Item 8 of this Annual Report.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on the industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Belgium, Germany, and the United Kingdom, an office in Israel and Asian offices in Japan, Korea, India and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of March 31, 2003, we had 147 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. and Synopsys, Inc. are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, formal verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Examples of acquisitions by our competitors include Synopsys’ acquisition of Avant! and Cadence’s acquisition of Silicon Perspectives, Inc. and Get2Chip. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from obtaining market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may cause potential customers to defer purchases of our products. If we fail to compete successfully, we will not gain market share and our business will fail.

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2003, 2002 and 2001 were $18.7 million, $18.2 million and $20.6 million, respectively. There have not been any customer-sponsored research activities since the inception of the Company.

As of March 31, 2003, our research and development group consisted of 90 employees. We have engineering centers in California, Texas and the Netherlands. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we have eight issued patents in the United States. We also have eight U.S. patent applications pending before the U.S. Patent and Trademark Office. Of these patent applications, one was recently allowed by the U.S. Patent and Trademark Office. In addition, we also have pursued patent protection in some foreign (non-U.S.) jurisdictions. Specifically, we have pending non-U.S. patent applications that are based on certain of the corresponding U.S. patents and patent applications. We also have two issued patents in Taiwan. Patent protection affords only limited protection for our technology. The term of patent protection is 20 years from the earliest effective filing date of the patent application. Our patents will expire on various dates between April 2018 and April 2019. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Our success depends in part upon our rights in proprietary software technology. We have patent applications pending for some of our proprietary software technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we enter into confidentiality agreements with those of our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology or business plans. We require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate or come to possess while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

Employees

As of March 31, 2003, we had 270 full-time employees, including 90 in research and development, 147 in sales and marketing and 33 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 2 Results Way, Cupertino, California 95014 and our telephone number is (408) 864-2000. Our common stock is traded on the Nasdaq National Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information in our Web site is not incorporated by reference into this annual report.

ITEM 2.     PROPERTIES.

Our corporate headquarters are located in Cupertino, California, where we occupy approximately 42,000 square feet under a lease expiring in December 2003. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Belgium, Germany, the United Kingdom and the Netherlands; offices in Israel and Asian offices in Japan, Korea, India and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

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

The settlement agreement provides that we make two installment payments in the aggregate amount of $1.85 million. The first payment of $0.925 million was made in February 2003 and the second payment of $0.925 million will be made in July 2003. The settlement is included in general and administrative expense in the accompanying consolidated financial statements. Approximately $0.925 is accrued as of March 31, 2003. Other than payment of the settlement amount, there are no continuing obligations by the parties to each other.

We may be subject to various other claims and legal actions arising in the ordinary course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G (3), the information regarding our executive officers required by Item 401(b) of Regulation S-K, is listed below in Part I of this filing.

The following table provides the names, offices, and ages of each of our executive officers as of June     , 2003:

Name	Age	Position
Rajeev Madhavan	37	Chief Executive Officer; Secretary and Chairman of the Board
Roy E. Jewell	48	President and Chief Operating Officer and Director
Gregory C. Walker	49	Senior Vice President-Finance and Chief Financial Officer
Saeid Ghafouri	45	Senior Vice President, Worldwide Field Operations
Hamid Savoj	42	Senior Vice President, Product Development
Venktesh Shukla	49	Senior Vice President, Marketing and Business Development

Rajeev Madhavan has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in April 1997. Mr. Madhavan served as our President from our inception until May 2001. Prior to co-founding Magma, from July 1994 until February 1997, Mr. Madhavan founded and served as the President and Chief Executive Officer of Ambit Design Systems, Inc., an electronic design automation software company, later acquired by Cadence Design Systems, Inc., an electronic design automation software company.

Roy E. Jewell has served as our President since May 2001 and as one of our directors since July 2001. Mr. Jewell has served as our Chief Operating Officer since March 2001. From March 1999 to March 2001, Mr. Jewell served initially as the Chief Executive Officer and later as a consultant at a company he co-founded, Clarisay, Inc., a supplier of surface acoustic wave filters. From January 1998 to March 1999, Mr. Jewell was a member of the CEO Staff at Avant! Corporation, a provider of software products for integrated circuit designs. From July 1992 to January 1998, Mr. Jewell was the President and Chief Executive Officer of Technology Modeling Associates, Inc. or TMA, subsequently acquired by Avant! Corporation. Prior to that time, Mr. Jewell served in various marketing positions at TMA.

Gregory C. Walker has served as our Chief Financial Officer and Vice President—Finance since August 2002, and as our Senior Vice President—Finance since September 2002. From April 1999 to April 2002 he served as Chief Financial Officer, and most recently as interim Chief Executive Officer, for Accrue Software, Inc., a leading provider of customer relationship management products. From October 1997 to March 1999, Mr. Walker was Chief Financial Officer at Duet Technologies, Inc., a provider of semiconductor design services and software. From January 1997 through September 1997, Mr. Walker served as Chief Financial Officer of NeTpower, Inc., a manufacturer of work stations and servers. From December 1990 to January 1997, Mr. Walker served as Treasurer, Vice President of Finance and acting Chief Financial Officer at Synopsys, Inc., a supplier of electronic design automation solutions for the global electronic market. Prior to working at Synopsys, Mr. Walker held various positions in financial operations at Xerox Corporation and IBM Corporation.

Saeid Ghafouri has served as our Senior Vice President, Worldwide Field Operations since September 2002. From September 1999 to September 2002 Mr. Ghafouri was President and Chief Executive Officer of Empact Software, Inc., an enterprise software company. He served as President and Chief Executive Officer of an electronic design automation company, interHDL, which was acquired by Avant! Corporation, from April 1998 to September 1999. Prior to that Mr. Ghafouri served in various management positions between June 1996 and April 1998 at Synopsys, Inc., most recently as Vice President—Business Development for library products. He spent eight years with Cadence Design Systems Inc., between March 1986 and May 1994, where he served in various positions in Sales, Marketing and Applications Engineering.

Hamid Savoj co-founded our company and has served as our Senior Vice President, Product Development since September 2002. Before that he served as our Vice President, Product Development since July 2000. Between April 1997 and July 2000 he served as Magma’s principal engineer. From April 1994 to April 1997 Mr. Savoj was a senior member of the consulting staff at Cadence Design Systems.

Venktesh Shukla has served as our Senior Vice President, Marketing and Business Development since September 2002. Before that Mr. Shukla was Chief Executive Officer of Everypath, Inc., a leader in enterprise mobile computing, from April 1999 to January 2002. Prior to Everypath, he served from June 1996 to April 1999 as Vice President of Marketing at Ambit Design Systems where he was the key architect of Ambit’s successful entry into the logic synthesis market. Prior to Ambit, from January 1995 to January 1996, Mr. Shukla served as Vice President of Marketing at Systems & Networks, Inc., an enterprise network planning software provider. He was at Cadence Design Systems Inc. between June 1990 and December 1994 where he served most recently as Vice President of Marketing, Director of Product Marketing, and Strategic Marketing Manager.

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

	High	Low
Fiscal 2004:
First quarter (through June 19, 2003)	$19.40	$8.70

Fiscal 2003:
Fourth quarter	$10.60	$6.76
Third quarter	$13.11	$6.89
Second quarter	$16.62	$8.48
First quarter	$22.51	$13.85

Fiscal 2002:
Fourth quarter	$29.96	$13.97
Third quarter (Beginning November 21, 2001)	$30.90	$17.25

As of June 18, 2003, there were approximately 483 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

Under the terms of a Purchase Agreement dated May 16, 2003, we sold $150 million of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 to Credit Suisse First Boston LLC and UBS Warburg LLC. The issuance and sale of the notes and the subsequent offering of the notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933, as amended by Section 4(2) of the Securities Act. We sold the notes for cash. The aggregate offering price was $150 million and our net proceeds were $145.3 million.

The notes will mature on May 15, 2008 and are convertible on or before the maturity date into shares of our common stock at an initial conversion price of $22.86 per share, subject to adjustment for certain events. This is equivalent to a conversion rate of approximately 43.7445 shares per $1,000 principal amount of notes. The notes will not accrete interest. Fees paid to the initial purchasers of $4.5 million have been classified as debt discount. We will accrete these fees using an effective interest rate of 0.6% over the term of the notes.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999 has been derived from our audited financial statements. This data includes the accounts of Magma and its wholly-owned and majority-owned subsidiaries. In August 2000, Magma merged with Moscape in a transaction that has been accounted for as a pooling-of-interests business combination. Before the combination,

Moscape’s fiscal year ended December 31. In recording the pooling-of-interests combination, Moscape’s financial statements for the years ended December 31, 1999 and 1998 were combined with Magma’s financial statements for the years ended March 31, 2000, and 1999, respectively. The operating results of Moscape for the three months ended March 31, 2000 are excluded from the consolidated statements of operations for the years ended March 31, 2001 and 2000. An adjustment has been made to stockholders’ deficit as of August 9, 2000 to reflect the results of operations of Moscape for the three months ended March 31, 2000.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8, “Financial Statements and Supplementary Data” and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licenses	$63,631	$38,175	$11,270	$1,257	$190
Services	11,461	8,182	572	193	36

Total revenue	75,092	46,357	11,842	1,450	226
Cost of revenue	11,518	8,308	5,762	1,188	61

Gross profit	63,574	38,049	6,080	262	165

Operating expenses:
Research and development	18,687	18,238	20,600	10,918	4,942
Sales and marketing	25,656	22,928	21,566	16,553	1,526
General and administrative	10,680	6,033	7,221	3,633	1,085
Restructuring costs	727	—	—	—	—
Stock-based compensation*	4,830	6,794	3,744	2,739	1,963

Total operating expenses	60,580	53,993	53,131	33,843	9,516

Operating profit (loss)	2,994	(15,944)	(47,051)	(33,581)	(9,351)

Other income (expense):
Interest income	1,841	1,036	1,392	772	126
Other expense	(578)	(186)	(232)	(172)	(52)
Interest expense—subordinated convertible promissory notes	—	(14,604)	—	—	—

Other income (expense), net	1,263	(13,754)	1,160	600	74

Net income (loss) before income taxes	4,257	(29,698)	(45,891)	(32,981)	(9,277)
Income taxes	(1,183)	(288)	(138)	(69)	—

Net income (loss)	3,074	(29,986)	(46,029)	(33,050)	(9,277)
Less: preferred stock dividend	—	(5,814)	—	—	—

Net income (loss) attributed to common stockholders	$3,074	$(35,800)	$(46,029)	$(33,050)	$(9,277)

Net income (loss) per share—basic and diluted	$0.10	$(2.07)	$(5.95)	$(10.91)	$(7.13)

Weighted average shares—basic	30,521	17,258	7,733	3,029	1,301

Weighted average shares—diluted	31,976	17,258	7,733	3,029	1,301

* Components of stock-based compensation amortization are as follows:
Cost of revenue	$57	$56	$86	$21	$—
Research and development	2,096	1,326	1,098	1,102	1,304
Sales and marketing	1,458	2,319	1,203	941	279
General and administrative	1,219	3,093	1,357	675	380

Total	$4,830	$6,794	$3,744	$2,739	$1,963

	March 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term and long-term investments	$95,697	$91,946	$14,713	$30,409	$12,770
Total assets	127,478	119,709	29,289	37,189	15,088
Notes payable to bank	—	—	1,686	1,557	1,096
Other non-current liabilities	72	130	533	2,573	—
Redeemable convertible preferred stock	—	—	88,570	62,252	21,155
Total stockholders’ equity (deficit)	105,772	92,744	(78,894)	(38,566)	(8,782)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and results appearing elsewhere in this report. Throughout the Management’s Discussion section, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts”, “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or using negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; the impact of the economic recession; the impact of SARS on business activities in Asia; effects that terrorist activities or events in the Middle East may have on Magma, its customers and industry; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to successfully manage Magma’s expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

Overview

We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation.

An important technical foundation of our software products is our patented FixedTiming methodology, which allows our customers to reduce iterations that are often required in conventional integrated circuit design processes. Our single data model architecture is a key enabler for this methodology and for our ability to deliver automated signal integrity detection and correction. It contains logical and physical information about the design and is resident in core memory during execution, which makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process.

Our software products enable chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Blast Create enables logic designers to visualize, evaluate and improve code quality, design constraints, testability and analysis. Blast Create, Blast Fusion and Blast Fusion APX combine into one integrated chip design flow what traditionally had been separate logic design and physical design processes. Our integrated flow significantly reduces timing closure iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits.

Blast Plan enables hierarchical planning and partitioning of a design into blocks that can be designed separately and later combined into a complex chip or system-on-a-chip. Blast Noise detects and corrects signal interference, or crosstalk, in physical designs. Blast Rail is a correct-by-construction rail design solution that is integrated with our design implementation flow.

We provide consulting, training and services to help our customers more rapidly adopt our technology. Design services include assisting our customers in the utilization of our products for complex chip design challenges. We also provide post-contract support, or maintenance, for our products.

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our customers include Broadcom, Infineon, NEC, Texas Instruments, Toshiba and Vitesse. NEC and Toshiba each accounted for at least 10% of revenue, and together accounted for approximately 30% of revenue, in fiscal 2003.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 2 Results Way, Cupertino, California 95014 and our telephone number is (408) 864-2000.

In the second quarter of fiscal 2003, we transferred a number of research and development personnel who previously performed a combination of research and development and customer service activities to our service organization if their activities are limited to providing customer service. Accordingly, we have recorded their expenses into cost of sales.

On May 14, 2003, we repurchased 209,753 shares of common stock from Roy Jewell, Magma’s President and Chief Operating Officer, for an aggregate purchase price of $3,565,805, or $17.00 per share, which was the closing sale price of the common stock on that date, and Mr. Jewell repaid his indebtedness to us in the same amount. On that date, we also granted Mr. Jewell an option to purchase 297,393 shares of common stock at an exercise price of $7.00 per share, vesting monthly through March 5, 2005. In connection with the grant of the option, we expect to recognize approximately $3.0 million of deferred stock-based compensation over the 22-month vesting period of the option.

On May 22, 2003, we issued $150.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to us of approximately $145.3 million. The Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Magma may not redeem the Notes prior to their maturity date. Magma paid approximately $4.5 million in fees to the initial purchasers of the Notes, which will be accounted for as debt discount and approximately $0.2 million for debt issuance costs. The shares issuable on the conversion of Notes will be included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of our diluted earnings per share calculation.

In connection with the issuance and sale of the Notes, we repurchased approximately 1.1 million shares of our common stock at a price of $18.00 per share for a cash payment of approximately $20.0 million from one of the initial purchasers of the Notes and those shares were retired as of May 30, 2003. We also entered into an arrangement with Credit Suisse First Boston International (“CSFB International) that is intended to limit potential dilution resulting from the issuance of shares of our common stock upon conversion of the Notes. Under this arrangement, which was consummated contemporaneously with the issuance of the Notes, CSFB International agreed to sell to Magma, for $22.86 per share, up to 6,561,680 shares of our common stock to cover our obligation to issue shares upon conversion of the Notes. In addition, we issued CSFB International a warrant to purchase up to 6,561,675 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent therof). Our net cost incurred in connection with this arrangement was approximately $20.3 million.

On June 10, 2003, we entered into an agreement to acquire Aplus Technologies Inc. for a combination of cash and shares of common stock, including up to approximately $4.5 million in cash and up to 1,079,420 shares of our common stock, for an aggregate value of approximately $22.3 million. Approximately 28% of the aggregate purchase consideration will be payable at closing of the acquisition, which is expected to occur in the quarter ending September 30, 2003. The remaining 72% of the purchase consideration is payable pursuant to an earnout arrangement, under which 7% will be payable based upon Aplus Technologies bookings in fiscal 2004, 35% will be payable upon completion of certain technology milestones, and 30% will be payable based on operating income targets no later than March 31, 2005. Upon completion of the milestones, we will recognize additional purchase price equal to the fair value of the cash paid and stock issued to Aplus shareholders on the date the milestones are achieved.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, and investments. Our estimates are based on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, as modified by SOP 98-9, which generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred until the delivery of the element and the remaining portion of the license fee is recognized as revenue.

License revenue

We derive license revenue primarily from our design and implementation software and, to a much lesser extent, from our analysis and verification products. We license our products under time-based and perpetual licenses.

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collectibility is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence of fair value, or VSOE, for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the lower of amounts due and payable or ratably over the contract period.

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where less than 80% is due in one year from the contract date—we recognize revenue to the extent of the lesser of the portion of the amount presently due and payable or the ratable portion of the entire fee.

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance, by including maintenance for only the first year of the license term, with maintenance renewable by the customer at the rate stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. In the fourth quarter of fiscal 2003, we changed our business practice for pricing of maintenance renewals from a fixed percentage of annual list price to a fixed percentage of the annual net license fee. We believe these new pricing policies better reflect the underlying economics of our software license agreements as we enter into larger scale license arrangements with our customers, which include substantial discounts from our list prices. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

Services revenue

We derive services revenue primarily from consulting and training for our software products and from maintenance fees for our products. Most of our license agreements include maintenance, generally for a one-year period, renewable annually. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. Because we have VSOE of fair value for consulting and training services, revenue is recognized as these services are delivered or completed.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate using the factors described above. We also monitor our accounts receivable for concentration to any one customer, industry or geographic region.

To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income (loss). The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Investments

We invest in debt and equity of privately held technology companies for business and strategic purposes. These companies are typically in the early stage of development and are expected to incur substantial losses in the near-term. Therefore, these companies may never become publicly traded. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. Further, if these companies are not successful, we could incur charges related to write-downs or write-offs of these investments.

We review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies on at least a quarterly basis. Assessing each investment’s carrying value requires significant judgment by management. If we determine that an other-than- temporary decline in fair value exists in a strategic investment, we write down the investment to its fair value and record the related expense in other income (expense) in our consolidated statement of operations.

During fiscal year 2003, we determined that the decline in value of certain strategic investments was other-than-temporary and recorded write-downs of these investments totaling $573,000. During fiscal 2002 and 2001 we recorded no investment write-downs.

Deferred Tax Asset Valuation Allowance

We account for income taxes in accordance with SFAS 109. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded.

Valuation of Long-Lived Intangible Assets

As we acquire intangible assets through acquisitions, we will review long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Results of Operations

The following table sets forth income statement data as a percentage of total revenue for the periods indicated:

	Years Ended March 31,
	2003	2002	2001
Revenue:
Licenses	85%	82%	95%
Services	15	18	5

Total revenue	100	100	100
Cost of revenue	15	18	49

Gross profit	85	82	51

Operating expenses:
Research and development	25	39	174
Sales and marketing	34	49	182
General and administrative	14	13	61
Restructuring costs	1	—	—
Amortization of stock-based compensation	7	15	32

Total operating expenses	81	116	449

Operating profit (loss)	4	(34)	(398)

Other income (expense):
Interest income	2	2	12
Other expense	(1)	(0)	(2)
Interest expense—subordinated convertible promissory notes	—	(32)	—

Other income (expense), net	1	30	10

Net income (loss) before income taxes	5	(64)	(388)
Income taxes	(1)	(1)	(1)

Net income (loss)	4	(65)	(389)
Less: preferred stock dividend	—	(13)	—

Net income (loss) attributed to common stockholders	4%	(78)%	(389)%

Fiscal Years Ended March 31, 2003 and 2002

Revenue

Revenue increased from $46.4 million in fiscal 2002 to $75.1 million in fiscal 2003 due to the increases in both license and service revenue. Of the $75.1 million of revenue recognized during fiscal 2003, approximately $63.6 million is license revenue. The increase in revenue is due to sales to new customers, which increased by more than 100% from the prior year, proliferation to additional design group designers in existing customers and the additions of new products. Our revenue consists of perpetual, bundled and unbundled time-based license agreements. Revenue for bundled time-based licenses is generally recognized over the contract period while revenue from unbundled time-based and perpetual licenses are generally recognized at the beginning of the contract period. PCS for unbundled time-based and perpetual licenses is recognized over the contract period. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments, which are weighted towards the latter part of the contract term. Accordingly, if the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on contracts with extended payment terms will be subject to the customer’s continuing credit worthiness. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased 66.5%, from $38.2 million in fiscal 2002 to $63.6 million in fiscal 2003. For fiscal 2003, the increase was primarily due to increased license revenue from our design and implementation software products, specifically from the introduction of Blast Fusion APX as well as from existing products, such as Blast Fusion, Blast Noise and to a lesser extent from Blast Chip. For the quarter ended September 30, 2001, we began to recognize revenue from perpetual and unbundled time-based license agreements using the residual method under SOP 98-9 which revenue recognition is accelerated. In the fourth quarter of fiscal 2003 we changed our revenue model for maintenance from a fixed percentage of list price to a percentage of the net license fee. We believe this methodology for recording maintenance is substantive and better reflects the underlying economics as the company enters into larger scale license arrangements with our customers. We expect license revenue to continue to grow in absolute dollars during fiscal 2004.

Services revenue

Services revenue increased 40.2%, from $8.2 million in fiscal 2002 to $11.5 million in fiscal 2003. This increase was primarily due to consulting services provided to licensees of our design and implementation software products. Although we intend to continue to offer these consulting services, we expect consulting service revenue as a percent of total revenue to remain flat.

Cost of Revenue

Cost of revenue consists primarily of cost of license revenue and, to a lesser extent, cost of consulting services for our design and implementation software products and amortization of technology acquired. Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support, consulting services, and amortization of acquired technology. To date, the cost of service revenue for analysis and verification products has been insignificant. Cost of revenue increased in absolute dollars from $8.3 million or 18% of revenue in fiscal 2002 to $11.5 million or 15% of revenue in fiscal 2003. The increase is primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. The cost of sales relating to design services increased as a result of increased services revenue. In addition, we transferred the costs associated with all research and development employees who work in design services to cost of sales at the beginning of the second quarter of fiscal 2003 because such employees activities were revised and now only perform work on customer related activities. We expect cost of sales to decline as a percentage of revenue due to the emphasis on higher margin software products.

Operating Expenses

Research and development

During the second quarter of fiscal 2003, we transferred the costs associated with all research and development employees who work in design services to cost of sales because such employees will only perform work on customer related activities. Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants as we continue to invest in our technology. Research and development expense increased in absolute dollars from $18.2 million or 39% of revenue in fiscal 2002 to $18.7 million or 25% of revenue in fiscal 2003. The fiscal 2003 increase of $0.5 million was attributed to an increase in travel expense of $0.3 million, payroll related expenses of $3.5 million due to an increase in headcount, and outside services of consultants of $0.5 million. These increases were offset by $3.8 million of costs transferred to cost of sales. These costs were associated with a number of research and development personnel who previously performed a combination of research and development and services activities for our services organization. Their activities were changed limiting them to providing services only. Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, we have not capitalized any costs for our software development as technological feasibility is established concurrently with the general release of the product. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce research and development expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshows and other marketing activities. Sales and marketing expense increased from $22.9 million or 49% of revenue in fiscal 2002 to $25.7 million or 34% of revenue in fiscal 2003. The increase was primarily due to increases in payroll related expenses of $2.9 million resulting from headcount increases to support the sales plan, advertising expense of $0.3 million, third party sales representative commissions of $1.0 million resulting from growth outside the United States, principally in Asia, travel expense of $0.6 million and office related expense of $0.5 million. In addition, an increase of $0.9 million related to the change in business focus of the field application engineers toward sales support, from customer design services charged to cost of sales in the prior year. These increases were partially offset by a reduction of $3.3 million in commission expense resulting from a change in the compensation plan, $0.1 million in industry tradeshow related expenses. For fiscal year 2004, the Company is changing its sales compensation plan such the commissions earned on fiscal year 2004 orders will be equivalent to payments made. Payments will be spread on a ratable basis over two to six quarters depending on the dollar amount of an individual order. We expect sales and marketing expense to increase in absolute dollars in connection with the anticipated expansion of our customer base and the number and amount of our license agreements. . Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce sales and marketing expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased 78% from $6.0 million or 13% of revenue in fiscal 2002 to $10.7 million or 14% of revenue in fiscal 2003. Of the net increase of $4.7 million, $1.9 million was related to the settlement with Prolific, Inc. Other increases include outside services of $1.2 million primarily from legal and accounting services, insurance expense of $0.4 million, bad debt expense of $0.6 million, travel expenses of $0.1, office related expenses of $0.2 million and payroll related expenses of $0.3 million. Although we expect general and administrative expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce general and administrative expenses as a percentage of total revenue over time.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants and other non-employees. The options granted to officers and employees generally vest over four years, with 25% vesting after one year and the balance vesting ratably over the remaining 36 months. Stock-based compensation declined 29%, to $4.8 million or 7% of revenue in fiscal 2003 from $6.8 million or 15% of revenue in fiscal 2002. For the year ended March 31, 2003, stock-based compensation included $4.3 million related to employees, of which $1.2 million was associated with our asset purchase of VeraTest, which occurred in fiscal 2003 and $0.5 million expense related to consultant options.

Other Income (Expense), Net

Other income (expense), net was $1.3 million in fiscal 2003 and $(13.8) million in fiscal 2002. Interest income increased from $1.0 million in fiscal 2002 to $1.8 million in fiscal 2003 due to a change in the investment policy to include long-term investments beginning in the fourth quarter and more funds being available for investment on average for the year ended March 31, 2003. Interest and other expense decreased from $14.8 million in fiscal 2002 to $0.6 million in fiscal 2003. This decrease was primarily attributable to a non-cash charge of $14.6 million related to the $25 million subordinated convertible promissory notes issued in July and August 2001. Such charges will not be incurred in future periods since the promissory notes were automatically converted into common stock on the completion of our initial public offering in November 2001. For the year ended March 31, 2003, we had an other-than-temporary decline in fair value of $0.6 million related to two of our strategic investments.

Income Taxes

Prior to fiscal year 2003, we have incurred net losses since inception for federal and state tax purposes and have not recognized any tax benefit. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the net deferred tax assets will be realized. The increase of income taxes of $0.9 million between the years ended March 31, 2003 and 2002 is primarily due to foreign tax expenses and U.S. federal alternative minimum tax.

As of March 31, 2003, we had approximately $85.0 million of federal and $26.0 million of state net operating loss carry-forwards to offset future taxable income. The federal net operating loss carry-forwards expire on various dates from 2019 through 2021. The state net operating loss carry-forwards expire on various dates from 2006 through 2013. Utilization of net operating losses and credits is subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

Cost of Revenue

Cost of revenue increased from $5.8 million or 49% of revenue in fiscal 2001 to $8.3 million or 18% of revenue in fiscal 2002. This increase in absolute dollars was primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services.

Operating Expenses

Research and development

Research and development expense decreased from $20.6 million or 174% of revenue in fiscal 2001 to $18.2 million or 39% of revenue in fiscal 2002. This decrease was primarily due to reductions of $0.9 million in outside service expense, $1.0 million in payroll related expenses, and $0.3 million in travel expenses.

Sales and marketing

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

General and administrative

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

Amortization of stock based compensation

Amortization of stock-based compensation was $6.8 million or 15% of revenue in fiscal 2002 and $3.7 million or 32% of revenue in fiscal 2001. As of March 31, 2002, we had recorded cumulative deferred stock-based compensation of approximately $21.0 million from the grant of stock options to officers, employees and consultants. As of March 31, 2002, deferred stock-based compensation was $7.2 million.

Other Income (Expense), Net

Other income (expense), net was $(13.8) million in fiscal 2002 and $1.2 million in fiscal 2001. Interest income decreased from $1.4 million to $1.0 million in fiscal 2002 due to significantly lower market interest rates from high-grade investments and less funds being available for investment on average for the year ended March 31, 2002. Other income (expense) increased from $232,000 in fiscal 2001 to $14.8 million in fiscal 2002. This increase was primarily attributable to a non-cash charge of $14.6 million related to the $25 million subordinated convertible promissory notes issued in July and August 2001.

Income Taxes

The increase of income taxes of $150,000 between the years ended March 31, 2002 and 2001 is primarily due to increases in foreign income taxes.

Liquidity and Capital Resources

As of March 31, 2003, working capital was $69.0 million compared to $84.0 million as of March 31, 2002. Cash and cash equivalents and short-term investments as of March 31, 2003 were $67.8 million compared to $91.9 million as of March 31, 2002.

Net cash provided by operating activities was $3.0 million for the year ended March 31, 2003, compared to $12.5 million used for the year ended March 31, 2002. For the year ended March 31, 2003 net cash provided by operating activities was primarily due to net income of $3.1 million and non-cash items of $4.9 million of depreciation and amortization, $4.8 million of amortization of stock-based compensation, $0.6 million of provision for doubtful accounts, and $0.6 million related to loss on write-down of investments. These increases were offset by changes in accounts receivable, prepaids and other current assets, accounts payable, deferred revenue, accrued expenses, other assets, other long-term liabilities and accounts payable. For the year ended March 31, 2002 significant non-cash related adjustments included $11.8 million interest expense related to the beneficial conversion feature of our subordinated convertible promissory notes sold in July and August 2001, $2.2 million amortization of debt discount and issuance costs and $0.6 million accrued interest, which were subsequently converted into shares of our common stock, as well as, related to such promissory notes. In addition, other non-cash related adjustments include amortization of stock-based compensation of $6.8 million and depreciation and amortization of $4.4 million.

Net cash used in investing activities was $21.7 million for the year ended March 31, 2003, compared to $17.1 million for the year ended March 31, 2002. Of the cash used in investing activities in fiscal 2003, $28.9 million was used for purchase of long-term investments, $3.2 million was used for purchase of property and equipment and $3.1 million was used for purchase of short-term investments, which was offset by the net sale of short-term investments of $13.5 million. For fiscal 2002, $13.9 million was for the purchase of short-term and other investments and $3.3 million for purchases of property and equipment.

Cash provided by financing activities was $5.0 million for the year ended March 31, 2003, compared to $93.4 million for the year ended March 31, 2002. Cash provided for the year ended March 31, 2003, was primarily due to proceeds from issuance of common stock of $4.9 million. For the year ended March 31, 2002, cash provided was primarily related to the $67.4 million of net proceeds from our initial public offering combined with $24.8 million proceeds from the issuance of subordinated notes and warrants.

As of March 31, 2003, our principal source of liquidity consisted of $95.7 million in cash and cash equivalents, short-term and long-term investments. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

As of March 31, 2003, our principal commitment consisted of operating leases, the future amount of which was $2.4 million through fiscal 2006 for office facilities. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

			Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$2.4	$1.9	$0.5	$—	$—

On May 22, 2003, we issued $150.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to us of approximately $145.3 million. The Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of approximately 6.56 million shares. The Notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Magma may not redeem the Notes prior to their maturity date. Magma paid approximately $4.5 million for debt discount and approximately $200,000 for debt issuance costs.

Newly Adopted and Recently Issued Accounting Pronouncements

On April 1, 2002 we adopted Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, SFAS 144 retains the requirement of APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value as opposed to being recognized at the date of an entities commitment to an exit plan under EITF No. 94-3. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard beginning January 1, 2003 and the adoption of SFAS 146 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. See Note 7 for disclosures required by FIN 45. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003 and immediately to interests in variable interest entities created after January 31, 2003. The Company does not expect the adoption of SFAS issued Interpretation No. 46; effective beginning on July 1, 2003, to have a material effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company is currently evaluating whether the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements.

FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. Our business model is still emerging, and the revenue and income potential of our business and market is unproven. We have a limited history of generating revenue from our software products. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and had an accumulated deficit of approximately $118.5 million as of March 31, 2003; if we do not increase profitability, our public stock-trading price would be likely to decline.

We had an accumulated deficit of approximately $118.5 million as of March 31, 2003. Although we achieved profitability in fiscal 2003, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results are difficult to predict, and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	timing of customer license payments;

•	time-based license agreements with graduated payment schedules that reflect phased deployment of our software and lower relative payments in the first years;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	the relative mix of our license and services revenues;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

Customer payment defaults may cause us to be unable to recognize revenue from backlog and may have a material adverse effect on our financial condition and results of operations.

As of March 31, 2003, we had approximately $180.5 million in backlog, which we define as non-cancelable contractual commitments by our customers, through purchase orders or contracts that have no contingencies other than our performance. We expect that we will ultimately be able to recognize this backlog as revenue. However, if a customer defaults and fails to pay amounts owed, we may not be able to recognize expected revenue from backlog. In the current economic environment it is possible that customers from whom we expect to derive revenue from backlog will default or that the level of defaults will increase. Any material payment default by our customers could reduce the amount of backlog we recognize as revenue and could have a material adverse effect on our financial condition and results of operations.

Our lengthy and unpredictable sales cycle, and the large size of some orders, makes it difficult for us to forecast revenue and increases the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking it against our competition. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. In fiscal 2003, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue. In fiscal 2002, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 32% of our revenue.

We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers orders, or fails to renew licenses, our business and operating results would be harmed.

Most of our customers license our software under a time-based licensing agreement, with terms that typically vary from 15 months to 48 months. Most of our licensing agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our licensing agreements allow customers to terminate an agreement prior to its expiration under limited circumstances—for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

Some contracts with extended payment terms provide for payments which are weighted toward the later part of the contract term. Accordingly, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably for bundled agreements, and as amounts become due and payable for unbundled agreements, at each period end. Revenue recognized under these arrangements will be higher in the later part of the contract term, which puts our revenue recognition in the future at greater risk of the customer’s continuing credit-worthiness. In addition, some of our customers have extended payment terms, which creates additional credit risk.

We compete against companies that hold a large share of the electronic design automation market. If we cannot compete successfully, we will not gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, formal verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Examples of acquisitions by our competitors include Synopsys’ acquisition of Avant! and Cadence’s acquisition of Get2Chip. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from gaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may cause potential customers to defer purchases of our products. If we fail to compete successfully, we will not gain market share and our business will fail.

We may not be able to hire the number of qualified engineering personnel required for our business, particularly field application engineering personnel, which would harm our ability to grow.

We continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers or we cannot hire additional engineers, we will be unable to increase our sales or implement or maintain our growth strategy.

Because many of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to gain market share, which could harm our operations.

Many of our competitors, including Cadence and Synopsys, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. These existing relationships can make it difficult for us to obtain additional customers due to the substantial investment that these potential customers have already made in their current design flows. If we are unable to gain market share due to these relationships with our potential customers, our operating results could be harmed.

Our operating results will be significantly harmed if chip designers do not adopt Blast Fusion and Blast Fusion APX.

Blast Fusion and Blast Fusion APX have accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion and Blast Fusion APX and related products will account for most of our revenue for the foreseeable future. If integrated circuit designers do not adopt Blast Fusion and Blast Fusion APX, our operating results will be significantly harmed. We must continue market penetration of Blast Fusion and Blast Fusion APX to achieve our growth strategy and financial success.

If the industries into which we sell our products experience recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would be likely to decline.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or continued consolidation among our customers would harm our business and financial condition. We have experienced slower growth in revenue than we anticipated as a result of the prolonged downturn and decreased spending by our customers in the semiconductor and systems industries.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would be likely to result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, is currently experiencing a slowdown, which has negatively impacted and may continue to impact our business and operating results. Terrorist attacks in the United States, the aftermath of war with Iraq and other worldwide events including in the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

In addition, the markets for semiconductor products are cyclical. In recent years, some Asian countries have experienced significant economic difficulties, including devaluation and instability, business failures and a depressed business environment. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, negatively impacted us. We have experienced delayed orders and slower deployment of our products under new orders as a result of reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices.

Difficulties in developing and achieving market acceptance of new products and delays in planned release dates of our software products and upgrades may harm our business.

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we cannot successfully develop and market new products, or if we fail to do so in a timely manner, our reputation and our business would suffer.

Our costs of customer engagement and support are high, so our gross margin may decrease if we incur higher-than-expected costs associated with providing support services in the future or if we reduce our prices.

Because of the complexity of our products, we typically incur high field application engineering support costs to engage new customers and assist them in their evaluations of our products. If we fail to manage our customer engagement and support costs, our operating results could suffer. In addition, our gross margin may decrease if we are unable to manage support costs associated with the mix of license and services revenue we generate or if we reduce prices in response to competitive pressure.

Product defects could cause us to lose customers and revenue, or to incur unexpected expenses.

Our products depend on complex software, both internally developed and licensed from third parties. Our customers may use our products with other companies’ products, which also contain complex software. If our software does not meet our customers’ performance requirements, our customer relationships may suffer. Also, a limited number of our contracts include specified ongoing performance criteria. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	delayed or lost revenue; and

•	product liability claims.

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty, which provides the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business. We currently do not carry product liability insurance.

Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 39% of our total revenue from sales outside North America for fiscal 2003, compared to 22% in fiscal 2002. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in Europe, the Middle East, and the Asia-Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	the aftermath of war in Iraq;

•	the effect of Severe Acute Respiratory Syndrome, or SARS, on business in the Asia-Pacific region; and

•	the effects of terrorist attacks in the United States and any related conflicts or similar events worldwide.

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause adverse unexpected revenue fluctuations.

Future changes in accounting standards for interpretations thereof, specifically those changes affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall. Future implementation of internal controls reporting and attestation requirements will impose additional financial and administrative obligations on us that could adversely affect our results.

Changes in effective tax rates could affect our results of operations.

Our future effective tax rates could be adversely affected by the following:

•	earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. tax rate;

•	an increase in expenses not deductible for tax purposes, including write-offs of acquired in-process technology;

•	changes in the valuation of our deferred tax assets and liabilities; or

•	changes in tax laws or interpretations of such tax laws.

Our success will depend on our ability to keep pace with the rapidly evolving technology standards of the semiconductor industry. If we are unable to keep pace with rapidly changing technology standards, our products could be rendered obsolete, which would cause our operating results to decline.

The semiconductor industry has made significant technological advances. In particular, recent advances in deep sub-micron technology have required electronic design automation companies to continuously develop or acquire new products and enhance existing products. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop and introduce new products and services on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards;

•	address the increasingly sophisticated needs of our customers; and

•	acquire other companies that have complementary or innovative products.

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

Our success will also depend on our ability to attract and retain senior management, sales, marketing and other key personnel. Because of the intense competition for such personnel, it is possible that we will fail to retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. This could harm the market’s perception of our business and our ability to achieve our business goals.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, and we may be unable to recruit and retain these personnel.

We depend on our senior executives, and our research and development, sales and marketing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of our new executives or any new personnel could disrupt our ongoing operations.

If we fail to maintain competitive stock option packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

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

In addition, if we are required to account for stock options as an operating expense, our net income would be reduced or net losses increased. Accordingly, our financial results would be adversely affected, particularly relative to companies that grant fewer stock options. If we reduce our level of stock option grants, our ability to recruit and retain employees may be adversely affected.

If our sales force compensation arrangements are designed poorly, we may lose sales personnel and resources.

Designing an effective incentive compensation structure for our sales force is critical to our success. We have experimented, and continue to experiment, with different systems of sales force compensation. If our incentives are not well designed, we may experience reduced revenue generation, and we may also lose the services of our more productive sales personnel, either of which would reduce our revenues or potential revenues.

Fluctuations in our growth place a strain on our management systems and resources, and if we fail to manage the pace of our growth our business could be harmed.

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in the third quarter of fiscal year 2003, we laid off 32 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. If we are unable to manage our growth the execution of our business plan could be delayed.

We may have difficulty assimilating technology, personnel and operations from acquisitions, and these difficulties may disrupt our business and divert management’s attention.

We have made acquisitions and we may continue to pursue acquisitions that we believe may complement our business. If we do acquire additional companies, the integration of the separate operations of our company and an acquisition partner may result in problems related to integration of technology and management teams, either of which could divert management’s attention from day-to-day operations. We may not realize all of the anticipated benefits of acquisitions, and we may not be able to retain key management, technical and sales personnel after an acquisition. Our products incorporate software licensed from third parties, and if we lose or are unable to maintain any of these software licenses, our product shipments could be delayed or reduced.

We use software, such as front-end language processing, license keying software and schematic viewing software that we license from third parties. We have also licensed the rights to some technologies from various universities, including the Technical University of Eindhoven, Delft University and the University of California, Berkeley. These third-party software licenses may not continue to be available on commercially reasonable terms, or at all. If we cannot maintain existing third-party technology licenses or enter into licenses for other existing or future technologies needed for our products, we could be required to cease or delay product shipments while we seek to develop alternative technologies.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support our or our customers’ efforts to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into a customer’s design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors offering a broader set of products, or if we are unable to convince other semiconductor companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. We currently have a few issued patents in the United States, particularly few in relation to our competitors.

These legal protections afford only limited protection for our technology. In addition, rights that may be granted under any patent application that may issue in the future may not provide competitive advantages to us. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable. It is possible that:

•	our pending U.S. and non-U.S. patent applications may not be issued;

•	competitors may design around our present or future issued patents or may develop competing non-infringing technologies;

•	present and future issued patents may not be sufficiently broad to protect our proprietary rights; and

•	present and future issued patents could be successfully challenged for validity and enforceability.

We believe the patent portfolios of our competitors are far larger than ours, and this may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

We rely on trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, it could harm our ability to compete and generate income.

To establish and protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions in U.S. and foreign jurisdictions may not prevent misappropriation of our technologies or deter others from developing similar technologies;

•	competitors may independently develop similar technologies and software code;

•	for some of our trademarks, Federal U.S. trademark protection may be unavailable to us;

•	our trademarks may not be protected or protectable in some foreign jurisdictions;

•	the validity and scope of our U.S. and foreign trademarks could be successfully challenged; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

The laws of some countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for it, which would harm our competitive position and market share.

We may face intellectual property infringement or other claims against us or our customers that could be costly to defend and result in our loss of significant rights.

Many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims. Other parties may assert intellectual property infringement claims against us or our customers, and our products may infringe the intellectual property rights of third parties. We have also acquired or may hereafter acquire software as a result of our past or future acquisitions, and we may be subject to claims that such software infringes the intellectual property rights of third parties. If we become involved in litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all.

Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Our products may infringe third-party patents that may relate to our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe the patent portfolios of our competitors are far larger than ours, and this may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

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

Our directors, executive officers and stockholders who currently own over 5% of our common stock beneficially own a substantial portion of our outstanding common stock. These stockholders, if they vote together, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

We may need additional capital in the future, but there is no assurance that funds would be available on acceptable terms.

In the future we may need to raise additional capital in order to achieve growth or other business objectives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures would be limited.

Our certificate of incorporation, bylaws and Delaware corporate law contain anti-takeover provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders. We could also adopt a stockholder rights plan, which could also delay or prevent a change in control.

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change of control would be beneficial to the stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize the Board of Directors without prior stockholder approval to to create and issue preferred stock that can issued by increasing the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establish a classified Board of Directors requiring that not all members of the board be elected at one time;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders; and

•	require advance notice for nominations for election to the Board of Directors and proposals that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company. That section generally prohibits a Delaware corporation from engaging in a business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder. Also, our stock option plans include change-in-

control provisions that allow us to grant options or stock purchase rights that will become vested immediately upon a change in control of us.

The board of directors also has the power to adopt a stockholder rights plan, which could delay or prevent a change in control even if the change in control appeared to be beneficial to stockholders. These plans, sometimes called “poison pills,” are sometimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If the board were to adopt such a plan it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

We are subject to risks associated with changes in foreign currency exchange rates.

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of December 31, 2002, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The convertible notes we issued in May 2003 are debt obligations that must be repaid in cash in May 2008 if they are not converted into our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150 million principal amount of our zero coupon convertible notes due May 2008. We will be required to repay that principal amount in full in May 2008 unless the holders of those notes elect to convert them into our common stock before the repayment date. The conversion price of the notes is $22.86 per share. If the price of our common stock does not rise above that level, conversion of the notes is unlikely and we would be required to repay the principal amount of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

Hedging transactions and other transactions may affect the value of our common stock and our convertible notes.

We entered into hedging arrangements with Credit Suisse First Boston International at the time we issued our convertible notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. These hedging arrangements are likely to have caused Credit Suisse First Boston International and others to take positions in our common stock in secondary market transactions or to enter into derivative transactions at or after the sale of the notes. Any market participants entering into hedging arrangements are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock or other securities, which may increase the volatility and reduce the market price of our common stock.

Our convertible notes are subordinated and there are no financial covenants in the indenture.

Our convertible notes are general unsecured obligations of Magma and are subordinated in right of payment to all of our existing and future senior indebtedness, which we may incur in the future. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, we will not make any payments on the notes in the event of payment defaults or other specified defaults on our designated senior indebtedness.

Neither we nor our subsidiaries are restricted under the indenture for the notes from incurring additional debt, including senior indebtedness. If we or our subsidiaries incur additional debt or other liabilities, our ability to pay our obligations on the notes could be adversely affected. We expect that we and our subsidiaries from time to time will incur additional indebtedness and other liabilities.

We may be unable to meet the requirements under the indenture to purchase our convertible notes upon a change in control.

Upon a change in control, as to which is defined in the indenture to include some cash acquisitions and private company mergers, note holders may require us to purchase all or a portion of the notes they hold. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Future credit agreements or other agreements relating to our indebtedness might prohibit the redemption or repurchase of the notes and provide that a change in control constitutes an event of default. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would possibly limit or prohibit payments to note holders. Our obligation to offer to purchase the notes upon a change in control would not necessarily afford note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point decrease in interest rates would result in an approximate $475,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of March 31, 2003, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Magma Design Automation, Inc.:

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the Index to Consolidated Financial Statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

April 28, 2003 except as to note 12, which is

    as of June 10, 2003

MAGMA DESIGN AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$64,756	$78,478
Short-term investments	3,059	13,468
Accounts receivable, net	19,223	17,601
Prepaid expenses and other current assets	3,627	1,327

Total current assets	90,665	110,874
Property and equipment, net	5,808	7,252
Long-term investments	27,882	—
Other assets	3,123	1,583

Total assets	$127,478	$119,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,384	$1,777
Accrued expenses	7,711	9,441
Deferred revenue	12,539	15,617

Total current liabilities	21,634	26,835
Other long-term liabilities	72	130

Total liabilities	21,706	26,965

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 31,172,888 and 30,239,786 shares issued and outstanding at March 31, 2003 and March 31, 2002, respectively	3	3
Additional paid-in capital	228,400	223,450
Deferred stock-based compensation	(1,638)	(7,161)
Notes receivable from stockholders	(2,037)	(1,936)
Accumulated deficit	(118,538)	(121,612)
Treasury stock at cost, 37,142 and 0 shares at March 31, 2003 and 2002, respectively	(408)	—
Accumulated other comprehensive loss	(10)	—

Total stockholders’ equity	105,772	92,744

Total liabilities and stockholders’ equity	$127,478	$119,709

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended March 31,
	2003	2002	2001
Revenue:
Licenses	$63,631	$38,175	$11,270
Services	11,461	8,182	572

Total revenue	75,092	46,357	11,842
Cost of revenue	11,518	8,308	5,762

Gross profit	63,574	38,049	6,080

Operating expenses:
Research and development	18,687	18,238	20,600
Sales and marketing	25,656	22,928	21,566
General and administrative	10,680	6,033	7,221
Restructuring costs	727	—	—
Stock-based compensation*	4,830	6,794	3,744

Total operating expenses	60,580	53,993	53,131

Operating profit (loss)	2,994	(15,944)	(47,051)

Other income (expense):
Interest income	1,841	1,036	1,392
Other expense	(578)	(186)	(232)
Interest expense—subordinated convertible promissory notes	—	(14,604)	—

Other income (expense), net	1,263	(13,754)	1,160

Net income (loss) before income taxes	4,257	(29,698)	(45,891)
Income taxes	(1,183)	(288)	(138)

Net income (loss)	3,074	(29,986)	(46,029)
Less: preferred stock dividend	—	(5,814)	—

Net income (loss) attributed to common stockholders	$3,074	$(35,800)	$(46,029)

Net income (loss) per share—basic	$0.10	$(2.07)	$(5.95)

Net income (loss) per share—diluted	$0.10	$(2.07)	$(5.95)

Weighted average shares—basic	30,521	17,258	7,733

Weighted average shares—diluted	31,976	17,258	7,733

*Components of stock-based compensation are as follows:
Cost of revenue	$57	$56	$86
Research and development	2,096	1,326	1,098
Sales and marketing	1,458	2,319	1,203
General and administrative	1,219	3,093	1,357

	$4,830	$6,794	$3,744

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	STOCKHOLDERS’ EQUITY (DEFICIT)			Treasury Stock		Compre- hensive	Accumulated Other Compre- hensive	Total Stock- holders’ Equity
						Deferred Stock-Based	Notes Receivable from	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Deficit	Shares	Amount	Income	Loss	(Deficit)
BALANCES AT MARCH 31, 2000	11,378,446	$62,252	6,936,368	$4	$8,942	$(2,948)	$(257)	$(44,307)	—	$—	$—	$—	$(38,566)
Issuance of common stock upon exercise of stock options	—	—	169,753	—	309	—	(18)	—	—	—	—	—	291
Issuance of Series D preferred stock warrants in connection with debt financing	—	48	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase Moscape Series C preferred Stock	471	5	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase Series D preferred stock	1,143	17	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants to purchase Series F-2 preferred stock	706	8	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock	(3,685,708)	(2,136)	3,685,708	2	2,134	—	—	—	—	—	—	—	2,136
Conversion of Moscape Series A preferred stock	(412,672)	(693)	412,672	—	693	—	—	—	—	—	—	—	693
Issuance of Series D preferred stock for cash, net of $57 issuance Cost	1,878,303	28,685	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series E-4 preferred stock for cash	25,016	384	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(172,489)	—	(144)	—	95	—	—	—	—	—	(49)
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(12)	—	—	—	—	—	(12)
Repayment of note receivable from stockholders	—	—	—	—	—	—	54	—	—	—	—	—	54
Deferred stock-based compensation	—	—	—	—	8,660	(8,660)	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,744	—	—	—	—	—	—	3,744
Adjustment to conform year-end of pooled company	—	—	20,170	—	19	111	4	(1,290)	—	—	—	—	(1,156)
Net loss	—	—	—	—	—	—	—	(46,029)	—	—	—	—	(46,029)

BALANCES AT MARCH 31, 2001	9,185,705	88,570	11,052,182	6	20,613	(7,753)	(134)	(91,626)	—	—	—	—	(78,894)
Exercise of warrants to purchase Series F-2 preferred stock	1,846	5	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series E-3 preferred stock	(3,907)	(30)	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants with subordinated convertible promissory Notes	—	421	—	—	1,515	—	—	—	—	—	—	—	1,515
Exercise of warrants to purchase common stock	—	—	9,970	—	—	—	—	—	—	—	—	—	—
Initial public offering:
Issuance of common stock, net of $8,468 issuance costs	—	—	5,577,500	1	64,039	—	—	—	—	—	—	—	64,040
Conversion of preferred stock to common stock	(9,183,644)	(88,966)	9,770,889	1	88,965	—	—	—	—	—	—	—	88,966
Conversion of subordinated convertible promissory notes and related interest to common stock	—	—	2,940,656	—	25,613	—	—	—	—	—	—	—	25,613
Interest expense—beneficial conversion feature of promissory Notes	—	—	—	—	11,837	—	—	—	—	—	—	—	11,837
Change in par value of common stock	—	—	—	(5)	5	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	665,187	—	3,015	(985)	(1,715)	—	—	—	—	—	315
Issuance of common stock pursuant to 2001 Purchase Plan	—	—	278,144	—	3,074	—	—	—	—	—	—	—	3,074
Repurchase of common stock	—	—	(54,742)	—	(35)	—	14	—	—	—	—	—	(21)
Repayment of note receivable from stockholder	—	—	—	—	—	—	25	—	—	—	—	—	25
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(126)	—	—	—	—	—	(126)
Deferred stock-based compensation	—	—	—	—	4,809	(4,809)	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	6,386	—	—	—	—	—	—	6,386
Net loss	—	—	—	—	—	—	—	(29,986)	—	—	—	—	(29,986)

BALANCES AT MARCH 31, 2002	—	$—	30,239,786	$3	$223,450	$(7,161)	$(1,936)	$(121,612)	—	$—	$—	$—	$92,744

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	STOCKHOLDERS’ EQUITY (DEFICIT)			Treasury Stock		Compre- hensive	Accumulated Other Compre- hensive	Total Stock- holders’ Equity
						Deferred Stock-Based	Notes Receivable from	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Deficit	Shares	Amount	Income	Loss	(Deficit)
BALANCES AT MARCH 31, 2002	—	$—	30,239,786	$3	$223,450	$(7,161)	$(1,936)	$(121,612)	—	$—	$—	$—	$92,744
Exercise of warrants to purchase common stock	—	—	1,780	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under stock incentive plans	—	—	810,574	—	4,949	—	—	—	—	—	—	—	4,949
Issuance of common stock to consultants	—	—	27,500	—	336	—	—	—	—	—	—	—	336
Issuance of common stock in connection with asset purchase	—	—	171,646	—	1,225	—	—	—		—	—	—	1,225
Repurchase of common stock	—	—	(78,398)	—	(405)	—	813	—	(37,142)	(408)		—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	20	—	—	—	—	—	20
Offset of amounts owed to stockholder against note receivable from stockholder	—	—	—	—	—	—	16	—	—	—	—	—	16
Accrued interest on notes receivable from stockholders	—	—	—	—	—	(121)	(136)	—	—	—	—	—	(257)
Reversal of accrued interest on note receivable	—	—	—	—	—	374	(374)	—	—	—	—	—	—
Reversal of stock-based compensation related to note receivable	—	—	—	—	—	440	(440)	—	—	—	—	—	—
Reversal of stock-based compensation for terminated employees	—	—	—	—	(1,155)	1,155	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,675	—	—	—	—	—	—	3,675
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,074	—	—	3,074	—	3,074
Other comprehensive loss, net of tax:
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	19	—	19
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)

Other comprehensive loss											(10)	(10)

Comprehensive income											$3,064

BALANCES AT MARCH 31, 2003	—	$—	31,172,888	$3	$228,400	$(1,638)	$(2,037)	$(118,538)	(37,142)	$(408)		$(10)	$105,772

See accompanying notes to consolidated financial statements

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,074	$(29,986)	$(46,029)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	4,872	4,446	3,452
Provision for doubtful accounts	552	100	(25)
Amortization of debt discount and issuance costs	—	2,154	—
Interest expense—beneficial conversion feature of subordinated convertible promissory notes	—	11,837	—
Loss on write-down of investments	573	613	—
Accrued interest on notes receivable from stockholders	(257)	(126)	(12)
Loss on sale of property and equipment	—	—	42
Stock-based compensation	4,830	6,794	3,744
Changes in operating assets and liabilities:
Accounts receivable	(2,174)	(15,153)	(1,917)
Prepaid expenses and other current assets	(2,090)	(2,239)	(2,296)
Accounts payable	(393)	(1,028)	2,327
Accrued expenses	(1,308)	2,095	(434)
Deferred revenue	(3,078)	7,965	3,738
Other assets	(1,570)	—	—
Other long-term liabilities	(58)	1	(214)

Net cash provided by (used in) operating activities	2,973	(12,527)	(37,624)

Cash flows from investing activities:
Purchase of property and equipment	(3,210)	(3,278)	(6,454)
Purchase of long-term investments	(28,877)	—	—
Proceeds from maturities and sales of short-term investments	13,468	—	—
Purchase of short-term investments	(3,059)	(13,468)	—
Proceeds from sale of property and equipment	—	—	20
Other assets	24	(392)	(446)

Net cash used in investing activities	(21,654)	(17,138)	(6,880)

Cash flows from financing activities:
Proceeds from issuance of notes payable to bank	—	—	1,500
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	—	5	29,099
Proceeds from initial public offering, net	—	67,369	—
Proceeds from issuance of subordinated notes and warrants	—	24,781	—
Proceeds from issuance of common stock	4,949	3,389	291
Repurchase of subsidiary stock	—	(402)	—
Proceeds from repayment of note receivable from stockholders	20	25	54
Repurchase of common stock	—	(21)	(49)
Redemption of preferred stock	—	(30)	—
Repayment of notes payable to bank	—	(1,686)	(1,347)

Net cash provided by financing activities	4,969	93,430	29,548

Effects of exchange rate changes on cash and cash equivalents	(10)	—	—

Increase (decrease) in cash and cash equivalents	(13,722)	63,765	(14,956)
Adjustment to conform year end of pooled company	—	—	(740)
Cash and cash equivalents at beginning of period	78,478	14,713	30,409

Cash and cash equivalents at end of period	$64,756	$78,478	$14,713

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years Ended March 31,
	2003	2002	2001
Supplemental disclosure:
Non-cash investing and financing activities:
Issuance of common stock on exercise of stock options for notes receivable from Stockholders	$—	$5,400	$18

Issuance of redeemable convertible preferred stock warrants in connection with debt Financing	$—	$1,936	$48

Conversion of redeemable convertible preferred stock into common stock	$—	$88,966	$2,829

Conversion of subordinated convertible promissory notes and related interest into common stock	$—	$25,613	$—

Deferred stock-based compensation	$(1,155)	$4,809	$8,660

Acquisition of equipment under capital lease	$—	$—	$13

Forgiveness of notes receivable from stockholders	$581	$660	$—

Preferred stock dividend	$—	$5,814	$—

Reversal of accrued interest on note receivable,	$374	$—	$—

Reversal of stock-based compensation related to note receivable,	$440	$—	$—

Repurchase of common stock and treasury stock for reduction in note receivable from stockholder	$(813)	$—	$—

Offset of amounts owed to stockholder against note receivable from stockholders	$16	$—	$—

Issuance of common stock in connection to consultants	$336	$—	$—

Issuance of common stock in connection with asset purchase	$1,225	$—	$—

Cash paid for:
Interest	$4	$216	$232

Income taxes	$853	$288	$138

See accompanying notes to consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2003, 2002 and 2001

Note 1.    The Company and Summary of Significant Accounting Policies

The Company

Magma Design Automation, Inc. (the “Company” or “Magma”), a Delaware corporation, was incorporated on April 1, 1997. The Company provides design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. The Company’s Blast Fusion and Blast Chip products utilize a methodology for complex, deep submicron chip design that combines traditionally separate logical design and physical design processes into an integrated design flow. The Company has licensed its flagship product, Blast Fusion, to major semiconductor companies and electronic products manufacturers in Asia, Europe, and the United States.

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

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered.

Through June 30, 2001, the Company licensed its Blast Fusion and Blast Chip products under time-based licenses. Starting in the quarter ended September 30, 2001, the Company began offering perpetual licenses on these products.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

For Blast Fusion and Blast Chip software products, the Company’s standard license agreement includes PCS for a specified period of time. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term; therefore, vendor-specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 80% of the fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

Also, in addition to continuing to offer time-based licenses bundled with PCS, beginning in the quarter ended December 31, 2001, for Blast Fusion and Blast Chip software products, the Company began offering time-based and perpetual licenses with PCS bundled for the first year of the license term. Thereafter, PCS can be renewed annually for an additional fee stated in the agreement. The Company uses the respective PCS renewal rate as evidence of fair value of PCS; therefore, where the only undelivered element is PCS, license revenue from these contracts is recognized using the residual method. Under the residual method, the fair value of PCS is recognized over the PCS term and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collectibility is probable, and the Company has no remaining obligations other than the delivery of PCS. If an agreement involves extended payment terms, revenue recognized on the residual method is limited to amounts due and payable.

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

Commission expense

The Company recognizes sales commission expense as it is earned by employees. In fiscal year 2002, a portion of the commission was earned upon the customer signing the license agreement, and the remaining portion was earned as cash payments are received over the term of the license. In fiscal year 2003, commissions were earned when revenue was recognized. Commissions advanced to employees in excess of amounts earned which are considered recoverable are reflected as prepaid expenses in the accompanying consolidated financial statements. Net prepaid commission totaled $0.6 and $0 at March 31, 2003 and 2002, respectively.

Unbilled receivables

The Company considers unbilled receivables to be revenue that has been recognized in the financial statements in advance of being invoiced to the customer. As of March 31, 2003 and March 31, 2002, unbilled receivables were approximately $6.8 million and $2.1 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

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

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At March 31, 2003, cumulative foreign currency translation loss is included in accumulated other comprehensive loss in the consolidated balance sheet. At March 31, 2002, cumulative foreign currency translation gains and losses were not significant.

Cash equivalents, short-term and long-term investments

The Company invests its excess cash in money market accounts and debt securities and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase between three and twelve months are classified as short-term investments and investments that have a maturity date more than twelve months from the balance sheet date, are classified as long-term investments.

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are classified as available for sale, and are recorded on the balance sheet at fair market value with unrealized gains or losses excluded from net income or loss and reported as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on sales of investments have not been material.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Net Unrealized Gains	Estimated Fair Value
	(In Thousands)
March 31, 2003
Classified as current assets:
Cash	3,452	—	3,452
Money market funds	2,854	—	2,854
Short-term municipal obligations	58,450	—	58,450
Corporate bonds	3,058	1	3,059

	67,814	1	67,815
Classified as non-current assets:
Corporate bonds	27,864	18	27,882

Total	95,678	19	95,697

	Cost	Net Unrealized Gains	Estimated Fair Value
	(In Thousands)
March 31, 2002
Classified as current assets:
Cash	3,170	—	3,170
Money market funds	24,701	—	24,701
Government agencies	6,186	—	6,186
Commercial paper	57,889	—	57,889

Total	91,946	—	91,946

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. The Company’s cash equivalents, short and long-term generally consist of corporate bonds, municipal obligations and money market funds with high quality financial institutions. Accounts receivable are typically unsecured and are derived from product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

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

Impairment of long-lived assets

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets, such as property and equipment, for impairment whenever

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The investments are carried at cost and are included in other assets in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in other income (expense) in its consolidated statements of operations. For the year ended March 31, 2003, the Company wrote down two of its strategic investments by $573,000. At March 31, 2003 and 2002, the carrying value of the strategic investments was $927,000 and $500,000, respectively.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Magma’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, current market trends and for larger accounts, the ability to pay outstanding balances. Magma continually reviews its allowances for collectibility. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

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

Restricted cash

Included in other non-current assets on the condensed consolidated balance sheets at March 31, 2003 and March 31, 2002 is restricted cash of $517,000 and $564,000, respectively, to support letters of credit as security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The Company’s

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

stock plans are described in Note 4. No employee stock-based compensation cost is reflected in net income related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on an accelerated basis over the vesting period of the stock award.

SFAS 123 requires the disclosure of pro forma net loss as if the Company had adopted the fair value method for its stock-based compensation arrangements for employees since the Company’s inception.

Had compensation cost been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended March 31,
	2003	2002	2001
Net income (loss) attributed to common stockholders:
As reported	$3,074	$(35,800)	$(46,029)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,830	6,794	3,744
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(10,325)	(8,424)	(1,987)

Pro forma	$(2,421)	$(37,430)	$(44,272)

Net income (loss) per share, basic:
As reported	$0.10	$(2.07)	$(5.95)

Pro forma	$(0.08)	$(2.17)	$(5.73)

Net income (loss) per share, diluted:
As reported	$0.10	$(2.07)	$(5.95)

Pro forma	$(0.08)	$(2.17)	$(5.73)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during fiscal 2003, 2002, and 2001 was $6.605, $6.900 and $10.631, respectively. The fair value of options at the date of grant was estimated using the minimal value method for fiscal 2001 and through the date of the Company’s IPO in November 2001, and using the Black-Scholes option pricing model thereafter using the following assumptions:

	Years Ended March 31,
	2003	2002	2001
Stock options:
Risk-free interest	2.425%	3.50-5.08%	4.78-6.25%
Expected life	4-5 years	4-5 years	4-5 years
Expected dividend yield	0%	0%	0%
Volatility	78%	70%	0%

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

	Years Ended March 31,
	2003	2002	2001
Employee Stock Purchase Plans:
Risk-free interest	1.472%	1.88%	—
Expected life	.28 years	.24 years	—
Expected dividend yield	0%	0%	—
Volatility	77%	71%	—

Fair value of financial instruments

The carrying amounts of the Company’s cash equivalents, short-term and long-term investments, accounts receivable, prepaid commissions, strategic investments and accounts payable approximates the carrying amount, which is the amount for which the instruments could be exchanged in a current transaction between willing parties.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) attributed to common stockholders, unrealized gain or loss on investments and foreign currency translation adjustments.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation.

Newly adopted and recently issued accounting pronouncements

On April 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, SFAS 144 retains the requirement of APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of SFAS 144 did not have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities and personnel. The provisions of SFAS 146 will not supersede the accounting requirements for costs to restructure operations acquired in a business combination. Under SFAS 146, companies are required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value as opposed to being recognized at the date of an entities

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

commitment to an exit plan under EITF No. 94-3. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard beginning January 1, 2003 and the adoption of SFAS 146 did not have a material effect on its consolidated financial statements.

In December 2002, the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. See Note 7 for disclosures required by FIN 45. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003 and immediately to interests in variable interest entities created after January 31, 2003. The Company does not expect the adoption of SFAS issued Interpretation No. 46; effective beginning on July 1, 2003, to have a material effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company is currently evaluating whether the adoption of SFAS No. 150 will have a material effect on its consolidated financial statements.

Note 2.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net loss per share is computed by dividing net income (loss) attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock subject to repurchase, stock options and warrants using the treasury stock method and redeemable convertible preferred stock using the as-if-converted method. The diluted net income (loss) per share is the same as the basic net loss per share for the years ended March 31, 2002 and 2001 because potential common shares are not considered when their effect is antidilutive.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the year ended March 31, 2003 (in thousands):

Year Ended March 31, 2003
Weighted average common shares used to calculate basic net income per share	30,521
Options outstanding using the treasury method	1,094
Warrants outstanding using the treasury stock method	14
Common stock subject to repurchase using for treasury stock method	347

Weighted average common and potential common shares used to calculate diluted net income per share	31,976

For the year ended March 31, 2003, 469,226 shares of common stock issuable under stock options were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. The weighted-average exercise price of such shares was $17.77 per share for the year ended March 31, 2003.

The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended March 31, 2002 and 2001 because their effect would have been antidilutive:

	Years Ended March 31,
	2002	2001
Shares issuable under stock options	4,325,016	3,899,077
Shares of common stock issued pursuant to stock option plans and subject to repurchase	486,994	664,633
Shares of common stock purchased by founders and subject to repurchase	95,536	335,178
Shares of redeemable convertible preferred stock on an as-if-converted basis	—	9,185,705
Shares issuable pursuant to warrants to purchase redeemable convertible preferred stock	—	239,617
Shares issuable pursuant to warrants and other options to purchase common stock	145,953	—

The weighted-average exercise price of stock options outstanding as of March 31, 2002 and 2001, was $7.849 and $8.271, respectively. The weighted average repurchase price of common stock issued pursuant to stock option plans outstanding as of March 31, 2002 and 2001 was $7.985 and $0.432, respectively. The weighted average repurchase price of founders common stock outstanding as of March 31, 2002 and 2001 was $.00117 for all periods. The weighted average exercise price of redeemable convertible preferred stock warrants outstanding as of March 31, 2001 was $13.177. The weighted average exercise price of warrants and other options to purchase common stock outstanding as of March 31, 2002 was $6.554.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	March 31,
	2003	2002
Property and equipment:
Computer equipment	$16,575	$13,499
Software	1,501	1,523
Furniture and fixtures	1,202	1,085
Leasehold improvements	382	343

	19,660	16,450
Accumulated depreciation and amortization	(13,852)	(9,198)

	$5,808	$7,252

Accrued expenses:
Sales commissions	$260	$2,631
Bonuses	2,480	2,828
Other payroll and related accruals	2,462	2,441
Accrued professional fees	1,373	539
Other	1,136	1,002

	$7,711	$9,441

Note 4.    Stockholders’ Equity

Stock incentive plans

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, stock appreciation rights (“SARs”) or unit awards (“Stock Units”) based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. Such shares may be authorized but unissued shares or treasury shares. As of January 1 of each year, commencing January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6,000,000 shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of March 31, 2003, the Company has reserved 6,015,021 shares of the Company’s common stock for issuance pursuant to the 2001 Plan.

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”)

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

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

As a result of the 2001 Option Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the 1997 and 1998 stock incentive plans. At March 31, 2003, 233,933 unvested shares with a weighted average exercise price per share of $6.755 had been exercised and were subject to the Company’s repurchase rights. At March 31, 2002, 486,994 unvested shares with a weighted average exercise price per share of $7.985 had been exercised and were subject to the Company’s repurchase rights.

In October 2001, the Company’s President exercised options to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. Terms of the note provided that if the President were still employed by the Company on any anniversary of his date of hire after a liquidity event occurred or if he were terminated other than for cause before a liquidity event, up to $2,700,000 note principal and $373,000 related total interest to maturity would be forgiven. A liquidity event means a sale of the Company or an initial public offering of the Company’s common stock and the expiration of any lock-up period imposed by such a transaction that restricted the sale of the President’s Shares. The forgivable portion of the note and related interest was recorded as a reduction of notes receivable from stockholders and a charge to deferred compensation, which would be amortized to compensation expense over the five-year term of the note. As of March 31, 2003, approximately $1,131,000 of principal and related accrued interest had been forgiven. The outstanding principal and accrued interest at March 31, 2003 totaled $3,702,000, of which $1,756,000 was subject to forgiveness.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

The Moscape 1997 Stock Option Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years.

Activity under the 1997, 1998 and 2001 Plans, and the Moscape Plan is summarized as follows:

	Years Ended March 31,
	2003		2002		2001
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning Balance	4,325,016	$7.648	3,899,077	$8.271	1,477,974	$2.206
Granted	3,188,199	$9.876	1,731,465	$7.723	2,890,258	$10.631
Restricted Stock Award	101,352	$—	—	$—	—	$—
Exercised	(568,210)	$4.546	(665,187)	$8.593	(189,922)	$1.600
Forfeited	(756,451)	$9.866	(640,339)	$9.241	(279,233)	$5.125

Ending Balance	6,289,906	$8.862	4,325,016	$7.849	3,899,077	$8.271

The activity for fiscal 2001 also includes the activity of the Moscape Plan for the period from January 1, 2000 through the date of the merger.

At March 31, 2003 and 2002, 3,663,477 and 1,237,482 outstanding options were exercisable with a weighted average exercise price per share of $7.666 and $6.544, respectively.

The following table summarizes information about stock options outstanding at March 31, 2003:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.0583 – 3.73330	556,712	6.0	$1.2196
$ 5.8333	1,108,216	8.4	$5.8333
$ 6.4166 – 9.0700	610,712	9.7	$8.0046
$ 9.2000	1,182,911	9.6	$9.2000
$ 9.3333 – 10.2000	89,285	9.3	$10.0752
$10.5000	1,073,665	7.5	$10.5000
$10.6000 – 10.9800	871,150	9.0	$10.8457
$11.0367 – 16.7500	686,179	8.4	$12.7251
$17.1000 – 24.5000	92,241	9.0	$20.5392
$30.2800	18,835	8.8	$30.2800

	6,289,906

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

	Years Ended March 31,
	2003		2002		2001
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	3,188,199	$10.190	239,818	$19.375	91,661	$11.037

Options granted with exercise prices less than the fair value at date of grant	—	$—	1,491,647	$5.833	2,798,597	$10.617

Options to consultants and other non-employees

During fiscal 2003, 2002 and 2001, the Company granted options to purchase 43,120 shares, 109,209 shares and 22,840 shares, respectively, of common stock to consultants and other non-employees with weighted average exercise prices of approximately $11.250, $6.874 and $10.742, respectively. The fair value of such options is calculated at the end of each reporting period through the applicable vesting date based upon the Black-Scholes option pricing model, and the resulting expense is amortized based on the term of the consulting agreement or service period. Included in amortization of stock-based compensation in the accompanying consolidated statements of operations was amortization related to consultants and other non-employees of $533,000, $742,000, and $134,000, for the years ended March 31, 2003, 2002 and 2001, respectively.

Employee stock purchase plans

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”), was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their defined compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less.

As of March 31, 2003, a total of 1,907,194 shares of common stock have been reserved for issuance under the 2001 Purchase Plan and 548,008 shares of common stock have been issued. Starting with fiscal 2003, the number of shares reserved for issuance will be increased on the first day of each fiscal year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

Warrants

In September 2002, the Company entered into an agreement with a non-employee to cancel a warrant to purchase 100,000 shares of the Company’s common stock. As a result of the cancellation, the Company recorded a reduction of amortization of stock-based compensation expense of approximately $144,000.

In connection with the sale to an investor of Series C redeemable convertible preferred stock and a related strategic development agreement, the Company issued warrants to purchase 40,317 shares of Series C redeemable convertible preferred stock at $7.441 per share in April 1999. These warrants were converted to 40,317 shares of warrants to purchase common stock in connection with the IPO. The warrants to purchase common stock vest based on certain provisions of the development agreement, are exercisable after vesting, and expire in April 2004. Neither the investor nor the Company pursued initially or have current plans to pursue the development agreement, and accordingly the Company has not ascribed any fair value to these warrants. As of March 31, 2003, these warrants remained unvested and outstanding.

Note 5.    Restructuring charge

The Company incurred restructuring charges for the year ended March 31, 2003 in the amount of $727,000 related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of March 31, 2003, all 32 employees were terminated and the Company paid $642,000 in termination costs. As of March 31, 2003, $85,000 remained accrued relating to termination costs and is included in accrued expenses in the condensed consolidated financial statements. The Company anticipates that the remaining termination costs will be substantially paid in the second quarter of fiscal year 2004.

Restructuring costs summarized below (in thousands):

Involuntary Terminations
Balance at March 31, 2002	$—
Additions	727
Cash payments	(642)

Balance at March 31, 2003	$85

Note 6.    Asset Purchase of VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $0.2 million, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.57 million in cash, including the cancellation of indebtedness of $0.3 million of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The purchase price was allocated to capitalized software.

Under SFAS 86, amortization is based on the greater of the ratio of current gross revenues of the related product to current and anticipated future gross revenues or on a straight-line method over the remaining estimated economic life. As of March 31, 2003, the Company amortized $0.2 million of the value of the capitalized software on a prorated straight-line basis and the remaining unamortized balance of $1.37 million is included in other assets in the accompanying consolidated balance sheet as of March 31, 2003.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

In connection with the November acquisition, the Company entered into an earn out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn out arrangement, these individuals have the right to receive 272,998 shares of Company common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow and will be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares were issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002. As of March 31, 2003, the Company recognized stock-based compensation in the amount of $1.2 million relating to the achievement of the first milestone.

Note 7.    Commitments and Contingencies

The Company leases its facilities under several non-cancelable operating leases expiring at various times through September 2005.

Approximate future minimum lease payments under these operating leases at March 31, 2003 are as follows (in thousands):

Fiscal Year	March 31, 2003
2004	$1,862
2005	410
2006	96

$2,368

Rent expense for the years ended March 31, 2003, 2002, and 2001 was approximately $2,297,000, $2,229,000 (net of $48,000 sublease revenue), and $2,210,000 (net of $157,000 sublease revenue), respectively.

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

The settlement agreement provides that the Company make two installment payments in the aggregate amount of $1.85 million. The first payment of $0.925 million was made in February 2003 and the second payment of $0.925 million will be made in July 2003. The settlement is included as general and administrative expense in the accompanying consolidated financial statements. Approximately $0.925 is accrued as of March 31, 2003. Other than payment of the settlement amount, there are no continuing obligations by the parties to each other.

The Company may be subject to various other claims and legal actions arising in the ordinary course of business.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

The Company’s product license and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

Note 8.    Income Taxes

Income tax expense, all current, consisted of the following (in thousands):

	Years Ended March 31,
	2003	2002		2001
Federal tax expense	$169	$		$
State tax expense	237		$37	$
Foreign tax expense	777		$251		$138

Total income tax expense	$1,183		$288		$138

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Years Ended March 31,
	2003	2002	2001
Federal tax at statutory rate	$1,490	$(10,393)	$(16,062)
Current year net operating losses and temporary differences for which no tax benefit is recognized	—	$7,967	$14,984
Permanent differences, primarily related to stock-based compensation	1,851	$2,426	$1,078
Alternative minimum tax	169	—	—
State tax, net of federal benefit	154	—	—
Foreign tax rate differential	72	288	138
Utilization of net operating loss carryforward	(2,553)	—	—

Total income tax expense	$1,183	$288	$138

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2003	2002	2001
Deferred tax assets:
Capitalized costs	$3,656	$1,345	$1,931
Deferred revenue	—	139	175
Other	623	—	26
Property and equipment	189	—	—
Accrued compensation related expenses	1,611	792	1,814
Net operating loss and credit carryforwards	35,913	38,197	31,436

Gross deferred tax assets	41,992	40,472	35,382
Valuation allowance	(41,992)	(40,237)	(35,186)

Total deferred tax assets	—	235	196
Deferred tax liabilities—property and equipment	—	(235)	(196)

Net deferred tax assets (liabilities)	$—	$—	$—

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

At March 31, 2003, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $85.0 million and $26.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2019 through 2021. The California net operating loss carryforwards expire beginning in 2006 through 2013. The Company also has research credit carryforwards for federal and California tax purposes of approximately $3.2 million and $1.2 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforward expires through 2022, and the California research credit carries forward indefinitely.

The Company has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the years ended March 31, 2003, 2002 and 2001 was an increase of $1,755,000, $5,051,000 and $17,527,000, respectively.

Approximately $491,000 of the valuation allowance at March 31, 2003 is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

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

Note 9.    Related Party Transactions

In fiscal 2003, Magma invested approximately $1.4 million in two private companies. Both of these companies purchased software licenses from the Company during fiscal year 2003 and 2002. For the fiscal years ended March 31, 2003 and 2002, the Company recognized $403,000 and $1,471,000 in revenue from these software licenses, respectively.

In September 2001, the Company entered into an agreement for software licenses with Raza Foundries, whose majority shareholder is a member of the Company’s Board of Directors. Raza Foundries has an outstanding accounts receivable balance of approximately $282,000, which has been fully been reserved. The Company believes collection is remote.

In September 1999, Moscape entered into a sales and development agreement with a customer. In connection with Moscape’s Series C redeemable convertible preferred stock financing in November 1999, the customer purchased 94,373 shares of Moscape Series C redeemable convertible preferred stock for total cash consideration of $1.0 million. In fiscal 2002 and 2001, revenues of approximately $80,000 and $623,000, respectively, were recognized from this customer, of which $401,000 in fiscal 2001 related to the sales and development agreement. There was no revenue recognized in fiscal 2003.

In October 1999, the Company entered into a Product Distribution Agreement (“PDA”), which granted a distributor the right to sell the Company’s products in Japan for a three-year period. In connection with the PDA, the Company sold approximately 10% of its stock of Magma Design Automation, KK (“Magma KK”), its Japanese subsidiary, to the distributor. The distributor’s interest in Magma KK was subject to both a call option whereby the Company can repurchase the stock and a put option whereby the distributor can require the Company to repurchase the stock upon the termination of the PDA at the original purchase price plus interest compounded at 5% per annum. The original purchase price was 50 million Japanese Yen. Because of the put and call options, the Company accounted for the sale of stock as a long-term liability in the accompanying

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

consolidated financial statements. No portion of Magma KK’s net loss has been allocated to the distributor. In June 2001, the Company repurchased all of the shares of stock of Magma KK held by the distributor for $435,000, including $33,000 of accrued interest.

In June 2001, the Company and the distributor agreed to terminate the PDA, pursuant to which the Company agreed to make a termination payment of $550,000 for unpaid commissions on the sales of software license agreements. As of March 31, 2002, the $550,000 termination payment has been paid in full. As a result of the termination, the Company recorded a reduction in commission expense of $725,000 for the year ended March 31, 2002 for the excess of accrued commissions over the termination payment.

Note 10.    Employee Benefit Plan

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

Note 11.    Segment Information

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

Revenue from the United States, Europe, and Asia-Pacific region, which includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	March 31,
	2003	2002	2001
United States	$45,581	$35,996	$6,903
Europe	16,198	3,953	2,420
Asia Pacific	13,313	6,408	2,519

	$75,092	$46,357	$11,842

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	March 31,
	2003	2002	2001
Customer A	3%	4%	12%
Customer B	7	7	14
Customer C	12	6	4
Customer D	9	6	14
Customer E	4	18	10
Customer F	18	14	13

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

Note 12.    Subsequent Events

On May 14, 2003, the Company repurchased 209,753 shares of its common stock from the Company’s President and Chief Operating Officer, for an aggregate purchase price of $3,565,805, or $17.00 per share, which was the closing sale price of the common stock on the date of the repurchase, and the President repaid his indebtedness to the Company in the same amount. On that date, the Company also granted the President an option to purchase 297,393 shares of its common stock at an exercise price of $7.00 per share, vesting monthly through March 5, 2005. In connection with the grant of the option, the Company expects to recognize approximately $3.0 million of deferred stock-based compensation over the 22-month vesting period of the option.

On May 22, 2003, the Company issued $150.0 million aggregate principal amount of its Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to the Company of approximately $145.3 million. The Notes do not bear coupon interest and are convertible into the Company’s common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in fees to the initial purchasers of the Notes, which will be accounted for as debt discount and approximately $200,000 for debt issuance costs. The shares issuable upon conversion of outstanding Notes will be included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes in the Company’s diluted earnings per share calculation.

In connection with the issuance and sale of the Notes, the Company repurchased approximately 1.1 million shares of its common stock from one of the initial purchasers of the notes at a price of $18.00 per share for a cash payment of approximately $20.0 million. Such shares have been retired as of May 30, 2003.

In connection with the Notes transaction, the Company also entered into an arrangement with Credit Suisse First Boston International (“CSFB International) that was intended to limit potential dilution resulting from the issuance of shares of common stock upon conversion of the Notes. Under this arrangement, which was consummated contemporaneously with the issuance of the Notes, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of the Company’s common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,675 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). The Company’s net cost incurred in connection with this arrangement was $20.3 million, which will be classified in stockholders’ equity.

On June 10, 2003, we entered into an agreement to acquire Aplus Technologies Inc. for a combination of cash and shares of common stock, including up to approximately $4.5 million in cash and up to 1,079,420 shares of our common stock, for an aggregate value of approximately $22.3 million. Approximately 28% of the aggregate purchase consideration will be payable at closing of the acquisition, which is expected to occur in the quarter ending September 30, 2003. The remaining 72% of the purchase consideration is payable pursuant to an earnout arrangement, under which 7% will be payable based upon Aplus Technologies bookings in fiscal 2004, 35% will be payable upon completion of certain technology milestones, and 30% will be payable based on operating income targets no later than March 31, 2005. Upon completion of the milestones, the Company will recognize additional purchase price equal to the fair value of the cash paid and stock issued to Aplus shareholders on the date the milestones are achieved.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended March 31, 2003, 2002 and 2001

Note 13.    Unaudited Quarterly Financial Data

Summarized quarterly financial data for fiscal 2003 and 2002 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
FY 2003
Revenues	$18,123	$17,771	$18,669	$20,529
Gross profit	$15,330	$14,392	$15,925	$17,927
Net income (loss) attributed to common stockholders(1)	$58	$699	$(332)	$2,649
Basic and diluted income (loss) per common share(1)	$0.00	$0.02	$(0.01)	$0.08

	Quarter
	First	Second	Third	Fourth
FY 2003
Revenues	$6,606	$9,631	$13,887	$16,233
Gross profit	$4,827	$7,753	$11,860	$13,609
Net loss attributed to common stockholders	$(7,797)	$(10,788)	$(16,029)	$(1,186)
Basic and diluted loss per common share(1)	$(0.76)	$(1.03)	$(0.84)	$(0.04)

(1)	Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2003 and 2002 does not equal the total computed for the year due to timing of significant changes in shares outstanding and rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in August 2003. That information is incorporated into this report by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 14.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) together with our senior management team within 90 days of the filing date of this report, have concluded that there was a significant deficiency in the design and operation of our internal controls that adversely affected our ability to record, process, summarize and report financial data. However, the deficiency was not considered to be a material weakness under the standards established by the American Institute of Certified Public Accountants. The deficiency related to our inability to complete our quarterly and year-end financial close process without adjustments proposed by our independent auditor. Such adjustments related to matters such as revenue recognition, accounts payable, accrued liabilities, prepaid commissions and strategic investments. The deficiency did not affect our reported financial results.

(b)  Changes in Internal Controls.  As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms. Specifically, in order to reduce the incidence of auditor-initiated adjustments, we have taken steps to hire additional accounting personnel and have enhanced the effectiveness of existing finance personnel (particularly relating to the financial close process).

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements. Reference is made to the Index to Registrant’s the Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial statements of Magma Design Automation, Inc.:

Schedule II of Valuation and Qualifying Accounts for the years ended March 31, 2003, 2002 and 2001.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Reports on Form 8-K.

On May 1, 2003, Registrant filed a current report on Form 8-K to provide under Item 9 and Item 12 the Registrant’s press release and conference call transcript in connection with its results of operation and fiscal condition for Registrant’s fiscal year ended March 31, 2003.

On May 21, 2003, Registrant filed a current report on Form 8-K to provide information under Item 5 relating to the Registrant’s repurchase of stock and its $150 million Zero Coupon Convertible Subordinated Note offering. In addition, Registrant filed as exhibits to this current report, updated risk factors, dated as of May 16, 2003 and unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2003 and 2002, including the notes thereto.

On May 23, 2003, Registrant filed a current report on Form 8-K to provide information on its entering into an arrangement with Credit Suisse First Boston International that is intended to limit potential dilution resulting from the issuance of shares of Registrant’s common stock upon conversion of the Registrant’s Zero Coupon Subordinated Notes due May 15, 2008.

(c)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
2.2	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

Exhibit Number	Exhibit Description
3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee.

4.4	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC.

4.5	Form of Note for the Registrant’s Zero Coupon Convertible Subordinated Notes due May 15, 2008 (included in Exhibit 4.3).

10.1#	Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.3#	Registrant’s 2001 Employee Stock Purchase Plan (incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7	Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.8#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.10	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Option Incentive Plan. (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.11	Form of Amendment to Stock Option Agreement (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

Exhibit Number	Exhibit Description
10.13#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.14#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15	Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

10.16#	Stock Option Agreement between the Registrant and Roy E. Jewell date of May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2003).

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(d)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 20, 2003	MAGMA DESIGN AUTOMATION, INC.

	By	/s/ GREGORY C. WALKER

Gregory C. Walker Senior Vice President-Finance and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS each person whose signature appears below constitutes and appoints Rajeev Madhavan, Roy E. Jewell and Gregory C. Walker his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	June 20, 2003

/s/ GREGORY C. WALKER Gregory C. Walker	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 20, 2003

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 20, 2003

/s/ RAJESH PAREKH Rajesh Parekh	Director	June 20, 2003

/s/ MARK W. PERRY Mark W. Perry	Director	June 20, 2003

/s/ ATIQ RAZA Atiq Raza	Director	June 20, 2003

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 20, 2003

CERTIFICATIONS

I, Rajeev Madhavan certify that:

1.	I have reviewed this annual report on Form 10-K of Magma Design Automation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June 20, 2003

/s/ RAJEEV MADHAVAN
Rajeev Madhavan
Chief Executive Officer

CERTIFICATIONS

I, Gregory C. Walker certify that:

1.	I have reviewed this annual report on Form 10-K of Magma Design Automation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  June 20, 2003

/s/ GREGORY C. WALKER
Gregory C. Walker
Senior Vice President-Finance and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended March 31, 2003
Allowance for doubtful accounts	$100,000	552,000	(121,000)	$531,000
Year ended March 31, 2002
Allowance for doubtful accounts	$—	100,000	—	$100,000
Year ended March 31, 2001
Allowance for doubtful accounts	$25,000	(25,000)	—	$—

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.2	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee.

4.4	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC.

4.5	Form of Note for the Registrant’s Zero Coupon Convertible Subordinated Notes due May 15, 2008 (included in Exhibit 4.3).

10.1#	Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.3#	Registrant’s 2001 Employee Stock Purchase Plan (incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7	Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

Exhibit Number	Exhibit Description
10.8#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.10	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Option Incentive Plan. (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.11	Form of Amendment to Stock Option Agreement (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.13#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.14#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15	Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

10.16#	Stock Option Agreement between the Registrant and Roy E. Jewell date of May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2003).

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

99.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.