Form 10-Q
period 2003-06-30
MAGMA DESIGN AUTOMATION INC
filed 2003-08-14
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

On August 13, 2003, 32,161,062 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$122,170	$64,756
Short-term investments	3,021	3,059
Accounts receivable less allowance for doubtful accounts of $410 at June 30, 2003 and $531 at March 31, 2003, respectively	22,226	19,223
Prepaid expenses and other current assets	9,324	3,627

Total current assets	156,741	90,665
Property and equipment, net	5,599	5,808
Long-term investments	82,909	27,882
Other assets	5,620	3,123

Total assets	$250,869	$127,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,369	$1,384
Accrued expenses	8,336	7,711
Deferred revenue	15,694	12,539

Total current liabilities	25,399	21,634
Convertible subordinated notes	150,000	—
Other long-term liabilities	8	72

Total liabilities	175,407	21,706

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 30,728,456 and 31,210,030 shares issued and 30,728,456 and 31,172,888 outstanding at June 30, 2003 and March 31, 2003, respectively	3	3
Additional paid-in capital	195,821	228,400
Deferred stock-based compensation	(1,959)	(1,638)
Notes receivable from stockholders	—	(2,037)
Accumulated deficit	(118,465)	(118,538)
Treasury stock at cost, 0 and 37,142 shares at June 30, 2003 and March 31, 2003, respectively	—	(408)
Accumulated other comprehensive income (loss)	62	(10)

Total stockholders’ equity	75,462	105,772

Total liabilities and stockholders’ equity	$250,869	$127,478

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue:
Licenses	$20,517	$13,377
Services	2,296	4,746

Total revenue	22,813	18,123
Cost of revenue (including $4 and $20 of stock-based compensation at June 30, 2003 and 2002)	3,246	2,813

Gross profit	19,567	15,310

Operating expenses:
Research and development	5,008	5,337
Sales and marketing	7,089	6,037
General and administrative	2,438	2,225
Amortization of stock-based compensation*	3,978	1,881

Total operating expenses	18,513	15,480

Operating income (loss)	1,054	(170)

Interest income (expense):
Interest income	608	433
Interest expense	(111)	(2)
Other income (expense)	(753)	—

Interest income (expense), net	(256)	431

Net income before income taxes	798	261
Income taxes	(725)	(203)

Net income	$73	$58

Net income per common share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Weighted average shares:
Basic	30,764	29,828

Diluted	36,152	32,802

* Operating expense classification of stock-based compensation amortization are as follows:
Research and development	$1,559	$399
Sales and marketing	131	758
General and administrative	2,288	724

	$3,978	$1,881

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$73	$58
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,129	1,198
Provision for doubtful accounts	45	300
Interest expense on convertible subordinated note	111	—
Realized loss on investments	792	—
Accrued interest on notes receivable from stockholders	8	(68)
Amortization of stock-based compensation	3,982	1,901
Change in operating assets and liabilities:
Accounts receivable	(3,048)	1,378
Prepaid expenses and other current assets	(4,882)	(359)
Accounts payable	(15)	917
Accrued expenses	938	(3,467)
Deferred revenue	3,155	(3,213)
Other long-term liabilities	(64)	(10)

Net cash provided by (used in) operating activities	2,224	(1,365)

Cash flows from investing activities:
Purchase of property and equipment	(794)	(1,342)
Purchase of investments	(54,961)	—
Proceeds from the sale of investments	—	13,468
Other assets	197	(393)

Net cash provided by (used in) investing activities	(55,558)	11,733

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	145,187	—
Proceeds from issuance of common stock	5,571	1,299
Repurchase of common stock	(19,980)	—
Purchase of hedging instruments	(56,154)	—
Proceeds from issuance of warrant	35,904
Proceeds from repayment of notes receivable from stockholder	214	—

Net cash provided by financing activities	110,742	1,299

Effect of foreign currency translation on cash and cash equivalents	6	144

Increase in cash and cash equivalents	57,414	11,811
Cash and cash equivalents at beginning of period	64,756	78,478

Cash and cash equivalents at end of period	$122,170	$90,289

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(4,288)	$(23)

Settlement of note receivable from shareholder in connection with purchase of common stock	$(3,566)	$—

Cash paid for:
Taxes	$203	$203

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on June 20, 2003. The accompanying condensed consolidated balance sheet at March 31, 2003 is derived from audited consolidated financial statements at that date. Certain amounts in the fiscal 2003 condensed consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

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

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9 “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions”, SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered.

The Company’s standard license agreement includes PCS for a specified period of time for its software products. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term; therefore, vendor-specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 100% of the license, services and initial period PCS fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

In addition to continuing to offer time-based licenses bundled with PCS, beginning in the quarter ended December 31, 2001, for its software products, the Company began offering time-based and perpetual licenses with PCS bundled for the first year of the license term. Thereafter, PCS can be renewed annually for an additional fee stated in the agreement. The Company uses the respective PCS renewal rate as evidence of fair value of PCS; therefore, where the only undelivered element is PCS, license revenue from these contracts is recognized using the residual method. Under the residual method, the fair value of PCS is recognized over the PCS term and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable, and the Company has no remaining obligations other than the delivery of PCS. If an agreement involves extended payment terms, revenue recognized on the residual method is limited to amounts due and payable.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific evidence of fair value of PCS. Service revenue is comprised of PCS on licenses where the Company has vendor specific evidence of fair value of PCS, and consulting and training on all products. The Company has vendor specific objective evidence of fair value for consulting and training services. Therefore, revenue from such services is recognized when such services are performed. The consulting and training services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: Degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of being invoiced to the customer. The Company will invoice all of the unbilled receivable within one year. As of June 30, 2003 and March 31, 2003, unbilled receivables were approximately $8.4 million and $6.8 million, respectively, and are included in accounts receivable on the condensed consolidated balance sheets for each of these periods.

Commission Expense

The Company recognizes sales commission expense as it is earned by its employees. For orders recorded in fiscal year 2003, commissions are earned as revenue from the respective order is recognized. For orders recorded in fiscal year 2004, commissions are earned as amounts are paid to employees. These payments are spread evenly over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2002 and fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses in the accompanying condensed consolidated financial statements. Net prepaid commissions on orders received during fiscal year 2002 and fiscal year 2003, totaled $3.9 million at June 30, 2003 and $0.6 million at March 31, 2003.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, current market trends and for larger accounts, the ability to pay outstanding balances. When revenue is recognized, the Company has assessed the resultant accounts receivable as collectible. Thereafter, the Company reviews whether the accounts receivable is collectible and the adequacy of its allowance for doubtful account. Past due balances over 90 days and other higher risk amounts are reviewed individually for probability of collection. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The investments are carried at cost and are included in other assets in the consolidated balance sheets. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in other income (expense) in its consolidated statements of operations. For the year ended June 30, 2003, the Company wrote down two of its strategic investments by $753,000. At June 30, 2003 and March 31, 2003, the carrying value of the strategic investments was $174,000 and $927,000.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Deferred compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on an accelerated basis over the vesting period of the stock award.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), an Amendment of FASB Statement 123”. SFAS 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensations”.

As the exercise price of all options granted under 1997, 1998 and 2001 stock incentive plans (“The Plans”) was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income, except as disclosed in Note 7, “Promissory Note.” The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, as amended, to employee options granted under the stock option plans and under the Company’s Employee Stock Purchase Plan, collectively called “options.” For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended June 30,
	2003	2002
Net income attributed to common stockholders:
As reported	$73	$58
Add: Stock-based employee compensation expense included in reported net income	3,982	1,901
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(6,576)	(1,476)

Pro forma	$(2,521)	$483

Net income (loss) per share, basic:
As reported	$0.00	$0.00

Pro forma	$(0.08)	$0.02

Net income (loss) per share, diluted:
As reported	$0.00	$0.00

Pro forma	$(0.08)	$0.01

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during the three months ended June 30, 2003 and 2002, was $7.29 and $12.69, respectively. The Black-Scholes option pricing model was used to calculate the fair value of options at the date of grant using the following assumptions:

	Three Months Ended June 30,
	2003	2002
Stock options:
Risk-free interest	2.09%	4.28%
Expected life	4.75 years	4.75 years
Expected dividend yield	0%	0%
Volatility	73%	79%

	Three Months Ended June 30,
	2003	2002
Employee stock purchase plans:
Risk-free interest	1.25%	1.76%
Expected life	.37 years	.35 years
Expected dividend yield	0%	0%
Volatility	77%	79%

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2003 and March 31, 2003, cash equivalents consisted primarily of corporate bonds, municipal bonds and money market funds.

Restricted cash

Included in other non-current assets and current assets on the condensed consolidated balance sheets at June 30, 2003 and March 31, 2003 is restricted cash of $517,000 for both periods, to support letters of credit as security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases. Restricted cash is included in other assets or other current assets based on the expected term for the release of the restriction.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at the current rates of exchange at the applicable balance sheet date, and revenue and expense items are translated using average exchange rates during the period.

Comprehensive income (loss)

Comprehensive income (loss) includes net income attributed to common stockholders, unrealized loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income attributable to common stockholders	$73	$58
Unrealized gain on available-for-sale investments	66	—
Foreign currency translation adjustments	6	144

Comprehensive income	$145	$202

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2002, the FASB, issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. See Note 7 for disclosures required by FIN 45. In June 2003, the FASB issued a FASB Staff Position, which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest activities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on our financial position or results of operations. The Company is currently assessing the impact of adopting FIN 46 for pre-existing entities, but the Company does not expect it will have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The statement requires the issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its consolidated financial statements.

Note 2. Basic and Diluted Net Income Per Share

The Company computes net income per share in accordance with SFAS 128, “Earnings per Share”. Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and preferred stock using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended June 30, 2003 and 2002 (in thousands):

	June 30, 2003	June 30 2002
Weighted average common shares used to calculate basic net income per share	30,764	29,828
Options outstanding using the treasury method	2,401	2,409
Redeemable convertible subordinated notes using the as-if-converted method	2,812	—
Warrants outstanding using the treasury stock method	21	52
Options exercised and unvested	154	513

Weighted average common and potential common shares used to calculate diluted net income per share	36,152	32,802

For the three months ended June 30, 2003 and 2002, 469,595 and 84,790 shares, respectively, of common stock issuable under stock option plans, respectively, were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. The weighted-average exercise price of such shares was $19.501 for the three months ended June 30, 2003.

Note 3. Contingency

On February 6, 2003, the Company entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The settlement agreement provided for two installment payments by the Company in the aggregate amount of $1.85 million. The first payment of $0.925 million was made in February 2003 and the second payment of $0.925 million was made in July 2003. The second payment of $0.925 million was accrued as of March 31, 2003. There are no continuing obligations by the parties to each other.

From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

Note 4. Segment Information

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s President and Chief Operating Officer (“COO”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the COO reviews financial information on a basis consistent with that presented in the condensed consolidated financial statements.

Revenue from the United States, Europe, and Asia-Pacific region, which includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
United States	$12,625	$12,561
Europe	5,091	3,035
Asia Pacific	5,097	2,527

	$22,813	$18,123

	Three Months Ended June 30,
	2003	2002
United States	55%	69%
Europe	22	17
Asia Pacific	23	14

	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended June 30,
	2003	2002
Customer A	17%	6%
Customer B	14	7
Customer C	11	13
Customer D	5	11

The Company has substantially all of its long-lived assets located in the United States.

Note 5. Restructuring charge

The Company incurred restructuring charges in the third quarter ended December 31, 2002 in the amount of $0.7 million related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of June 30, 2003, all 32 employees were terminated and the Company paid $0.6 million in termination costs. As of June 30, 2003, $85,000 relating to the remaining termination costs is included in accrued expenses in the condensed consolidated financial statements. The Company anticipates that the remaining termination costs will be substantially paid in the second quarter of fiscal year 2004.

Note 6. Asset Purchase of VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $0.2 million, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.57 million in cash, including the cancellation of indebtedness of $0.3 million of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The purchase price was allocated to capitalized software, which has an estimated life of three years.

Under SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed”, amortization is based on the greater of the ratio of current gross revenues of the related product to current and anticipated future gross revenues or on a straight-line method over the remaining estimated economic life. As of June 30, 2003, the Company amortized $0.35 million of the value of the capitalized software on a pro-rated straight-line basis and the remaining unamortized balance of $1.22 million is included in other assets in the accompanying consolidated balance sheet as of June 30, 2003.

In connection with the November acquisition, the Company entered into an earn out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn out arrangement, these individuals have the right to receive 272,998 shares of Company common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow and will be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares were issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002. The Company expects that the remaining milestones will be met and accordingly has remeasured the value of the contingent consideration at June 30, 2003 and recorded $1.5 million in additional expense.

Note 7. Promissory Note

In October 2001, Roy E. Jewell, the Company’s President and Chief Operating Officer, exercised options to purchase 428,570 shares of common stock at an exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. The provisions of the note agreement allowed for forgiveness of $2.7 million related to principal due under the note and $373,000 related total interest to maturity over the five-year term of the note. As of March 2003, the Company had forgiven approximately $1.1 million of the note. On May 14, 2003, the Company repurchased 209,753 shares of common stock from Mr. Jewell for an aggregate purchase price of $3.6 million, or $17.00 per share, which was the closing sale price of the common stock on that date, and Mr. Jewell repaid his indebtedness to the Company in the same amount. On that date, the Company also granted Mr. Jewell an option to purchase 297,393 shares of common stock at an exercise price of $7.00 per share. The first 209,753 shares vest immediately and the remaining 87,640 shares vest in equal monthly installments through March 5, 2005. In connection with the grant of the option, the Company recognized approximately $2.1 million of deferred stock-based compensation for the quarter ended June 30, 2003. In addition, the Company has recognized $0.9 million in deferred compensation, which will be amortized over the vesting period of 22 months. For the quarter ended June 30, 2003, the Company expensed $0.3 million of stock-based compensation with $0.6 million remaining balance to be expensed.

Note 8. Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.2 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fee and issuance costs over the life of the notes using the interest-rate method. As of June 30, 2003, approximately $0.1 million of transaction fees have been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the Notes, the Company undertook the following additional transactions concurrent with the issuance of the Notes:

•	The Company repurchased approximately 1.1 million shares of its common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

•	The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in shareholder’s equity as a reduction of additional paid in capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That net cost consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant.

Note 9. Shareholder’s Equity Transaction and Additional Paid in Capital Reconciliation

As previously discussed in detail in other notes to these condensed financial statements, the following is a summary of the significant transactions which were recorded in additional paid in capital for the quarter ended June 30, 2003:

June 30, 2003
Beginning Balance at April 1, 2003	$228,400
Issuance of common stock under stock incentive plans	5,571
Retirement of treasury stock	(408)
Purchase of hedging instrument (Note 8)	(56,154)
Proceeds from issuance of warrant (Note 8)	35,904
Repurchase of shareholder note (Note 7)	(1,800)
Repurchase of common stock (Note 8)	(19,980)
Deferred stock compensation	4,288

Ending balance at June 30, 2003	$195,821

Note 10. Subsequent Event

On June 10, 2003, the Company entered an agreement (the “Aplus Agreement) to acquire Aplus Technologies Inc. (“Aplus”). Aplus designs and develops physical synthesis and physical prototyping solutions for programmable devices. The Company expects an increase in the number of embedded programmable devices on large ASIC devices and that the integration of the Aplus technology with Magma tools will allow the customers to address these embedded programmable devices in a single tool flow. The transaction was completed on July 1, 2003 and the results of operations from Aplus will be included in Magma’s results of operations thereafter.

In accordance with the Aplus Agreement, the Company will issue up to 1,079,420 shares of Magma common stock and may make up to $4.5 million in cash payments, if all the earn-out milestones set forth in the Aplus Agreement are achieved. The purchase price was determined to be approximately $23.1 million, based on the price per share of Magma common stock at the closing of the acquisition. At the closing, the Company paid approximately $1.0 million in cash and issued 321,128 shares of Magma common stock. The $1.0 million paid in cash included $360,000 in transaction fees and $656,000 to Aplus shareholders. In addition, $313,000 was placed in an escrow account to secure certain indemnification obligations of Aplus. The remaining balance of the purchase consideration is payable pursuant to earn-out arrangements under which an additional 5% of the total merger consideration will be payable based upon Aplus bookings in fiscal 2004, 35% will be payable upon completion of certain technology milestones, and 30% will be payable based on operating income targets for fiscal year 2005. Upon achievement of the milestones, the Company will recognize a higher purchase price equal to the fair value of the cash paid and the Magma common stock issued to Aplus shareholders on the date the milestones are achieved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements “Management Discussion and Analysis” and results appearing elsewhere in this report. Throughout the Management’s Discussion section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts”, “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or using negative of such words, or comparable terminology. These forward looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; the continuing impact of the economic recession; the recent impact of SARS on business activities in Asia; effects that terrorist activities or events in the Middle East may have on Magma, its customers and industry; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to successfully manage Magma’s expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

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

Our software products enable chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Blast Create enables logic designers to visualize, evaluate and improve code quality, design constraints, testability and analysis. Blast Create, Blast Fusion and Blast Fusion APX combine into one integrated chip design flow what traditionally had been separate logic design and physical design processes. Our integrated flow significantly reduces timing closure iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Blast Plan enables hierarchical planning and partitioning of a design into blocks that can be designed separately and later combined into a complex chip or system-on-a-chip. Blast Noise detects and corrects signal interference, or crosstalk, in physical designs. Blast Rail detects and corrects power distribution and optimization within physical design flow.

We provide consulting, training and services to help our customers more rapidly adopt our technology. In the past, we have provided integrated circuit design services including assisting our customers in the utilization of our products for complex chip design challenges. However, beginning in December 2002, we have largely withdrawn from the sale of design services. We also provide post-contract support, or maintenance, for our products.

On July 1, 2003, we completed our acquisition of Aplus Design Technologies, Inc. Aplus designs and develops physical synthesis and physical prototyping solutions for programmable devices. In accordance with the agreement, we will issue up to 1,079,420 shares of Magma common stock and will make up to $4.5 million in cash payments between the closing and fiscal year 2005, if all the earn-out milestones set forth in the Aplus Agreement are achieved.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 2 Results Way, Cupertino, California 95014 and our telephone number is (408) 864-2000.

Sources of Revenue

We generate revenue from two sources: software licenses and services. We derive software license revenue primarily from our design and implementation software products, which include Blast Fusion, Blast Fusion APX, Blast Plan, Blast Noise, and most recently Blast Rail and Blast Create which were introduced in Q4 fiscal year 2003.

We derive services revenue primarily from consulting, training and maintenance for our software products.

Our standard license agreements include maintenance. Our perpetual license agreements and our time-based unbundled license agreements generally include maintenance for a one-year period.

Critical Accounting Policies and Estimates

We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes and valuation of long-lived assets to be critical policies due to the estimation processes involved in each.

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

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence of fair value, or VSOE, for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the lower of amounts due and payable or ratably over the contract period.

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where less than 100% of the license, services and initial post contract support (“PCS”) is due in one year from the contract date—we recognize revenue to the extent of the lesser of the portion of the amount presently due and payable or the ratable portion of the entire fee.

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance, by including maintenance for up to first year of the license term, with maintenance renewable by the customer at the rate stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. In the fourth quarter of fiscal 2003, we changed our business practice for pricing of maintenance renewals from a fixed percentage of annual list price to a fixed percentage of the annual net license fee. We believe these new pricing policies better reflect the underlying economics of our software license agreements we enter into larger scale license arrangements with our customers, which include substantial discounts from our list prices. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

Services revenue

We derive services revenue primarily from consulting and training for our software products and from maintenance fees for our products. Most of our license agreements include maintenance, generally for a one-year period, renewable annually. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. Because we have VSOE of fair value for consulting and training services, revenue is recognized as these services are performed or completed. Our consulting and training services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: Degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

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

We review the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies on at least a quarterly basis. Assessing each investment’s carrying value requires significant judgment by management. If we determine that an other-than-temporary decline in fair value exists in a strategic investment, we write-down the investment to its fair value and record the related expense in other income (expense) in our consolidated statement of operations.

During the first quarter of fiscal 2004, we determined that the decline in value of certain strategic investments was other-than-temporary and recorded write-downs of these investments totaling $753,000. The carrying value of the strategic investment at June 30, 2003 was $174,000.

Deferred Tax Asset Valuation Allowance

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded.

Valuation of Long-Lived Intangible Assets

As we acquire intangible assets through acquisitions, we will review long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended June 30,
	2003	2002
Revenue:
Licenses	90%	74%
Services	10	26

Total revenue	100	100

Cost of revenue	14	16

Gross margin	86	84

Operating expenses:
Research and development	22	30
Sales and marketing	31	33
General and administrative	11	12
Stock-based compensation	17	10

Total operating expenses	81	85

Operating income (loss)	5	(1)
Interest income (expense), net	(2)	2

Net income (loss) before income taxes	3	1
Income taxes	(3)	(1)

Net income (loss) attributed to common stockholders	0%	0%

Revenue

Revenue increased 26%, from $18.1 million for the three months ended June 30, 2002 to $22.8 million for the three months ended June 30, 2003 due to an increase in license revenue. Of the $22.8 million of revenue recognized during the quarter ended June 30, 2003, approximately 75% represents revenue recognized from orders signed before fiscal year 2004 and approximately 25% represents revenue recognized from new orders signed in the first quarter of fiscal 2004. The increase in revenue is due to sales to new customers and sales of additional licenses, and new products to our existing customers. Our revenue consists of perpetual, bundled and unbundled time-based license agreements. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments, which are weighted towards the latter part of the contract term. Accordingly, if the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on contracts with extended payment terms will be subject to the customer’s continuing credit-worthiness. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased 53%, from $13.4 million for the three months ended June 30, 2002 to $20.5 million for the three months ended June 30, 2003. The increase was primarily due to increased license revenue from our design and implementation software products, specifically from the introduction of Blast Fusion APX as well as from existing products, such as Blast Fusion, Blast Plan and Blast Noise and to a lesser extent from new products (Blast Create and Blast RTL). We expect license revenue to increase absolute dollars, but to remain flat or slightly decrease as a percentage of total revenue.

Services revenue

Services revenue decreased 52%, from $4.7 million for the three months ended June 30, 2002 to $2.3 million for the three months ended June 30, 2003, primarily from fewer new customer design services engagements. We have withdrawn from the sale of design services, except when we pass those sales on to approved third party design centers. We expect service revenue to increase in absolute dollars, but to remain flat or slightly increase as a percentage of total revenue.

Cost of Revenue

Cost of revenue consists primarily of cost of maintenance revenue and, to a lesser extent, cost of consulting services for our design and implementation software products. Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and cost of engineers associated with post-contract customer support and consulting services. Cost of revenue increased in absolute dollars from $2.8 million for the three months ended June 30, 2002, or 16% of total revenue to $3.2 million or 14% of total revenue, for the three months ended June 30, 2003. This increase in absolute dollars is primarily due to costs associated with additional support personnel required by our expanding customer base. Although we expect cost of revenue to increase in absolute dollars and that these costs will fluctuate as a percentage of total revenue, our objective is to reduce these costs as a percentage of total revenue.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development decreased from $5.3 million, or 30% of total revenue, for the three months ended June 30, 2002 to $5.0 million, or 22% of total revenue, for the three months ended June 30, 2003. The decrease was primarily due to professional services decreasing by $0.4 million. In addition, for the three months ended June 30, 2002 we recorded an expense of $0.2 million in connection with the write-down of an investment related to in process research and development. These decreases were offset by an increase in net payroll related expenses of $0.3 million. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, trade shows and other marketing activities. Sales and marketing expense increased in absolute dollars from $6.0 million, or 33%, of total revenue for the three months ended June 30, 2002 to $7.1 million, or 31%, of total revenue for the three months ended June 30, 2003. The increase of $1.1 million was due to increases in net payroll related expenses of $0.9 million from additional personnel and commission expense, office and facility expenses of $0.1 million, $0.1 million paid in outside commissions, and $0.1 million in travel expenses. These increases were partially offset by a decrease of $0.1 million related to a reversal of value added tax expenses. Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased from $2.2 million, or 12%, of total revenue for the three months ended June 30, 2002 to $2.4 million, or 11%, of total revenue for the three months ended June 30, 2003. The net three-month increase of $0.2 million was attributable to: an increase of $0.6 million in payroll related expenses due to an increase in headcount; an increase of $0.2 million in office and related expenses; and an increase of $0.1 million in travel expenses. These increases were partially offset by the following decreases: professional services decreased by $0.2 million; bad debt expense decreased by $0.3 million; and depreciation decreased by $0.2 million. Although we expect general and administrative expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Amortization of stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants and other non-employees. The options granted to officers and employees generally vest over four years, with 25% vesting after one year and then ratably over the remaining 36 months. Amortization of stock-based compensation was $4.0 million or 17% of revenue for the three months ended June 30, 2003 and $1.9 million or 10% of total revenue for the three months ended June 30, 2002. For the three months ended June 30, 2003, stock-based compensation included $1.5 million of expense related to the acquisition of VeraTest and $2.4 million related to the stock grant issued to Mr. Jewell.

Other Income (Expense), Net

Interest income (expense), net was ($0.3) million for the three months ended June 30, 2003 and $0.4 million for the three months ended June 30, 2002. For the three months ended June 30, 2003 and 2002, interest income was $0.6 million and $0.4 million, respectively. Interest expense increased from $2,000 for the three months ended June 30, 2002 to $0.1 million for the three months ended June 30, 2003. Interest expense included the amortization of the transaction fee related to our $150 million convertible subordinated note. Other income (expense) for the three months ended June 30, 2003 and 2002 was $0.8 million and $0, respectively. Other income (expense) included an impairment charge of $0.8 million related to two of our strategic investments.

Income Taxes

From inception through June 30, 2003, we incurred a cumulative net loss for federal and state tax purposes. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended June 30, 2003 and 2002, we had a provision for income taxes of $0.7 million and $0.2 million, respectively. For the three months ended June 30, 2003, the tax provision of $0.7 included $0.3 million for foreign income taxes, $0.2 million for federal income taxes, and $0.2 million for state income taxes. For the three months ended June 30, 2002, foreign income taxes were $0.1 and state income taxes were $0.1.

Liquidity and Capital Resources

As of June 30, 2003, cash and cash equivalents were $122.2 million, and working capital was $131.3 million.

Net cash provided by operating activities was $2.2 million for the three months ended June 30, 2003, compared to net cash used of $1.4 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, cash flow from operating activities included increases in deferred revenue of $3.2 million and accrued expenses of $0.9 million. These increases were offset by decreases in accounts receivable of $3.0 million and prepaid expenses of $4.9 million. For the three months ended June 30, 2002, cash flow from activities included increases in accounts receivable of $1.4 million and accounts payable of $0.9 million. These increases were offset by decreases in prepaid expenses of $0.4 million, accrued expenses of $3.5 million, and deferred revenue of $3.2 million. In addition, significant non-cash related adjustments for the three months ended June 30, 2003 and 2002 included depreciation and amortization of $1.1 million and $1.2 million, respectively, amortization of stock-based compensation of $4.0 million and $1.9 million and provisions for doubtful accounts of $45,000 and $300,000.

Net cash used by investing activities was $55.6 million for the three months ended June 30, 2003, compared to net cash provided of $11.7 million for the three months ended June 30, 2002. Of the cash used by investing activities for the three months ended June 30, 2003, $55.0 million was used for the purchase of investments, $0.8 million was used for purchases of property and equipment and $0.2 million was provided from other assets. For the three months ended June 30, 2002, $13.5 million cash was provided from proceeds from sales of investments offset by purchases of property and equipment of $1.3 million and $0.4 million was used for purchases of other assets.

Cash provided by financing activities was $110.7 million and $1.3 million for the three months ended June 30, 2003 and June 30, 2002, respectively. Cash provided by financing activities for the three months ended June 30, 2003 consisted of net proceeds from convertible subordinated notes of $145.2 million and cash received from exercises of stock options of $5.6 million. In addition, we repurchased 1,110,000 shares at $18 per share for an aggregate amount of $20.2 million. We also used $56.2 million for the purchase of a hedge and sold a warrant for $35.9 million related to our issuance of convertible subordinated notes. For the three months ended June 30, 2002, cash provided of $1.3 million was due to proceeds from the exercise of stock options.

On May 22, 2003, we completed an offering of our $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to Magma of approximately $145.2 million. The notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The notes are subordinated to Magma’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Magma may not redeem the notes prior to their maturity date. We paid approximately $4.5 million in fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. We are amortizing the transaction fees and issuance costs over the life of the notes using the interest-rate method. As of June 30, 2003, approximately $0.1 million of the transaction fees have been amortized. The shares issuable on the conversion of the notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the notes, Magma entered into the following additional transactions concurrent with the issuance of the Notes:

•	We repurchased approximately 1.1 million shares of our common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the notes, and those shares were retired as of May 30, 2003.

•	We and CSFB International entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to us, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover our obligation to issue shares upon conversion of the notes. In addition, we issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the notes or their earlier conversion (to the extent thereof). Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in shareholder’s equity as a reduction of additional paid in capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That net cost consists of $56.2 million costs of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant.

As of June 30, 2003, our principal source of liquidity consisted of $122.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us or may not be available in amounts or on terms acceptable to us.

The following summarizes our contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1.7	$1.4	$0.3	$—	$—
Convertible subordinated note	$150.0	$—	$—	$150.0	$—

On July 1, 2003, we completed our acquisition of Aplus. In accordance with the Aplus acquisition agreement, we will issue up to 1,079,420 shares of Magma common stock and will make up to $4.5 million in cash payments, if all the earn-out milestones set forth in the Aplus Agreement are achieved. The purchase price was determined to be approximately $23.1 million, based on the price per share of Magma common stock at the closing of the acquisition. At the closing, we paid approximately $1.0 million in cash and issued 321,128 shares of Magma common stock. The $1.0 million paid in cash included $360,000 in transaction fees and $656,000 to Aplus shareholders. In addition, $313,000 was placed in an escrow account to secure certain indemnification obligations of Aplus. The remaining balance of the purchase consideration is payable pursuant to earn-out arrangements under which an additional 5% of the total merger consideration will be payable based upon Aplus bookings in fiscal 2004, 35% will be payable upon completion of certain technology milestones, and 30% will be payable based on operating income targets for fiscal year 2005. Upon achievement of the milestones, we will recognize a higher purchase price equal to the fair value of the cash paid and the Magma common stock issued to Aplus shareholders on the date the milestones are achieved.

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2002, the FASB, issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. See Note 7 for disclosures required by FIN 45. In June 2003, the FASB issued a FASB Staff Position, which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The adoption of FIN 45 did not have a material effect on Magma’s consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest activities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on our financial position or results of operations. We are currently assessing the impact of adopting FIN 46 for pre-existing entities, but we do not expect it will have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires the issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material effect on its consolidated financial statements.

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

We have a history of losses prior to fiscal 2003 and had an accumulated deficit of approximately $118.5 million as of June 30, 2003; if we do not increase profitability, our public stock-trading price would be likely to decline.

We had an accumulated deficit of approximately $118.5 million as of June 30, 2003. Although we achieved profitability in fiscal 2003, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

As of June 30, 2003, we had approximately $190.0 million in backlog, which we define as non-cancelable contractual commitments by our customers, through purchase orders or contracts that have no contingencies other than our performance. We expect that we will ultimately be able to recognize this backlog as revenue. However, if a customer defaults and fails to pay amounts owed, we may not be able to recognize expected revenue from backlog. In the current economic environment it is possible that customers from whom we expect to derive revenue from backlog will default or that the level of defaults will increase. Any material payment default by our customers could reduce the amount of backlog we recognize as revenue and could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the three months ended June 30, 2003, we had three customers that each accounted for more than 10% of our revenue and that together accounted for approximately 42% of our revenue. In three months ended June 30, 2002, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 24% of our revenue.

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

Most of our customers license our software under time-based licensing agreements, with terms that typically vary from 15 months to 48 months. Most of our licensing agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our licensing agreements allow customers to terminate an agreement prior to its expiration under limited circumstances—for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

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

Implementing rigorous internal control over financial reporting is difficult and time-consuming, and if we are not able to ensure effective control investor confidence may weaken and the trading price of our common stock may decline.

We have experienced difficulties in completing our quarterly and year-end financial closing process without adjustments proposed by our independent auditor. Adjustments have related to matters such as revenue recognition, accounts payable, accrued liabilities, prepaid commissions and strategic investments. We cannot assure you that the steps we have taken to improve the design and implementation of internal control over financial reporting, as it relates to our financial closing process will be successful, because the implementation of those steps is not yet complete and we may encounter unexpected difficulties that would delay their effectiveness. If we do not effectively implement a complete system of internal control over financial reporting, then we may encounter difficulties with the maintenance of records, recording of transactions in accordance with generally accepted accounting principles and our policies, or assurance about prevention or detection of unauthorized use of our assets. Failing to develop and maintain an effective system of internal control can also result in loss of investor confidence in our reported results and consequently harm our stock price.

We compete against companies that hold a large share of the electronic design automation market. If we cannot compete successfully, we will not gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, formal verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Examples of acquisitions by our competitors include Synopsys’ acquisition of Avant! and Cadence’s acquisition of Get2Chip, Silicon Perspective, Plato, Simplex, K2 Technologies, Verplex and Cadmos. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from gaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We may not be successful in integrating the operations of acquired companies.

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Aplus, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain the employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

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

We generated 45% of our total revenue from sales outside North America for the three months ended June 30, 2003, compared to 31% in the three months ended June 30, 2002. While all of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

In addition, if we were required to account for stock options as an operating expense, our net income would be reduced or net losses increased. Accordingly, our financial results would be adversely affected, particularly relative to companies that grant fewer stock options. If we reduce our level of stock option grants, our ability to recruit and retain employees may be adversely affected.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. We currently have a number of issued patents in the United States, but this number is relatively few in relation to our competitors.

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

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change of control would be beneficial to the stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize the Board of Directors without prior stockholder approval to create and issue preferred stock that can be issued increasing the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establish a classified Board of Directors requiring that not all members of the board be elected at one time;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders; and

•	require advanced notice requirements for nominations for election to the Board of Directors and proposals that can be acted upon by stockholders at stockholder meetings.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of June 30, 2003, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point decrease in interest rates would result in an approximate $1.46 million decline (less than 1%) in the fair value of our available-for-sale securities.

Market Risk

The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt, due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.

Credit Risk

We completed an offering on May 22, 2003, of $150 million of convertible subordinated notes due May 15, 2008. Concurrent with the issuance of the convertible notes, the Company has entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston International. Both the bond hedge and warrant transactions may be settled at our option either in cash or net shares and expire on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Credit Suisse First Boston International and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of June 30, 2003, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with their evaluation of our disclosure controls and procedures as of June 30, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the three month period ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have:

•	established a plan and program to upgrade and further automate our financial reporting procedures, including implementing a new financial software system, improving the financial closing process, and formalizing accounting policies and financial reporting procedures, and

•	hired additional finance and accounting personnel responsible for corporate and international financial reporting to facilitate the implementation of our plan.

We intend to continue to execute this plan and program for upgrading and automating our financial reporting procedures over the coming months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 6, 2003, we entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The settlement agreement provided for two installment payments by Magma in the aggregate amount of $1.85 million. The first payment of $0.925 million was made in February 2003 and the second payment of $0.925 million was made in July 2003. There are no continuing obligations by the parties to each other.

From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

ITEM 2. CHANGES IN SECURITIES OR USE OF PROCEEDS

Recent Sales Of Unregistered Securities

Under the terms of a Purchase Agreement dated May 16, 2003, we sold $150 million of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 to Credit Suisse First Boston LLC and UBS Warburg LLC. The issuance and sale of the notes and the subsequent offering of the notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933, as amended by Section 4(2) of the Securities Act. We sold the notes for cash. The aggregate offering price was $150 million and our net proceeds were $145.2 million.

The notes will mature on May 15, 2008 and are convertible on or before the maturity date into shares of our common stock at an initial conversion price of $22.86 per share, subject to adjustment for certain events. This is equivalent to an interest rate of approximately 43.7445 shares per $1,000 principal amount of notes. The notes will not accrete interest. Fees paid to the initial purchasers of $4.5 million have been classified as debt discount. We will accrete these fees using an effective interest rate of 0.6% over the term of the notes.

On July 1, 2003, we issued an aggregate of 321,128 shares of our common stock in connection with the closing of the acquisition of Aplus Design Technologies, Inc. We may issue up to 758,292 additional shares of our common stock upon the achievement of the earn-out milestones set forth in the Aplus acquisition agreement. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On June 27, 2003, Magma filed a current report on Form 8-K to provide under Item 4 that Magma had dismissed KPMGLLP as its independent auditors and retained PricewaterhouseCoopers LLP as its new independent auditors.

On July 31, 2003, Magma furnished a current report on Form 8-K to provide under Item 12 Magma’s press release and conference call transcript in connection with its results of operation and fiscal condition for its fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

MAGMA DESIGN AUTOMATION, INC.

By	/s/ Gregory C. Walker
Gregory C. Walker
Senior Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.