Form 10-Q
period 2003-09-30
MAGMA DESIGN AUTOMATION INC
filed 2003-11-14
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

5460 Bayfront Plaza

Santa Clara, California 95054

(Address of principal executive offices)

Telephone: (408) 565-7500

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

On November 13, 2003, 33,175,711 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$97,230	$64,756
Short-term investments	—	3,059
Accounts receivable less allowance for doubtful accounts of $536 at September 30, 2003 and $531 at March 31, 2003, respectively	22,274	19,223
Prepaid expenses and other current assets	8,287	3,627

Total current assets	127,791	90,665
Property and equipment, net	7,907	5,808
Long-term investments	120,019	27,882
Other assets	15,295	3,123

Total assets	$271,012	$127,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,332	$1,384
Accrued expenses	10,194	7,711
Deferred revenue	15,777	12,539

Total current liabilities	27,303	21,634
Convertible subordinated notes	150,000	—
Other long-term liabilities	7	72

Total liabilities	177,310	21,706

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 32,455,093 and 31,210,030 shares issued and 32,455,093 and 31,172,888 outstanding at September 30, 2003 and March 31, 2003, respectively	3	3
Additional paid-in capital	210,361	228,400
Deferred stock-based compensation	(1,422)	(1,638)
Notes receivable from stockholders	—	(2,037)
Accumulated deficit	(115,050)	(118,538)
Treasury stock at cost, 0 and 37,142 shares at September 30, 2003 and March 31, 2003, respectively	—	(408)
Accumulated other comprehensive loss	(190)	(10)

Total stockholders’ equity	93,702	105,772

Total liabilities and stockholders’ equity	$271,012	$127,478

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Licenses	$22,837	$14,690	$43,354	$28,067
Services	2,980	3,081	5,276	7,827

Total revenue	25,817	17,771	48,630	35,894
Cost of revenue (including $3 and $19 of stock-based compensation for the three months ended September 30, 2003 and 2002 and $6 and $39 for the six months ended September 30, 2003 and 2002)	3,892	3,398	7,138	6,211

Gross profit	21,925	14,373	41,492	29,683

Operating expenses:
Research and development	6,019	4,441	11,027	9,778
Sales and marketing	8,314	6,878	15,403	12,915
General and administrative	2,399	2,105	4,837	4,330
Amortization of stock-based compensation*	1,755	711	5,733	2,592

Total operating expenses	18,487	14,135	37,000	29,615

Operating income	3,438	238	4,492	68

Other income (expense):
Interest income	635	590	1,243	1,023
Interest expense	(211)	(1)	(322)	(3)
Other income (expense)	419	—	(334)	—

Other income (expense), net	843	589	587	1,020

Net income before income taxes	4,281	827	5,079	1,088
Income taxes	(866)	(128)	(1,591)	(331)

Net income	$3,415	$699	$3,488	$757

Net income per common share
Basic	$0.11	$0.02	$0.12	$0.03

Diluted	$0.09	$0.02	$0.09	$0.02

Weighted average shares:
Basic	30,255	30,182	30,264	30,006

Diluted	40,064	31,900	39,688	32,434

* Operating expense classification of stock-based compensation amortization are as follows:
Research and development	$1,347	$203	$2,906	$602
Sales and marketing	49	231	180	989
General and administrative	359	277	2,647	1,001

	$1,755	$711	$5,733	$2,592

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,488	$757
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,572	2,419
Provision for doubtful accounts	171	350
Amortization of debt issuance costs	351	—
Loss on investments	(269)	—
Accrued interest on note receivable from stockholders	8	(137)
Amortization of stock-based compensation	5,740	2,631
Change in operating assets and liabilities:
Accounts receivable	(3,222)	997
Prepaid expenses and other current assets	(3,473)	69
Other assets	(1,701)	—
Accounts payable	(52)	258
Accrued expenses	2,483	(3,872)
Deferred revenue	3,238	(3,701)
Other long-term liabilities	(65)	(20)

Net cash provided by (used in) operating activities	9,269	(249)

Cash flows from investing activities:
Purchase of property and equipment	(4,012)	(1,993)
Purchase of long-term investments	(94,000)	—
Proceeds from the sale of short-term investments	5,000	13,468
Other assets	355	(472)

Net cash provided by (used in) investing activities	(92,657)	11,003

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	145,187	—
Repurchase of common stock	(19,980)	—
Proceeds from issuance of common stock	11,008	2,346
Repurchase of hedging instruments	(56,154)	—
Proceeds from issuance of warrant	35,904	—
Proceeds from repayment of notes receivable from stockholder	214	—

Net cash provided by financing activities	116,179	2,346

Effect of exchange rate changes on cash and cash equivalents	(317)	(75)

Increase in cash and cash equivalents	32,474	13,025
Cash and cash equivalents at beginning of period	64,756	78,478

Cash and cash equivalents at end of period	$97,230	$91,503

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(5,509)	$(315)

Settlement of note receivable from stockholder in connection with the purchase of common stock	$(3,566)	$—

Repurchase of common stock by reducing note receivable from stockholder	$—	$813

Repayment of notes receivable from stockholders	$—	$16

Cash paid for:
Taxes	$280	$331

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered.

The Company’s standard license agreement includes PCS for a specified period of time for its software products. Through June 30, 2001, the Company bundled PCS into its agreements for the entire license term. As a result, vendor-specific objective evidence of fair value did not exist for each element of the arrangement. Accordingly, revenue from all license agreements entered into through June 30, 2001, has been recognized ratably over the contract term after delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable, and the Company has no remaining obligations other than the delivery of PCS. If an arrangement involves extended payment terms, revenue is recognized to the extent of the lesser of the portion of the fee presently due and payable or the ratable portion of the entire fee. The Company considers arrangements where less than 100% of the license, services and initial period PCS fee is due within one year of the agreement date to have extended payment terms. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

In addition to continuing to offer time-based licenses for its products bundled with PCS, beginning in the quarter ended December 31, 2001, the Company began offering time-based and perpetual licenses with PCS bundled for the first year of the license term. Thereafter, PCS can be renewed annually for an additional fee stated in the agreement. The Company uses the PCS renewal rate as evidence of fair value of PCS. Therefore, where the only undelivered element is PCS, license revenue from these contracts is recognized using the residual method. Under the residual method, the fair value of PCS is recognized over the PCS term and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable, and the Company has no remaining obligations other than the delivery of PCS. If an agreement involves extended payment terms, revenue recognized on the residual method is limited to amounts due and payable.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific objective evidence of fair value of PCS. Service revenue is comprised of PCS on licenses where the Company has vendor specific evidence of fair value of PCS, and consulting and training on all products. The Company has vendor specific objective evidence of fair value for consulting and training services. Therefore, revenue from such services is recognized when such services are performed. The consulting and training services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to, degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of being invoiced to the customer. The Company will invoice all of the unbilled receivables within one year. As of September 30, 2003 and March 31, 2003, unbilled receivables were approximately $8.5 million and $6.8 million, respectively, and are included in accounts receivable on the condensed consolidated balance sheets for each of these periods.

Commission expense

The Company recognizes sales commission expense as it is earned by its employees. For orders recorded in fiscal year 2003, commissions were earned as revenue from the respective order is recognized. For orders recorded in fiscal year 2004, commissions are earned by the employee over a period of time, typically over two to six quarters, depending on the size of the respective orders. As a result, the commission expense for the fiscal 2004 plan is recorded when the employee has earned the commission which coincides with the timing of the payment to the employee. These payments are spread evenly over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2002 and fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses in the accompanying condensed consolidated financial statements. Net prepaid commissions on orders received during fiscal year 2002 and fiscal year 2003 totaled $3.5 million at September 30, 2003 and $0.6 million at March 31, 2003.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, current market trends and for larger accounts, the ability of the customer to pay outstanding balances. When revenue is recognized, the Company has assessed the resultant accounts receivable as collectible. Thereafter, the Company reviews whether the accounts receivable is collectible and the adequacy of its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for probability of collection. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The investments are carried at cost and are included in other assets in the consolidated balance sheets.

The Company has investments in two companies that are classified under the cost method. These investments have been written down to $0. The Company also has investments in three companies that are accounted for under the equity method. For its investments classified under each of these methods, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information requested from these privately held companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines that an other-than-temporary decline exists in the fair value of an investment, the Company writes down the investment to its fair value and records the related write-down as an investment loss in other income (expense) in its consolidated statements of operations.

The Company has consolidated the operating results of one of its equity investments based on the effective control, which the Company exerts over the investee and the risk of loss associated with this investment.

During the quarter ended September 30, 2003, the Company wrote down one of its strategic investments by $69,000. For the six months ended September 30, 2003, the Company wrote down $0.8 million. At September 30, 2003 and March 31, 2003, the carrying value of the strategic investments was $1.3 million and $0.9 million.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Deferred compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on an accelerated basis over the vesting period of the stock award.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.”

As the exercise price of all options granted under the 1997, 1998 and 2001 stock incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost, other than acquisition-related compensation, is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, as amended, to employee options granted under the stock option plans and under the Company’s Employee Stock Purchase Plan, collectively called “options.” For purposes of this pro-forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$3,415	$699	$3,488	$757
Add: Stock-based employee compensation expense included in reported net income	1,758	730	5,740	2,631
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,187)	(1,549)	(11,372)	(3,025)

Pro forma	$(14)	$(120)	$(2,144)	$363

Net income (loss) per share, basic:
As reported	$0.11	$0.02	$0.12	$0.03

Pro forma	$0.00	$0.00	$(0.07)	$0.01

Net income (loss) per share, diluted:
As reported	$0.09	$0.02	$0.09	$0.02

Pro forma	$0.00	$0.00	$(0.07)	$0.01

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during the three months ended September 30, 2003 and 2002, was $9.05 and $8.08, respectively. The weighted average fair value per option at the date of grant for options granted to employees during the six months ended September 30, 2003 and 2002, was $8.72 and $8.73, respectively. The Black-Scholes option pricing model was used to calculate the fair value of options at the date of grant using the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Stock options:
Risk-free interest	2.41%	2.89%	2.31%	3.09%
Expected life	4.75 years	4.75 years	4.75 years	4.75 years
Expected dividend yield	0%	0%	0%	0%
Volatility	77%	79%	76%	79%

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Employee stock purchase plans:
Risk-free interest	1.38%	1.71%	1.32%	1.73%
Expected life	.59 years	.25 years	.49 years	.32 years
Expected dividend yield	0%	0%	0%	0%
Volatility	68%	79%	69%	79%

Cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2003 and March 31, 2003, cash equivalents consisted primarily of corporate bonds, municipal bonds and money market funds.

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Net Unrealized Gains	Net Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2003
Classified as current assets:
Cash	3,452	—	—	3,452
Money market funds	2,854	—	—	2,854
Short-term municipal obligations	58,450	—	—	58,450
Corporate bonds	3,058	1	—	3,059

	67,814	1	—	67,815
Classified as non-current assets:
Debt securities	27,864	18	—	27,882

Total	95,678	19	—	95,697

	Cost	Net Unrealized Gains	Net Unrealized Loss	Estimated Fair Value
	(In Thousands)
September 30, 2003
Classified as current assets:
Cash	4,527	—	—	4,527
Money market funds	4,303	—	—	4,303
Short-term municipal obligations	81,050	—	—	81,050
Commercial paper	7,350	—	—	7,350
Corporate bonds	—	—	—	—

	97,230	—	—	97,230
Classified as non-current assets:
Debt securities	119,863	156	—	120,019

Total	217,093	156	—	217,249

Restricted cash

Included in other non-current asset, current assets and long-term investments on the condensed consolidated balance sheets at September 30, 2003 and March 31, 2003 is restricted cash of $667,000 and $517,000, respectively, to support letters of credit for security deposits on leased facilities. The deposits are required for the three-year and five-year terms of the leases. Restricted cash is included in other assets or other current assets based on the expected term for the release of the restriction.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at the current rates of exchange at the applicable balance sheet date, and revenue and expense items are translated using average exchange rates during the period.

Comprehensive income

Comprehensive income includes net income attributed to common stockholders, unrealized loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income	$3,415	$699	$3,488	$757
Unrealized gain on available-for-sale investments	71	—	(156)	—
Foreign currency translation adjustments	(323)	(219)	346	(75)

Comprehensive income	$3,163	$480	$3,678	$682

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company) for any variable interest entities or potential variable interest entities created before February 1, 2003. The Company is studying the impact of FIN 46 on its consolidated financial position, results of operations and cash flows.

Note 2. Basic and Diluted Net Income Per Share

The Company computes net income per share in accordance with SFAS 128, “Earnings per Share.” Basic net income per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and convertible debt using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and six months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares used to calculate basic net income per share	30,255	30,182	30,264	30,006
Options outstanding using the treasury method	3,033	1,315	2,725	1,946
Redeemable convertible subordinated notes using the as-if-converted method	6,562	—	6,562	—
Warrants using the treasury method	25	61	24	78
Options exercised and unvested	189	342	113	404

Weighted average common and potential common shares used to calculate diluted net income per share	40,064	31,900	39,688	32,434

For the three and six months ended September 30, 2003, 541,520 and 346,770 shares, respectively, of common stock issuable under stock option plans were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. For the three and six months ended September 30, 2002, 641,134 and 415,876 shares, respectively, of common stock issuable under stock option plans were excluded from the computation of diluted net income per share. The weighted-average exercise price of such shares was $24.05 and $24.31 for the three and six months ended September 30, 2003, respectively. The weighted-average exercise price of such shares was $16.14 and $18.34 for the three and six months ended September 30, 2002, respectively.

Note 3. Commitments and Contingencies

Commitments

On July 10, 2003 the Company entered into an agreement to purchase a $1.0 million convertible note convertible into preferred or common stock from a private company. The Company has paid $250,000 in July 2003 and will pay $250,000 for each of the next three quarters.

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

From time to time, the Company is involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business.

Note 4. Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s President and Chief Operating Officer (“COO”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the COO reviews financial information on a basis consistent with that presented in the condensed consolidated financial statements.

Revenue from North America, Europe and the Asia Pacific region, which includes Japan, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
North America	$12,518	$12,565	$25,143	$25,126
Europe	3,409	2,577	8,500	5,612
Japan	9,204	2,437	13,838	4,512
Asia Pacific	686	192	1,149	644

	$25,817	17,771	$48,630	$35,894

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
North America	48%	70%	52%	70%
Europe	13	15	18	16
Japan	36	14	28	12
Asia Pacific	3	1	2	2

	100%	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Customer A	15%	6%	16%	6%
Customer B	18	—	13	—
Customer C	14	7	14	7
Customer D	9	10	10	11
Customer E	5	18	5	15

Substantially all of the Company’s long-lived assets are located in the United States.

Note 5. Restructuring Charge

The Company incurred restructuring charges in the third quarter ended December 31, 2002 in the amount of $0.7 million related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of September 30, 2003, all 32 employees were terminated and the Company paid $0.6 million in termination costs. As of September 30, 2003, $85,000 relating to the remaining termination costs is included in accrued expenses in the condensed consolidated financial statements.

Note 6. Asset Purchase of VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $0.2 million, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.6 million in cash, including the cancellation of indebtedness of $0.3 million of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The purchase price was allocated to capitalized software, which has an estimated life of three years.

Under SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” amortization is based on the greater of the ratio of current gross revenue of the related product to current and anticipated future gross revenues or on a straight-line method over the remaining estimated economic life. As of September 30, 2003, the Company has amortized $0.5 million of the value of the capitalized software on a pro-rated straight-line basis and the remaining unamortized balance of $1.1 million is included in other assets in the accompanying consolidated balance sheet as of September 30, 2003.

In connection with the November 2002 acquisition, the Company entered into an earn-out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn out arrangement, these individuals have the right to receive 272,998 shares of the Company’s common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow, to be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares were issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002 and the second milestone was completed on September 15, 2003. The Company expects that the remaining milestone will be met and accordingly has remeasured the value of the contingent consideration for the three months ended September 30, 2003 and recorded $1.3 million in additional stock-based compensation expense.

Note 7. Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.2 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fee and issuance costs over the life of the Notes using the effective interest method. As of September 30, 2003, approximately $0.4 million of transaction fees had been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the Notes, the Company undertook the following additional transactions concurrent with the issuance of the Notes:

•	The Company repurchased approximately 1.1 million shares of its common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

•	The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the Notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That net cost consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant.

Note 8. Stockholder’s Equity Transactions and Additional Paid in Capital Reconciliation

As previously discussed in detail in other notes to these condensed financial statements, the following is a summary of the significant transactions which were recorded in additional paid-in-capital for the six months ended September 30, 2003:

Balance at April 1, 2003	$228,400
Issuance of common stock under stock incentive plans	11,008
Retirement of treasury stock	(408)
Purchase of hedging instrument (Note 7)	(56,154)
Proceeds from issuance of warrant (Note 7)	35,904
Repurchase of stockholder note	(1,800)
Repurchase of common stock (Note 7)	(19,980)
Issuance of common stock in connection with Aplus acquisition (Note 9)	7,882
Effect of stockholder note repurchase	2,828
Issuance and remeasurement of unvested restricted stock in connection with the Veratest acquisition (Note 6)	2,809
Reversal of stock-based compensation for terminated employees	(128)

Balance at September 30, 2003	$210,361

Note 9. Business Combination

On June 10, 2003, the Company entered into an agreement (the “Aplus Agreement”) to acquire Aplus Design Technologies, Inc. (“Aplus”). Aplus designs and develops physical synthesis and physical prototyping solutions for programmable structured logic devices. The Company expects an increase in the number of embedded programmable devices on large ASIC devices and that the integration of the Aplus technology with Magma tools will allow the customers to address these embedded programmable structured logic devices in a single tool flow. The transaction was completed on July 1, 2003 and the results of operations from Aplus have been included in Magma’s results of operations thereafter.

In accordance with the Aplus Agreement, the Company acquired all the outstanding shares of Aplus and may issue up to 1,079,420 shares of the Company’s common stock and may make up to $4.5 million in cash payments, if all the earn-out milestones set forth in the Aplus Agreement are achieved by fiscal year 2005. The purchase price was determined to be approximately $22.6 million, based on the price per share of the Company’s common stock at the closing of the acquisition. Aplus has met two bookings and two technology earn-outs. To date, the Company has paid approximately $1.8 million in cash and issued 472,247 shares of the Company’s common stock. The remaining balance of the purchase consideration is payable pursuant to earn-out arrangements under which an additional 3% of the total merger consideration will be payable based upon Aplus bookings in fiscal 2004, 22% will be payable upon completion of certain technology milestones, and 30% will be payable based on operating income targets for fiscal year 2005. Upon achievement of the milestones, the Company will recognize a higher purchase price equal to the fair value of the cash paid and the Company’s common stock issued to Aplus shareholders on the date the milestones are achieved. The Company included the weighted average number of shares issued in the second quarter of fiscal 2004 in connection with the acquisition in their earnings per share calculation.

The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $22.6 million. The Company engaged an independent valuation expert to perform the valuation using a discounted cash flow methodology. As a result of this analysis of the acquired assets and liabilities, the Company determined that there was no acquired in process research and development and that all of the future cash flows were attributable to the acquired completed software technology.

The approximate purchase price (in thousands):

Purchase Price	$22,484
Estimated transaction and other direct acquisition costs	160
$22,644

The total purchase price was allocated as follows:

Historical net tangible assets at July 1, 2003	$72
Software	22,572
Total	$22,644

The following unaudited pro forma summary presents the consolidated results of operations as if the Aplus acquisition had occurred at the beginning of the three and six month periods ended September 30, 2003 and for the year ended March 31, 2003. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

(In thousands, except per share data)	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003	Year Ended March 31, 2003

Net revenue	$25,880	$48,693	76,092

Net income	$2,650	$2,723	2,797

Net income per share—basic	$0.09	$0.09	0.09

Net income per share—diluted	$0.07	$0.07	0.09

Note 10. Subsequent Events

Acquisition of Silicon Metrics Corporation (“Silicon Metrics”)

On October 17, 2003, the Company acquired Silicon Metrics, pursuant to an Agreement and Plan of Merger and Reorganization dated October 16, 2003. Pursuant to the Silicon Metrics merger agreement, a wholly-owned subsidiary of the Company merged with and into Silicon Metrics, with Silicon Metrics continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Silicon Metrics develops characterization and modeling software for chip design.

The Company agreed to pay $18.0 million in cash to Silicon Metrics’ security holders, including approximately $2.6 million payable to participants in a Silicon Metrics acquisition bonus plan. Of the $18.0 million, the Company paid $5.0 million to Silicon Metrics on October 20, 2003. In addition, the Company may be required to pay up to $14.0 million in contingent cash consideration pursuant to an earn-out schedule, a portion of which may become payable to participants in the Silicon Metrics acquisition bonus plan. Pursuant to the terms of the Silicon Metrics merger agreement, $2.6 million of the consideration was retained by the Company in a segregated bank account to secure certain indemnification obligations of the Silicon Metrics stockholders and bonus plan participants. The acquisition of Silicon Metrics will be accounted for as a purchase and the results of operations will be included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition of Random Logic Corporation (“Random Logic”)

On October 20, 2003, the Company acquired Random Logic, pursuant to an Agreement and Plan of Merger (the “RLC Merger Agreement”) dated October 18, 2003. A wholly-owned subsidiary of the Company merged with and into Random Logic, with Random Logic continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Random Logic is the developer of the parasitic extraction software product QuickCap™ .

The Company paid $20.0 million in cash to Random Logic security holders in October 2003. Pursuant to the terms of the RLC Merger Agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders. The acquisition of Random Logic will be accounted for as a purchase and the results of operations will be included in the Company’s consolidated financial statements from the date of acquisition. Random Logic will be included in the Company’s consolidated financial statements from the date of acquisition.

Technology License Agreement

On October 20, 2003, the Company entered into an agreement (the “Circuit Semantics Agreement”) with Circuit Semantics, Inc. (“Circuit Semantics”) to license all of Circuit Semantics’ patents (the “Patents”), with a twenty-four month option to acquire the Patents and all related rights. Circuit Semantics develops in-place cell characterization and chip-level timing analysis for structured-custom methodologies.

Under the Circuit Semantics Agreement, Circuit Semantics granted the Company a royalty free license to all of its Patents and Patent applications for $9 million in cash, which was paid in October 2003. In addition, the Company received a twenty-four month option to acquire all Patents and all related rights for $300,000 in cash.

Acquisition of Pleiades Design and Test Technologies, Inc. (“PDAT”)

On November 6, 2003, the Company acquired PDAT, pursuant to an Agreement and Plan of Merger (the “PDAT Merger Agreement”) dated November 5, 2003. PDAT develops memory built-in self test technology used in the design of system-on-a-chip semiconductors.

The Company paid $0.2 million in cash to PDAT security holders on November 6, 2003. Pursuant to the terms of the PDAT Merger Agreement, the Company may be required to pay up to $.35 million in contingent cash consideration pursuant to a technology milestone. PDAT will be included in the Company’s consolidated financial statements.

We have paid approximately $34 million for the acquisitions to date and expect to pay an additional $13 million within the next quarter. The remaining $14.4 million will be paid as the milestones are achieved. These acquisitions have been funded from our cash reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout the Management’s Discussion section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or the negative of such words, or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; the continuing impact of the economic recession; effects that terrorist activities or events in the Middle East may have on Magma, its customers and industry; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to successfully manage Magma’s expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

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

Acquisitions

Recently, we have acquired several companies and purchased technologies to enable us to expand our served available markets into sign-off quality tool sets for chip timing and parasitic extraction and in library model generation and development. These acquisitions were intended to support our leading technology position in the electronic design automation, or EDA, industry. These acquisitions are likely to increase our general and administrative expenses in the short term.

On July 1, 2003, we completed our acquisition of Aplus Design Technologies, Inc., which designs and develops physical synthesis and physical prototyping solutions for programmable devices. Under our agreement with Aplus, we may issue up to 1,079,420 shares of Magma common stock and will make up to $4.5 million in cash payments between the closing and fiscal year 2005, if all the earn-out milestones set forth in the agreement with Aplus are achieved.

On October 17, 2003, we acquired Silicon Metrics. Our wholly-owned subsidiary merged with and into Silicon Metrics, with Silicon Metrics continuing as the surviving corporation and a our wholly-owned subsidiary. We agreed to pay $18.0 million in cash to Silicon Metrics security holders, including approximately $2.6 million payable to participants in a Silicon Metrics bonus plan. In addition, we may be required to pay up to $14.0 million in contingent cash consideration pursuant to an earn-out schedule, a portion of which may become payable to participants in the Silicon Metrics bonus plan. The earn-outs will be based upon revenue contribution at September 30, 2004 and March 31, 2005. Pursuant to the terms of the agreement, we retained $2.6 million of the consideration in a segregated bank account to secure certain indemnification obligations of the Silicon Metrics stockholders and bonus plan participants. Silicon Metrics develops characterization and modeling software for chip design.

On October 20, 2003, we acquired Random Logic, which merged with and into our wholly-owned subsidiary, with Random Logic continuing as the our wholly-owned subsidiary. We paid $20.0 million in cash to Random Logic security holders, $5.0 million of which was withheld and placed in an escrow account to secure certain indemnification obligations of Random Logic’s shareholders.

On October 20, 2003, we entered into an agreement with Circuit Semantics to license all of its patents, with a 24-month option to acquire those patents and related rights. Under the Circuit Semantics agreement, Circuit Semantics granted us a royalty-free license to all of its patents and patent applications for $9.0 million in cash, which was paid in October 2003. In connection with the agreement with Circuit Semantics, we hired certain technology personnel from Circuit Semantics for our development team.

On November 6, 2003, we acquired PDAT, which merged with and into our wholly-owned subsidiary, with PDAT continuing as the surviving corporation and our wholly-owned subsidiary. On November 6, 2003, we paid $0.2 million in cash to PDAT security holders.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 5460 Bayfront Plaza, Santa Clara, California 95054 and our telephone number is (408) 565-7500.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts, investments, deferred taxes and valuation of long-lived assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, as modified by SOP 98-9, which generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, maintenance, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred until the delivery of the element and the remaining portion of the license fee is recognized as revenue.

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

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where less than 100% of the license, services and initial post contract support is due in one year from the contract date—we recognize revenue to the extent of the lesser of the portion of the amount presently due and payable or the ratable portion of the entire fee.

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

If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied.

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

To date our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

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

We also invest in companies that may be classified as variable interest entities. These companies would then be included in our consolidated statement of operations.

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

During the second quarter of fiscal 2004, we entered into an agreement to purchase a $1.0 million convertible note that is convertible into preferred or common stock in a private company. We paid $250,000 in August 2003 and will pay $250,000 for each of the next three quarters. In addition, during the first half of fiscal 2004, we determined that the decline in value of certain strategic investments was other-than-temporary and recorded write-downs of these investments totaling $0.8 million. The carrying value of all strategic investments at September 30, 2003 was $1.3 million.

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

Valuation of Long-Lived Intangible Assets

As we acquire intangible assets through acquisitions, we will review long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in greater impairment charges, which would decrease reported net income and result in lower asset carrying values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, which would result in higher reported net income and higher asset carrying values. At September 30, 2003, we had $10.3 million in capitalized software on our balance sheet. We anticipate that we will have significant goodwill and other purchase intangibles, including capitalized software in the future as a result of our recent acquisitions.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Licenses	88%	83%	89%	78%
Services	12	17	11	22

Total revenue	100	100	100	100

Cost of revenue	15	19	15	17

Gross profit	85	81	85	83

Operating expenses:
Research and development	24	25	22	27
Sales and marketing	32	39	32	36
General and administrative	9	12	10	12
Amortization of stock-based compensation	7	4	12	8

Total operating expenses	72	80	76	83

Operating income	13	1	9	0
Other income (expense), net	3	4	1	3

Net income before income taxes	16	5	10	3
Income taxes	(3)	(1)	(3)	(1)

Net income	13%	4%	7%	2%

Revenue

Revenue increased 45%, from $17.8 million for the three months ended September 30, 2002 to $25.8 million for the three months ended September 30, 2003, due to an increase in license revenue. Of the $25.8 million of revenue recognized during the quarter ended September 30, 2003, approximately 67% represents revenue recognized from orders signed before the second quarter of fiscal year 2004 and approximately 33% represents revenue recognized from new orders signed in the second quarter of fiscal 2004. Revenue increased 35%, from $35.9 million for the six months ended September 30, 2002 to $48.6 million for the six months ended September 30, 2003 due to sales to new customers and sales of additional licenses, and new products to our existing customers. Revenue from outside North America increased 155% for the three-month period ended September 30, 2003, and 118% for the six-month period ended September 30, 2003, compared with the three- and six-month periods ended September 30, 2002.

Our revenue consists of perpetual, bundled and unbundled time-based license agreements. Certain significant contracts with extended payment terms entered into in recent quarters provide for payments, which are weighted towards the latter part of the contract term. In accordance with our revenue recognition policy, if the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term. Our ability to recognize revenue in the future on contracts with extended payment terms will be subject to the customers’ continuing credit-worthiness. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased 55%, from $14.7 million for the three months ended September 30, 2002 to $22.8 million for the three months ended September 30, 2003. License revenue increased 54%, from $28.1 million for the six months ended September 30, 2002 to $43.4 million for the six months ended September 30, 2003. The increases were primarily due to increased license revenue from our design and implementation software products. Specifically, our license revenue benefited from the introduction of Blast Fusion APX as well as from existing products, such as Blast Fusion, Blast Plan and Blast Noise and to a lesser extent from new products (Blast Create and Blast RTL). We expect license revenue to increase in absolute dollars, but to remain flat or slightly decrease as a percentage of total revenue.

Services revenue

Services revenue decreased 3%, from $3.1 million for the three months ended September 30, 2002 to $3.0 million for the three months ended September 30, 2003. For the six months ended September 30, 2003, service revenue decreased 33% from $7.8 million for the six months ended September 30, 2002 to $5.3 million, primarily from fewer new customer design services engagements. We have withdrawn from the sale of design services, except when we pass those sales on to approved third party design centers. We expect service revenue to increase in absolute dollars, but to remain flat or slightly increase as a percentage of total revenue.

Cost of Revenue

Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and associated with post-contract customer support and consulting services. Cost of revenue increased from $3.4 million, or 19% of total revenue, for the three months ended September 30, 2002, to $3.9 million, or 15% of total revenue, for the three months ended September 30, 2003. Cost of revenue increased from $6.2 million, or 17% of total revenue, for the six months ended September 30, 2002 to $7.1 million, or 15% of total revenue, for the six months ended September 30, 2003. These increases were primarily due to costs associated with additional support personnel required by our expanding customer base. Although we expect cost of revenue to increase in absolute dollars and that these costs will fluctuate as a percentage of total revenue, our objective is to reduce these costs as a percentage of total revenue.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, along with depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development expense increased from $4.4 million, or 25% of total revenue, for the three months ended September 30, 2002 to $6.0 million, or 24% of total revenue, for the three months ended September 30, 2003. Research and development expenses increased from $9.8 million, or 27% of total revenue, for the six months ended September 30, 2002 to $11.0 million, or 22% of total revenue, for the six months ended September 30, 2003. The six-month increase was primarily due to increases in support services of $1.9 million, payroll related expenses of $0.4 million, and office-related expenses of $0.1 million and an equity investment expense of $0.2 million. These increases were partially offset by decreases in professional services of $1.2 million and depreciation expense of $0.2 million. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, trade shows and other marketing activities. Sales and marketing expense increased from $6.9 million, or 39% of total revenue, for the three months ended September 30, 2002 to $8.3 million, or 32% of total revenue, for the three months ended September 30, 2003. Sales and marketing expenses increased from $12.9 million, or 36% of total revenue, for the six months ended September 30, 2002 to $15.4 million, or 32% of total revenue, for the six months ended September 30, 2003. The six-month increase of $2.5 million was primarily due to increases in net payroll related expenses of $4.3 million from additional personnel and commission expense and $0.5 million in travel expenses. These increases were partially offset by a decrease of $2.3 million in our support services. Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased from $2.1 million, or 12% of total revenue, for the three months ended September 30, 2002 to $2.4 million, or 9% of total revenue, for the three months ended September 30, 2003. General and administrative expenses increased from $4.3 million, or 12% of total revenue, for the six months ended September 30, 2002 to $4.8 million, or 10% of total revenue, for the six months ended September 30, 2003. The net six-month increase of $0.5 million was attributable to increases of $1.5 million in support service expenses, insurance expense of $0.2 million and office-related expenses of $0.4 million. These increases were offset by decreases in payroll related expense of $1.0 million and depreciation expense of $0.6 million. Although we expect general and administrative expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Amortization of stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date. Options granted to officers and employees generally vest over four years, with 25% vesting after one year and the remainder ratably over the remaining 36 months. Amortization of stock-based compensation was $1.8 million, or 7% of total revenue, for the three months ended September 30, 2003 and $0.7 million, or 4% of total revenue, for the three months ended September 30, 2002. Amortization of stock-based compensation was $5.7 million, or 12% of total revenue, for the six months ended September 30, 2003 and $2.6 million, or 8% of total revenue, for the six months ended September 30, 2002. For the six months ended September 30, 2003, stock-based compensation included $2.8 million of expense related to the acquisition of VeraTest and $2.4 million related to a stock grant issued to our President and director, Roy Jewell.

Other Income (Expense), Net

Other income (expense), net was $0.8 million for the three months ended September 30, 2003 and $0.6 million for the three months ended September 30, 2002. For the six months ended September 30, 2003 and 2002, other income (expense) was, net $0.6 million and $1.0 million, respectively. For the three months ended September 30, 2003 and 2002, interest income was $0.6 million for both quarters. For the six months ended September 30, 2003 and 2002, interest income was $1.2 million and $1.0 million, respectively. Interest expense increased from ($1,000) for the three months ended September 30, 2002 to ($0.2) million for the three months ended September 30, 2003. For the six months ended September 2003 and 2002, interest expense was ($0.3) million and ($3,000), respectively. Interest expense for the six months ended September 30, 2003 included $0.4 million of amortization for the transaction fee related to our offering of $150 million principal amount of convertible subordinated notes. Other income (expense) for the three months ended September 30, 2003 and 2002 was $0.4 million and $0, respectively. For the six months ended September 30, 2003 and 2002 other income (expense) was ($0.3) million and $0. Other income (expense) included impairment charges of $0.8 million related to two of our strategic investments and $0.5 million for a foreign exchange gain for the six months ended September 30, 2003.

Income Taxes

From inception through September 30, 2003, we incurred a cumulative net loss for federal and state tax purposes. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the six months ended September 30, 2003, the tax provision of $1.6 million included $0.6 million for foreign income taxes, $0.4 million for federal income taxes, and $0.6 million for state income taxes. For the six months ended September 30, 2002, the tax provision of $0.3 million included foreign income taxes of $0.2 million and state income taxes of $0.1 million.

Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents were $97.2 million, and working capital was $100.5 million.

Net cash provided by operating activities was $9.3 million for the six months ended September 30, 2003, compared to net cash used of $0.2 million for the six months ended September 30, 2002. For the six months ended September 30, 2003, cash flow from operating activities included increases in deferred revenue of $3.2 million and in accrued expenses of $2.5 million. These increases were offset by decreases in accounts receivable of $3.2 million, in prepaid expenses of $3.5 million and in other assets of $1.7 million. For the six months ended September 30, 2002, cash flow from operating activities included an increase in cash from accounts receivable of $1.0 million and in accounts payable of $0.3 million. These increases were offset by decreases in cash from accrued expenses of $3.9 million and deferred revenue of $3.7 million. In addition, significant non-cash related adjustments for the six months ended September 30, 2003 and 2002 included depreciation and amortization of $2.6 million and $2.4 million, amortization of stock-based compensation of $5.7 million and $2.6 million and provisions for doubtful accounts of $0.2 million and $0.4 million, respectively.

Net cash used by investing activities was $92.7 million for the six months ended September 30, 2003, compared to net cash provided of $11.0 million for the six months ended September 30, 2002. Of the cash used by investing activities for the six months ended September 30, 2003, $94.0 million was used for the purchase of investments and $4.0 million was used for purchases of property and equipment, offset by cash provided by investing activities including $5.0 million in proceeds from sale of investments and $0.4 million provided from other assets. For the six months ended September 30, 2002, $13.5 million in cash was provided from proceeds from sales of short-term investments, offset by purchases of property and equipment of $2.0 million and purchases of other assets of $0.5 million.

Cash provided by financing activities was $116.2 million and $2.3 million for the six months ended September 30, 2003 and September 30, 2002, respectively. Cash provided by financing activities for the six months ended September 30, 2003 consisted of net proceeds from convertible subordinated notes of $145.2 million and cash received from exercises of stock options of $11.0 million. Partially offsetting those amounts, we repurchased 1,110,000 shares at $18 per share for an aggregate amount of $20.0 million. We also used $56.2 million for the purchase of a hedge instrument and sold a warrant for $35.9 million related to our issuance of convertible subordinated notes. For the six months ended September 30, 2002, the cash provided of $2.3 million was proceeds from the exercise of stock options.

On May 22, 2003, we completed an offering of our $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to Magma of approximately $145.2 million. The notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The notes are subordinated to Magma’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. Magma may not redeem the notes prior to their maturity date. We paid approximately $4.5 million in fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. We are amortizing the transaction fees and issuance costs over the life of the notes using the interest-rate method. As of September 30, 2003, approximately $0.4 million of the transaction fees have been amortized. The shares issuable on the conversion of the notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the notes, we entered into additional transactions concurrent with the issuance of the notes, as follows:

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

As of September 30, 2003, our principal source of liquidity consisted of $97.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us or may not be available in amounts or on terms acceptable to us.

The following summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$12.4	$1.5	$3.5	$3.8	$3.6
Convertible subordinated note	$150.0	$—	$—	$150.0	$—
Investment commitment	$0.8	$0.8	$—	$—	$—

We recently acquired Silicon Metrics Corporation, Pleiades Design and Test Technologies, Inc., Random Logic Corporation, and licensed certain intellectual property from Circuit Semantics, Inc. The aggregate purchase price of these acquisitions is up to approximately $61 million, including $14.4 million in contingent deferred consideration. We have paid approximately $34 million for the acquisitions to date and expect to pay an additional $13 million within the next quarter. The remaining $14.4 million will be paid as the milestones are achieved. These acquisitions have been funded from our cash reserves.

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions are effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. In June 2003, the FASB issued a FASB Staff Position, which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for us) for any variable interest entities or potential variable interest entities created before February 1, 2003. We are studying the impact of FIN 46 on our consolidated financial position, results of operations and cash flows.

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

We have a history of losses prior to fiscal 2003 and had an accumulated deficit of approximately $115.1 million as of September 30, 2003; if we do not increase profitability, the public trading price of our stock price would be likely to decline.

We had an accumulated deficit of approximately $115.1 million as of September 30, 2003. Although we achieved profitability in fiscal 2003, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

As of September 30, 2003, we had approximately $230.0 million in backlog, which we define as non-cancelable contractual commitments by our customers, through purchase orders or contracts that have no contingencies other than our performance. We expect that we will ultimately be able to recognize this backlog as revenue. However, if a customer defaults and fails to pay amounts owed, we may not be able to recognize expected revenue from backlog. In the current economic environment it is possible that customers from whom we expect to derive revenue from backlog will default or that the level of defaults will increase. Any material payment default by our customers could reduce the amount of backlog we recognize as revenue and could have a material adverse effect on our financial condition and results of operations.

Our lengthy and unpredictable sales cycle, and the large size of some orders, makes it difficult for us to forecast revenue and increases the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking it against our competition. As the complexity of the products we sell increases, we expect the sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. In the six months ended September 30, 2003, we had four customers that each accounted for more than 10% of our revenue and that together accounted for approximately 53% of our revenue. In the six months ended September 30, 2002, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 26% of our revenue.

We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, or fails to renew licenses, our business and operating results will be harmed.

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

Implementing rigorous internal control over financial reporting is difficult and time-consuming and if we are not able to ensure effective control, investor confidence may weaken and the trading price of our common stock may decline.

We have experienced difficulties in completing our quarterly and year-end financial closing process without adjustments proposed by our independent auditor. Adjustments have related to matters such as revenue recognition, accounts payable, accrued liabilities, prepaid commissions and strategic investments. Although we have taken steps to improve the design and implementation of internal control over financial reporting as it relates to our financial closing process, we cannot assure you that these steps will be successful. In addition, we may encounter unexpected difficulties with internal control over financial reporting. If our internal control system is not effective, we may encounter difficulties with the maintenance of records, recording of transactions in accordance with generally accepted accounting principles and our policies, or assurance about prevention or detection of unauthorized use of our assets. Failing to maintain an effective system of internal control could cause a loss of investor confidence in our reported results and harm our stock price.

We compete against companies that hold a large share of the electronic design automation market. If we cannot compete successfully, we will not gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, formal verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Examples of acquisitions by our competitors include Synopsys’ acquisition of Avant! and Cadence’s acquisitions of Get2Chip, Silicon Perspective, Plato, Simplex, K2 Technologies, Verplex and Cadmos. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from gaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We may not be successful in integrating the operations of acquired companies and acquired technology.

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. We cannot assure you that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Silicon Metrics Corporation, or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new productsin a timely manner, our reputation and our business will suffer.

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

We generated 48% of our total revenue from sales outside North America for the six months ended September 30, 2003, compared to 30% in the six months ended September 30, 2002. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

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

These legal protections afford only limited protection for our technology. In addition, rights that may be granted under any patent application that may issue in the future may not provide competitive advantages to us. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable. It is possible that:

•	our pending U.S. and non-U.S. patents may not be issued;

•	competitors may design around our present or future issued patents or may develop competing non-infringing technologies;

•	present and future issued patents may not be sufficiently broad to protect our proprietary rights; and

•	present and future issued patents could be successfully challenged for validity and enforceability.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of September 30, 2003, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point decrease in interest rates would result in an approximate $1.9 million decline (less than 1%) in the fair value of our available-for-sale securities.

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

Credit Risk

We completed an offering on May 22, 2003 of $150 million principal amount of convertible subordinated notes due May 15, 2008. Concurrent with the issuance of the convertible notes, we entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston International. Both the bond hedge and warrant transactions may be settled at our option either in cash or net shares and expire on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Credit Suisse First Boston International and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of September 30, 2003, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective for this purpose.

Internal Control over Financial Reporting

Regulations under the Securities and Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In connection with their evaluation of our disclosure controls and procedures as of September 30, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the period that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have:

•	continued to execute the plan and program to upgrade and further automate our financial reporting procedures which we initiated in the prior quarter. As a result, we have upgraded our software system for financial reporting, improved our financial closing process, and formalized financial reporting procedures; and

•	hired an individual in finance and accounting that is responsible for corporate and international financial reporting to facilitate the implementation of our plan.

We intend to continue to enhance our financial controls and reporting procedures, by hiring additional accounting and finance personnel and further formalizing our financial reporting controls and procedures through the remainder of the fiscal year.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Magma’s quarterly report on Form 10-Q for the period ended June 30, 2003 provides information regarding a settlement agreement between Magma and Prolific, Inc.

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

Item 2. Changes in Securities or Use of Proceeds

Recent Sales Of Unregistered Securities

During the quarter ended September 30, 2003, we issued an aggregate of 151,119 shares of our common stock in connection with the acquisition of Aplus Design Technologies, Inc., for a total of 472,247 shares issued to date in connection with that acquisition. We may issue up to 607,173 additional shares of our common stock upon the achievement of the earn-out milestones set forth in the Aplus acquisition agreement. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D thereof.

Item 4. Submission of Matters to a Vote of Security Holders.

Magma’s Annual Meeting of Stockholders was held on August 29, 2003. There were three matters voted on at the Annual Meeting of Stockholders. A brief description of each of these matters, and the results of the votes thereon, are as follows:

1. Election of Directors.

Nominee	For	Withheld
Timothy J. Ng	24,858,828	2,603,885
Chet Silvestri	24,885,342	2,577,371

2. Amendment of the 2001 Stock Incentive Plan to change the vesting applicable to annual non-employee director grants.

For	Against	Abstain	Broker Non-Votes
17,426,645	10,022,215	13,853	—

3. Ratification of the appointment of PricewaterhouseCoopers LLP as the registrant’s independent accountants for the fiscal year ending March 31, 2004.

For	Against	Abstain	Broker Non-Votes
26,988,350	472,595	1,768	—

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents (incorporated by reference to the exhibit of the same number to the Company’s Form 8-K filed on October 31, 2003).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

10.1	The Company’s 2001 Stock Incentive Plan, as amended through August 29, 2003.

10.2	Lease for corporate headquarters, dated June 19, 2003, between the Company and 3Com Corporation.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

On July 14, 2003, Magma filed an Amendment to Form 8-K, for the sole purpose of filing the letter dated July 11, 2003, from KPMG to the Securities and Exchange Commission, relating to Magma’s Item 4 disclosure in the Form 8-K filed June 27, 2003.

On July 31, 2003, Magma furnished a current report on Form 8-K to provide under Item 12 Magma’s press release and conference call transcript in connection with its results of operation and fiscal condition for its fiscal quarter ended June 30, 2003. This Form 8-K is not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated into this or any other filing of the Company.

On August 15, 2003, Magma filed a current report on Form 8-K to provide under Item 5 a press release regarding Magma’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: November 14, 2003	By /s/ Gregory C. Walker
Gregory C. Walker
Senior Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents (incorporated by reference to the exhibit of the same number to the Company’s Form 8-K filed on October 31, 2003).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

10.1	The Company’s 2001 Stock Incentive Plan, as amended through August 29, 2003.

10.2	Lease for corporate headquarters, dated June 19, 2003, between the Company and 3Com Corporation.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.