Form 10-Q
period 2003-12-31
MAGMA DESIGN AUTOMATION INC
filed 2004-02-17
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

On February 11, 2004, 33,675,414 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$68,563	$64,756
Short-term investments	—	3,059
Accounts receivable, less allowance for doubtful accounts of $293 at December 31, 2003 and $531 at March 31, 2003, respectively	25,399	19,223
Prepaid expenses and other current assets	8,091	3,627

Total current assets	102,053	90,665
Property and equipment, net	13,853	5,808
Intangibles, net	29,471	1,352
Goodwill	32,663	—
Long-term investments	112,694	27,882
Other assets	5,666	1,771

Total assets	$296,400	$127,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,312	$1,384
Accrued expenses	15,387	7,711
Deferred revenue	18,113	12,539

Total current liabilities	35,812	21,634
Convertible subordinated notes	150,000	—
Deferred income taxes	4,640	—
Other long-term liabilities	461	72

Total liabilities	190,913	21,706

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 33,330,840 and 31,210,030 shares issued and 33,330,840 and 31,172,888 outstanding at December 31, 2003 and March 31, 2003, respectively	3	3
Additional paid-in capital	218,885	228,400
Deferred stock-based compensation	(1,031)	(1,638)
Notes receivable from stockholders	—	(2,037)
Accumulated deficit	(111,289)	(118,538)
Treasury stock at cost, 0 and 37,142 shares at December 31, 2003 and March 31, 2003, respectively	—	(408)
Accumulated other comprehensive loss	(1,081)	(10)

Total stockholders’ equity	105,487	105,772

Total liabilities and stockholders’ equity	$296,400	$127,478

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Licenses	$27,472	$17,243	$70,826	$45,310
Services	3,580	1,426	8,856	9,253

Total revenue	31,052	18,669	79,682	54,563
Cost of revenue (including $2 and $10 of stock-based compensation for the three months ended December 31, 2003 and 2002 and $8 and $52 for the nine months ended December 31, 2003 and 2002, respectively)	4,741	2,754	11,879	8,968

Gross profit	26,311	15,915	67,803	45,595

Operating expenses:
Research and development	7,510	4,299	18,537	14,077
Sales and marketing	10,038	6,113	25,441	19,027
General and administrative	2,961	3,938	7,798	8,269
Restructuring costs	—	727	—	727
In-process research and development	200	—	200	—
Amortization of intangible assets	584	—	584	—
Amortization of stock-based compensation*	923	1,467	6,656	4,060

Total operating expenses	22,216	16,544	59,216	46,160

Operating income (loss)	4,095	(629)	8,587	(565)

Other income (expense):
Interest income	691	419	1,934	1,447
Interest expense	(404)	(42)	(727)	(45)
Other income	379	—	45	—

Other income (expense), net	666	377	1,252	1,402

Net income (loss) before income taxes	4,761	(252)	9,839	837
Income taxes	(1,000)	(80)	(2,590)	(411)

Net income (loss)	$3,761	$(332)	$7,249	$426

Net income (loss) per common share
Basic	$0.12	$(0.01)	$0.23	$0.01

Diluted	$0.09	$(0.01)	$0.18	$0.01

Weighted average shares:
Basic	32,184	30,587	31,438	30,427

Diluted	42,035	30,587	41,075	32,134

* Operating expense classification of stock-based compensation amortization is as follows:
Research and development	$572	$1,120	$3,478	$1,721
Sales and marketing	74	153	254	1,298
General and administrative	277	194	2,924	1,041

	$923	$1,467	$6,656	$4,060

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$7,249	$426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,473	3,676
Provision for doubtful accounts	(258)	550
Amortization of debt issuance costs	589	—
In-process research and development	200	—
Loss on disposal of fixed assets	153	—
Loss on investments	(741)	—
Accrued interest on note receivable from stockholders	8	(196)
Amortization of stock-based compensation	6,664	4,112
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,286)	193
Prepaid expenses and other current assets	(3,072)	(315)
Other assets	3	—
Accounts payable	928	(409)
Accrued expenses	3,240	(1,698)
Deferred revenue	2,522	(1,525)
Other long-term liabilities	389	(34)

Net cash provided by operating activities	22,061	4,780

Cash flows from investing activities:
Purchase of property and equipment	(10,997)	(2,637)
Purchase of long-term investments	(100,643)	—
Acquisitions, net of cash acquired	(46,255)	—
Proceeds from the sale of investments	21,548	13,468
Change in restricted cash	(2,899)	—
Other assets	487	(2,460)

Net cash provided by (used in) investing activities	(138,759)	8,371

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	144,734	—
Repurchase of common stock	(19,980)	(3)
Proceeds from issuance of common stock	18,924	4,352
Purchase of hedging instruments	(56,154)	—
Payments for notes payable	(2,099)	—
Proceeds from issuance of warrant	35,904	—
Proceeds from repayment of notes receivable from stockholder	214	20

Net cash provided by financing activities	121,543	4,369

Effect of exchange rate changes on cash and cash equivalents	(1,038)	230

Increase in cash and cash equivalents	3,807	17,750
Cash and cash equivalents at beginning of period	64,756	78,478

Cash and cash equivalents at end of period	$68,563	$96,228

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(6,043)	$(948)

Settlement of note receivable from stockholder in connection with the purchase of common stock	$(3,566)	$—

Repurchase of common stock by reducing note receivable from stockholder	$—	$813

Offset of notes receivable from stockholders against amounts owed to stockholder	$—	$16

Cash paid for:
Taxes	$350	$411

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. The Company and Summary of Significant Accounting Policies

Basis of presentation

The interim condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on June 20, 2003. The accompanying condensed consolidated balance sheet at March 31, 2003 is derived from audited consolidated financial statements at that date. Certain amounts in the fiscal 2003 condensed consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

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

Revenue recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as modified by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post contract customer support (“PCS”), installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license agreement is recognized ratably over the term of the agreement. If evidence of fair value of all undelivered elements exists but evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered because there is no vendor specific objective evidence for the specific upgrade.

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

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of being invoiced to the customer. The Company will invoice all of the unbilled receivables within one year. As of December 31, 2003 and March 31, 2003, unbilled receivables were approximately $10.9 million and $6.8 million, respectively, and are included in accounts receivable on the condensed consolidated balance sheets at each of these dates.

Commission expense

The Company recognizes sales commission expense as it is earned by its employees. For orders recorded in fiscal year 2003, commissions were earned and expensed as revenue from the respective order was recognized. For orders recorded in fiscal year 2004, commissions are earned by the employee over a period of time, typically over two to six quarters, depending on the size of the respective orders. As a result, the commission expense for the fiscal 2004 plan is recorded when the employee has earned the commission which coincides with the timing of the payment to the employee. These payments are spread evenly over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2002 and fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses in the accompanying condensed consolidated financial statements. Net prepaid commissions on orders received during fiscal year 2002 and fiscal year 2003 totaled $3.2 million at December 31, 2003 and $0.6 million at March 31, 2003.

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

The Company has consolidated the operating results of one of its equity investments based on the effective control that the Company exerts over the investee and the risk of loss associated with this investment.

During the three months ended December 31, 2003, the Company wrote down two of its strategic investments by $0.3 million. For the nine months ended December 31, 2003, the Company wrote down its strategic investments by $1.1 million. At December 31, 2003 and March 31, 2003, the carrying value of the strategic investments was $1.7 million and $0.9 million, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	in thousands
Net income (loss):
As reported	$3,761	$(332)	$7,249	$426
Add: Stock-based employee compensation expense included in reported net income (loss)	925	1,477	6,664	4,112
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,082)	(3,322)	(16,705)	(6,354)

Pro forma	$(396)	$(2,177)	$(2,792)	$(1,816)

Net income (loss) per share, basic:
As reported	$0.12	$(0.01)	$0.23	$0.01

Pro forma	$(0.01)	$(0.07)	$(0.09)	$(0.06)

Net income (loss) per share, diluted:
As reported	$0.09	$(0.01)	$0.18	$0.01

Pro forma	$(0.01)	$(0.07)	$(0.09)	$(0.06)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during the three months ended December 31, 2003 and 2002, was $8.62 and $4.99, respectively. The weighted average fair value per option at the date of grant for options granted to employees during the nine months ended December 31, 2003 and 2002, was $8.69 and $6.93, respectively. The Black-Scholes option pricing model was used to calculate the fair value of options at the date of grant using the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Stock options:
Risk-free interest	2.83%	1.93%	2.44%	2.53%
Expected life	3.39 years	4.75 years	3.12 years	4.75 years
Expected dividend yield	0%	0%	0%	0%
Volatility	52%	79%	70%	79%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Employee stock purchase plans:
Risk-free interest	1.21%	1.42%	1.23%	1.58%
Expected life	.81 years	.25 years	.61 years	.30 years
Expected dividend yield	0%	0%	0%	0%
Volatility	49%	79%	62%	79%

Cash equivalents, short-term and long-term investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2003 and March 31, 2003, cash equivalents consisted primarily of corporate bonds, municipal bonds and money market funds.

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2003
Classified as current assets:
Cash	$3,452	$—	$—	$3,452
Money market funds	2,854	—	—	2,854
Municipal obligations	58,450	—	—	58,450
Corporate bonds	3,058	1	—	3,059

	67,814	1	—	67,815
Classified as non-current assets:
Debt securities	27,864	18	—	27,882

Total	$95,678	$19	$—	$95,697

	Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2003
Classified as current assets:
Cash	$15,513	$—	$—	$15,513
Money market funds	3,350	—	—	3,350
Municipal obligations	46,700	—	—	46,700
Auction preferred	3,000	—	—	3,000

	68,563	—	—	68,563
Classified as non-current assets:
Debt securities	112,708	—	(14)	112,694

Total	$181,271	$—	$(14)	$181,257

Restricted cash

Included in other current and non-current assets on the condensed consolidated balance sheets at December 31, 2003 and March 31, 2003 is restricted cash of $2.6 million and $0.5 million, respectively. As of December 31, 2003, restrictions on cash related to $0.3 million for letters of credit for security deposits on leased facilities. The deposits are required for the five-year and seven-year terms of the leases. The remaining $2.6 million included in long-term investments related to the Silicon Metrics acquisition to secure certain indemnification obligations of the Silicon Metrics stockholders and bonus plan participants. Restricted cash is included in other current assets, other non-current assets and long-term investments based on the expected term for the release of the restriction.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at the current rates of exchange at the applicable balance sheet date, and revenue and expense items are translated using average exchange rates during the period.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss), unrealized loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$3,761	$(332)	$7,249	$426
Unrealized loss on available-for-sale investments	(170)	(30)	(33)	(30)
Foreign currency translation adjustments	(721)	334	(1,038)	260

Comprehensive income (loss)	$2,870	$(28)	$6,178	$656

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period ending after December 15, 2003 (December 31, 2003 for the Company) for any variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Note 2. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share.” Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury stock method and convertible debt using the as if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average common shares used to calculate basic net income (loss) per share	32,184	30,587	31,438	30,427
Options outstanding using the treasury method	3,011	—	2,933	1,661
Redeemable convertible subordinated notes using the as-if-converted method	6,562	—	6,562	—
Warrants using the treasury method	—	—	—	17
Options exercised and unvested	278	—	142	29

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	42,035	30,587	41,075	32,134

For the three and nine months ended December 31, 2003, 402,358 and 1,139,432 shares, respectively, of common stock issuable under stock option plans were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. For the three and nine months ended December 31, 2002, 2,889,963 and 247,276 shares, respectively, of common stock issuable under stock option plans were excluded from the computation of diluted net income per share. The weighted-average exercise price of such shares was $26.44 and $23.57 for the three and nine months ended December 31, 2003, respectively. The weighted-average exercise price of such shares was $10.88 and $21.21 for the three and nine months ended December 31, 2002, respectively.

Note 3. Intangible Assets

	December 31, 2003			March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology	$16,963	$(1,832)	$15,131	$1,570	$(218)	$1,352
Customer relationship or base	2,200	(91)	2,109	—	—	—
Patents	11,201	(468)	10,733	—	—	—
Acquired customer contracts	900	(62)	838	—	—	—
Assembled workforce	200	(14)	186	—	—	—
No shop right	100	(10)	90	—	—	—
Trademark	400	(16)	384	—	—	—

Total intangible assets	$31,964	$(2,493)	$29,471	$1,570	$(218)	$1,352

Amortization of intangible assets was approximately $1.6 million and $0.1 million for the three months ended December 31, 2003 and 2002, respectively and approximately $2.3 million and $0.1 million for the nine months ended December 31, 2003 and 2002, respectively. The expected amortization expense related to identifiable intangible assets is approximately $1.7 million for the fourth quarter of fiscal 2004. (See note 8 for information regarding amortization periods)

Note 4. Commitments and Contingencies

Commitments

On July 10, 2003 the Company entered into an agreement to purchase $1.0 million in convertible notes from a private company. The notes are convertible into preferred or common stock of the private company. The Company has paid $250,000 in July and December 2003 and will pay $250,000 for each of the next two quarters.

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

From time to time, the Company is involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business and financial statements.

Note 5. Segment Information

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
North America	$14,411	$10,578	$39,553	$34,471
Europe	10,556	4,960	19,056	11,694
Japan	4,778	2,014	18,616	6,527
Asia Pacific	1,307	1,117	2,457	1,871

	$31,052	18,669	$79,682	$54,563

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
North America	47%	57%	50%	63%
Europe	34	26	24	22
Japan	15	11	23	12
Asia Pacific	4	6	3	3

	100%	100%	100%	100%

Revenue attributable to significant customers, each of whom represented 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Customer A	25%	—%	12%	—%
Customer B	13	4	15	5
Customer C	11	—	12	2
Customer D	6	11	8	11
Customer E	5	14	6	9
Customer F	2	29	4	19
Customer G	8	6	12	7

Substantially all of the Company’s long-lived assets are located in the United States.

Note 6. Restructuring Charge

The Company incurred restructuring charges in the third quarter ended December 31, 2002 in the amount of $0.7 million related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of December 31, 2003, all 32 employees were terminated and the Company paid $0.6 million in termination costs. As of December 31, 2003, $85,000 relating to the remaining termination costs is included in accrued expenses in the condensed consolidated financial statements.

Note 7. Asset Purchases

VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $0.2 million, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.6 million in cash, including the cancellation of indebtedness of $0.3 million of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The valuation was performed using a discounted cash flow methodology. The purchase price was allocated to developed technology, which has an estimated life of three years.

Under SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” amortization is based on the greater of the ratio of current gross revenue of the related product to current and anticipated future gross revenues or on a straight-line method over the remaining estimated economic life. As of December 31, 2003, the Company has amortized $0.6 million of the value of the capitalized software on a pro-rated straight-line basis and the remaining unamortized balance of $1.0 million is included in intangible assets in the accompanying consolidated balance sheet as of December 31, 2003.

In connection with the November 2002 acquisition, the Company entered into an earn-out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn-out arrangement, these individuals have the right to receive 272,998 shares of the Company’s common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow, to be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares were issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002 and the second milestone was completed on September 15, 2003 which resulted in a compensation expense of $2.8 million. The Company expects that the remaining milestone will be met and accordingly has remeasured the value of the contingent consideration for the three months ended December 31, 2003 and recorded $0.5 million in additional stock-based compensation expense.

Other Asset Purchases

For the nine months ended December 31, 2003, the Company completed two acquisitions for an aggregate consideration of $9.5 million in upfront payments and contingent consideration totaling $.35 million based on the achievement of a certain technical milestone as outlined in the asset agreements. The earn-out, if achieved, would be recorded as compensation expense in the third quarter of fiscal 2005. The purchase prices were allocated as follows: patents totaled $9.2 million, assembled workforce totaled $0.2 million from the hiring of six employees and no shop rights totaled $0.1 million. These acquisitions are not considered material to the Company’s balance sheet and results of operations.

A summary of the purchase price allocations pertaining to the above asset purchases and the amortization periods of the intangible assets acquired is as follows:

2003 and 2004 Asset Purchases	2003 Veratest	2004 Other Acquisitions	Total
	(In Thousands)
Approximate purchase price	$1,570	$9,200	$10,770
Transactions and other direct acquisition costs:	—	317	317

Purchase price	$1,570	$9,517	$11,087

Allocation of purchase price
Other current assets	—	16	16

Historical net tangible assets acquired	$—	$16	$16
Intangible assets acquired:
Developed technology	1,570	—	1,570
Patents	—	9,201	9,201
Assembled workforce	—	200	200
No shop right	—	100	100

	$1,570	$9,517	$11,087

Amortization period of intangibles (in years)
Developed technology	4	—
Patents	—	3-5
Assembled workforce	—	3
No shop right	—	2

Note 8. Business Combinations

Aplus Design Technologies, Inc.

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

In accordance with the Aplus Agreement, the Company acquired all the outstanding shares of Aplus and may issue up to 1,079,420 shares of the Company’s common stock and may make up to $4.5 million in cash payments, if all the earn-out milestones set forth in the Aplus Agreement are achieved by fiscal year 2005. To date, Aplus has met two bookings and two technology earn-outs, and the Company has paid approximately $1.8 million in cash and issued 476,635 shares of the Company’s common stock. Under the Aplus Agreement, the remaining balance of the purchase consideration is payable pursuant to earn-out arrangements under which an additional 7% of the total merger consideration is subject to payment based upon Aplus bookings in fiscal 2004, 35% is subject to payment upon completion of certain technology milestones, and 30% is subject to payment based on operating income targets for fiscal year 2005. Upon achievement of the milestones, the Company will recognize a higher purchase price equal to the cash paid and the fair value Company’s common stock issued to Aplus shareholders on the date the milestones are achieved.

The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The valuation was performed using a discounted cash flow methodology. As a result of this analysis of the acquired assets and liabilities, the Company determined that there was no acquired in process research and development and that all of the future cash flows were attributable to the acquired completed software technology.

Acquisition of Silicon Metrics Corporation (“Silicon Metrics”)

On October 17, 2003, the Company acquired Silicon Metrics, pursuant to an Agreement and Plan of Merger and Reorganization dated October 16, 2003. Silicon Metrics develops characterization and modeling software for chip design. Silicon Metrics library characterization tool suite will allow the Company to provide additional characterization and models of standard cell libraries to enable better quality and results and run time for customers.

The Company agreed to pay $18.0 million in cash to Silicon Metrics’ security holders, including approximately $2.0 million payable to participants in a Silicon Metrics acquisition bonus plan. In addition, the Company may be required to pay up to $14.0 million in contingent cash consideration pursuant to an earn-out schedule, a portion of which may become payable to participants in the Silicon Metrics acquisition bonus plan and when paid will be included in goodwill. The earn-outs are based on revenue milestones and if met will be paid in September 2004 and March 2005. Pursuant to the terms of the Silicon Metrics merger agreement, $2.6 million of the consideration was retained by the Company in a segregated bank account to collateralize certain indemnification obligations of the Silicon Metrics stockholders and bonus plan participants and is included in long-term investments on the Company’s consolidated financial statements. The acquisition of Silicon Metrics was accounted for as a purchase and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition.

The valuation was performed using a discounted cash flow methodology. The purchase price was allocated as follows: customer relationships totaling $2.1 million, trademarks totaling $0.3 million, acquired customer contracts totaling $0.3 million, developed technology totaling $1.8 million, patents totaling $1.2 million and in-process research and development totaled $0.2 million which was charged against operating expense.

Acquisition of Random Logic Corporation (“Random Logic”)

On October 20, 2003, the Company acquired Random Logic, pursuant to an Agreement and Plan of Merger (the “RLC Merger Agreement”) dated October 18, 2003. Random Logic is a developer of the parasitic extraction software product QuickCap™ .Random Logic brings industry’s Gold Standard Resistance and Capacitance extraction technology to the Company, which allows the Company to significantly reduce correlation efforts of its customers.

The Company paid $20.0 million in cash to Random Logic security holders in October 2003. Pursuant to the terms of the RLC Merger Agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders which is included in goodwill. The acquisition of Random Logic will be accounted for as a purchase and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition.

The valuation was performed using a discounted cash flow methodology. The purchase price was allocated as follows: developed technology totaled $4.1 million, patents totaled $0.8 million, trademarks totaled $0.1 million, acquired customer contracts totaled $0.6 million, customer relationships totaled $0.1 million and goodwill totaled $16.0 million.

A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows:

2004 Business combinations	Aplus	Silicon Metrics	Random Logic	Total
	(In Thousands)
Cash	$1,671	$17,800	$20,000	$39,471
Equity	7,955	—	—	7,955

Approximate Purchase Price	9,626	17,800	20,000	47,426
Transactions and other direct acquisition costs:	158	900	76	1,134

Purchase price	$9,784	$18,700	$20,076	$48,560

Allocation of purchase price
Current assets	292	4,907	629	5,828
Deferred income taxes	—	(2,360)	(2,280)	(4,640)
Current liabilities	(75)	(8,660)	—	(8,735)
Other	74	2,277	—	2,351

Historical net tangible assets (liabilities) acquired	$291	$(3,836)	$(1,651)	$(5,196)
Intangible assets acquired:
Customer relationship or base	—	2,100	100	2,200
Developed technology	9,493	1,800	4,100	15,393
Patents	—	1,200	800	2,000
Acquired customer contracts	—	300	600	900
Trademark	—	300	100	400
In-process research and development	—	200	—	200
Goodwill	—	16,636	16,027	32,663

	$9,784	$18,700	$20,076	$48,560

Amortization period of intangibles (in years)
Customer relationship or base	—	5	6
Developed Technology	4	5	6
Patents	—	5	6
Acquired customer contracts	—	3	3
Trademark	—	5	6

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the three and nine month periods ended December 31, 2003 and for the year ended March 31, 2003. This does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

(in thousands, except per share data)	Three Months Ended December 31, 2003	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002
Net revenue	$31,797	$21,054	$86,673	59,240
Net income	$2,069	$(1,564)	$3,488	(2,557)
Net income per share—basic	$0.06	$(0.05)	$0.11	(0.08)
Net income per share—diluted	$0.04	$(0.05)	$0.08	(0.08)

Note 9. Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.2 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method. As of December 31, 2003, approximately $0.6 million of transaction fees had been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

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

Note 10. Stockholder’s Equity Transactions and Additional Paid in Capital Reconciliation

As previously discussed in detail in other notes to these condensed financial statements, the following is a summary of the significant transactions which were recorded in additional paid-in-capital for the nine months ended December 31, 2003 (in thousands):

Balance at April 1, 2003	$228,400
Issuance of common stock under stock incentive plans	18,925
Retirement of treasury stock	(408)
Purchase of hedging instrument (Note 9)	(56,154)
Proceeds from issuance of warrant (Note 9)	35,904
Repurchase of stockholder note	(1,800)
Repurchase of common stock (Note 9)	(19,980)
Issuance of common stock in connection with Aplus acquisition (Note 8)	7,955
Effect of stockholder note repurchase	2,828
Issuance and remeasurement of unvested restricted stock in connection with the Veratest acquisition (Note 7)	3,349
Reversal of stock-based compensation for terminated employees	(134)

Balance at December 31, 2003	$218,885

Note 11. Subsequent Events

Asset Purchase

On February 5, 2004, Magma acquired assets of a private company for $11.0 million, pursuant to an asset purchase agreement (“Purchase Agreement”), and concurrently entered into a license agreement for certain of Magma’s products. Purchased assets include patents, software products and other intellectual property that can be used to dynamically analyze and resize cells to provide custom performance in a standard cell ASIC design flow.

The Company paid cash of $7.65 million on February 5, 2004. Pursuant to the terms of the Purchase Agreement, Magma may be required to pay up to $2.5 million in contingent cash consideration pursuant to certain product integration milestones which will be included in the purchase price. Pursuant to the terms of the purchase agreement, Magma retained 10% of the contingent consideration, or $250,000, and a further $850,000 in a separate interest-bearing account to secure certain indemnification obligations of the private company and its stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or the negative of such words, or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; the continuing impact of the economic recession; effects that terrorist activities or events in the Middle East may have on Magma, its customers and industry; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to successfully manage Magma’s expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

Overview

Our focus is on software used to design technologically advanced integrated circuits, which are typically those with a measurement of 0.13 micron and smaller.

Magma Design Automation provides electronic design automation, or EDA, products and related services. We provide design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design technologically advanced integrated circuits, which are typically those with a measurement of 0.13 micron and smaller.

An important technical foundation of our software products is our patented FixedTiming methodology, which allows our customers to reduce iterations that are often required in conventional integrated circuit design processes. Our single data model architecture is a key enabler for this methodology and for our delivery of automated signal integrity detection and correction. Our single data model architecture contains logical and physical information about the design and is resident in core memory during execution, which makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process.

Our FixedTiming methodology and single data model architecture in our software products enable chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our key products include Blast Create, Blast Plan, Blast Fusion, Blast Fusion APX and Blast Noise. Blast Create enables logic designers to visualize, evaluate and improve code quality, design constraints, testability and analysis. Blast Create, Blast Fusion and Blast Fusion APX combine into one integrated chip design flow what traditionally had been separate logic design and physical design processes. Our integrated flow significantly reduces iterations used in the design process, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Blast Plan enables hierarchical planning and partitioning of a design into blocks that can be designed separately and later combined into a complex chip or system-on-a-chip. Blast Noise detects and corrects signal interference, or crosstalk, in physical designs. Blast Rail detects and corrects power distribution within the chip design and causes optimization within physical design flow.

The majority of our revenues come from licensing our software to semiconductor manufacturers and electronics companies. We provide consulting, training and services to help our customers more rapidly adopt the use of our products. In the past, we have provided integrated circuit design services including assisting our customers in the utilization of our products for complex chip design challenges. However, beginning in December 2002, we have largely withdrawn from the sale of design services. We also provide post-contract support, or maintenance, for our products.

We were incorporated in Delaware in 1997. Our principal executive offices are located at 5460 Bayfront Plaza, Santa Clara, California 95054 and our telephone number is (408) 565-7500.

Recent Acquisitions

We have recently acquired companies and purchased technologies to enable us to expand our served available markets into sign-off quality tool sets for chip timing and parasitic extraction and in library model generation and development. These acquisitions were intended to support our leading technology position in the EDA industry. We believe that these acquisitions are a significant factor in Magma being able to compete successfully in the EDA industry and we expect to complete similar acquisitions in the future. These acquisitions increased our headcount by approximately 40 people and increased our research and development expenses. These acquisitions may decrease our liquidity in the short term.

On October 17, 2003, we acquired Silicon Metrics, which develops characterization and modeling software for chip design. We agreed to pay $18.0 million to Silicon Metrics security holders, including approximately $2.0 million payable to participants in a Silicon Metrics bonus plan. In addition, we may be required to pay up to $14.0 million in contingent cash consideration pursuant to an earn-out schedule, a portion of which may become payable to participants in the Silicon Metrics bonus plan. The earn-outs will be based upon revenue contribution at September 30, 2004 and March 31, 2005. Pursuant to the terms of the agreement, we retained $2.6 million of the consideration in a segregated bank account to secure certain indemnification obligations of the Silicon Metrics stockholders and bonus plan participants.

On October 20, 2003, we acquired Random Logic, a developer of the parasitic extraction software product QuickCap™. We paid $20.0 million to Random Logic security holders, $5.0 million of which was withheld and placed in an escrow account to secure certain indemnification obligations of Random Logic’s shareholders.

During the quarter ended December 31, 2003, the Company acquired assets of two private company’s totaling $9.5 million in cash.

On February 5, 2004, we entered into an asset purchase agreement with a private company. Under the terms of the asset purchase agreement, we will pay up to $11.0 million which includes $2.5 million in contingent consideration. The Company paid $7.65 million on February 5, 2005.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts, investments, asset purchases and business combinations, deferred taxes and valuation of long-lived assets to be our most critical policies due to the estimation processes involved in each.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, as modified by SOP 98-9, which generally requires revenue earned on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is recognized as revenue immediately.

License revenue

We derive license revenue primarily from licenses of our design and implementation software and, to a much lesser extent, from licenses of our analysis and verification products. We license our products under time-based and perpetual licenses.

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

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the license, services and initial post contract support is due in one year from the contract date—we recognize revenue to the extent of the lesser of the portion of the amount presently due and payable or the ratable portion of the entire fee.

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance by including maintenance for up to first year of the license term, with maintenance renewable by the customer at the rates stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. In the fourth quarter of fiscal 2003, we changed our business practice for pricing of maintenance renewals from a fixed percentage of annual list price to a fixed percentage of the annual net license fee. We believe these new pricing policies better reflect the underlying economics of our software license agreements we enter into larger scale license arrangements with our customers, which include substantial discounts from our list prices. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

During the second quarter of fiscal 2004, we entered into an agreement to purchase a $1.0 million convertible note that is convertible into preferred or common stock in a private company. We paid $250,000 in July 2003 and December 2003 and will pay $250,000 for each of the next two quarters. In addition, during the first half of fiscal 2004, we determined that the decline in value of certain strategic investments was other-than-temporary and recorded write-downs of these investments totaling $1.1 million. The carrying value of all strategic investments at December 31, 2003 was $1.7 million.

Accounting for Asset Purchases and Business Combinations

We are required to allocate the purchase price of acquired assets and business combinations to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage independent third-party appraisal firm to assist us in the determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, acquired workforce and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined Company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the preliminary purchase price accounting.

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

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in greater impairment charges, which would decrease reported net income and result in lower asset carrying values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, which would result in higher reported net income and higher asset carrying values. At December 31, 2003, we had $29.5 million in intangible assets and $32.7 million of goodwill included on our balance sheet.

Results of Operations

The following table sets forth, for the periods indicated, selected financial data as a percentage of total revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Licenses	88%	92%	89%	83%
Services	12	8	11	17

Total revenue	100	100	100	100

Cost of revenue	15	15	15	17

Gross profit	85	85	85	83

Operating expenses:
Research and development	24	23	23	26
Sales and marketing	32	32	32	35
General and administrative	10	21	10	15
Restructuring costs	—	4	—	1
In-process research and development	1	—	0	—
Amortization of intangibles	2	—	1	—
Amortization of stock-based compensation	3	8	8	7

Total operating expenses	72	88	74	84

Operating income (loss)	13	(3)	11	(1)
Other income (expense), net	2	2	1	3

Net income (loss) before income taxes	15	(1)	12	2
Income taxes	(3)	(1)	(3)	(1)

Net income (loss)	12%	(2)%	9%	1%

Revenue

Revenue increased 66%, from $18.7 million for the three months ended December 31, 2002 to $31.1 million for the three months ended December 31, 2003, primarily due to an increase in license revenue. Of the $31.1 million of revenue recognized during the quarter ended December 31, 2003, approximately 72% represents revenue recognized from orders signed before the quarter commenced and the balance represents revenue recognized from new orders signed in the third quarter of fiscal 2004. Revenue increased 46% from $54.6 million for the nine months ended December 31, 2002 to $79.7 million for the nine months ended December 31, 2003 due to sales to new customers, sales of additional licenses and sales of new products to our existing customers. For the three-month period ended December 31, 2003, revenue from outside North America represented 53% of total revenue compared with 43% in the comparable year ago period. For the nine-month period ended December 31, 2003, revenue from outside North America represented 50% of total revenue compared with 37% in the comparable year ago period as a result of signing unbundled multi-year agreements with a single Japanese and European customer during the second and third quarter of fiscal 2004, respectively.

Our revenue consists of license fees for perpetual licenses and for bundled and unbundled time-based license agreements. Some recent contracts with extended payment terms entered into in recent quarters provide for payments weighted towards the latter part of the contract term. If the payment terms are extended, the revenue from these contracts will be recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher later in the contract term. Our ability to recognize revenue in the future on contracts with extended payment terms will be subject to the customers’ continuing credit-worthiness. Although we plan to enter into both bundled and unbundled time-based license agreements and perpetual license agreements in the future, we expect to derive the majority of our revenue in the foreseeable future from unbundled time-based license agreements.

License revenue

License revenue increased 59%, from $17.2 million for the three months ended December 31, 2002 to $27.5 million for the three months ended December 31, 2003. License revenue increased 56%, from $45.3 million for the nine months ended December 31, 2002 to $70.8 million for the nine months ended December 31, 2003. The increases were primarily due to increased license revenue from our design and implementation software products. Specifically, our license revenue benefited from the introduction of Blast Fusion APX as well as from existing products, such as Blast Fusion, Blast Plan and Blast Noise and to a lesser extent from new products (Blast Create and Blast RTL). We expect license revenue to increase in absolute dollars, but to remain flat or slightly decrease as a percentage of total revenue.

Services revenue

Services revenue increased 151%, from $1.4 million for the three months ended December 31, 2002 to $3.6 million for the three months ended December 31, 2003. For the nine months ended December 31, 2003, service revenue decreased 4% to $8.9 million, from $9.3 million for the nine months ended December 31, 2002, primarily due to fewer new customer design services engagements. For the three months ended December 31, 2003, we had two significant engagements to provide design services. We have generally withdrawn from the sale of design services, except when we pass those sales on to approved third party design centers. We expect service revenue to increase in absolute dollars due to increases in maintenance revenue, but to remain flat or slightly increase as a percentage of total revenue.

Cost of Revenue

Cost of revenue consists primarily of salary and related costs for engineers associated with technical services, including quality assurance, and associated with post-contract customer support and consulting services. Cost of revenue increased from $2.8 million for the three months ended December 31, 2002, to $4.7 million, for the three months ended December 31, 2003; however, the cost of revenue as a percentage of total revenue remained constant at 15%. Cost of revenue increased in absolute dollars but decreased as a percentage of total revenue, from $9.0 million, or 17% of total revenue, for the nine months ended December 31, 2002 to $11.9 million, or 15% of total revenue, for the nine months ended December 31, 2003. These absolute dollar increases were primarily due to costs associated with additional support personnel required by our expanding customer base. In addition, amortization of intangibles accounted for $1.0 million and $1.7 million for the three and nine months ended December 31, 2003, respectively, compared to $0.1 million for the three and nine months ended December 31, 2002. Although we expect cost of revenue to increase in absolute dollars and that these costs will fluctuate as a percentage of total revenue, our objective is to reduce these costs as a percentage of total revenue.

Operating Expenses

Research and development

Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, along with depreciation of engineering equipment, and outside engineering services from contractors and consultants. Research and development expense increased from $4.3 million, or 23% of total revenue, for the three months ended December 31, 2002 to $7.5 million, or 24% of total revenue, for the three months ended December 31, 2003. Of this increase, $1.6 million represents payroll related expense partly due to our recent acquisitions and $1.2 million represents higher headcount and corporate support services. Research and development expenses increased from $14.1 million, or 26% of total revenue, for the nine months ended December 31, 2002 to $18.5 million, or 23% of total revenue, for the nine months ended December 31, 2003. The nine-month increase of $4.4 million reflects a $3.0 million increase in corporate support services, $2.0 million increase in payroll related expenses related in part to our acquisitions and $0.4 million spent an equity investment expense. These increases were partially offset by decreases in professional services of $1.0 million as our focused has moved from using outside consulting services. Although we expect research and development expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, trade shows and other marketing activities. Sales and marketing expense increased from $6.1 million for the three months ended December 31, 2002 to $10.0 million for the three months ended December 31, 2003; however, the sales and marketing expenses as a percentage of total revenue remained constant at 32%. The increase was primarily due to a $4.9 million increases in payroll related expense, which included $1.6 million of commission expense. The increase was partially offset by a $1.2 million decrease in corporate support services. Sales and marketing expenses increased from $19.0 million, or 35% of total revenue, for the nine months ended December 31, 2002 to $25.4 million, or 32% of total revenue, for the nine months ended December 31, 2003. Of this increase, $9.3 million represents increases in net payroll related expenses from additional personnel and commission expense and $0.8 million represents increases in travel expenses from the additional headcount increase. These increases were partially offset by a decrease of $3.5 million in our corporate support services and $0.2 million in our office related expenses. Although we expect sales and marketing expense to increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

General and administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense decreased from $3.9 million, or 21% of total revenue, for the three months ended December 31, 2002 to $3.0 million, or 10% of total revenue, for the three months ended December 31, 2003. Of this decrease, $1.4 million represents decreases in professional services, especially in legal expenses and $1.0 million represents decreases in corporate support services. These decreases were partially offset by an increase of $1.2 million in office related expenses. General and administrative expenses decreased from $8.3 million, or 15% of total revenue, for the nine months ended December 31, 2002 to $7.8 million, or 10% of total revenue, for the nine months ended December 31, 2003. The net nine-month decrease of $0.5 million was attributable to decreases in payroll related expense of $0.7 million and professional services of $1.9 million. These decreases were offset by increases of $0.5 million in support service expenses and office-related expenses of $1.6 million. Although we expect general and administrative expense to generally increase in absolute dollars and that these expenses will fluctuate as a percentage of total revenue, our objective is to reduce these expenses as a percentage of total revenue over time.

Amortization of stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date. Options granted to officers and employees generally vest over four years, with 25% vesting after one year and the remainder ratably over the remaining 36 months. Amortization of stock-based compensation was $1.5 million, or 8% of total revenue, for the three months ended December 31, 2002 and $0.9 million, or 3% of total revenue, for the three months ended December 31, 2003. Amortization of stock-based compensation was $6.7 million, or 8% of total revenue, for the nine months ended December 31, 2003 and $4.1 million, or 7% of total revenue, for the nine months ended December 31, 2002. For the three months ended December 31, 2003, stock-based compensation included $0.5 million of expense related to the acquisition of VeraTest. For the nine months ended December 31, 2003, stock-based compensation included $3.3 million of expense related to the acquisition of VeraTest and $2.4 million related to a stock grant issued to our President and director, Roy Jewell.

Amortization of intangible assets

We account for business combinations and asset acquisitions in accordance with SFAS 141. We allocate purchase price to intangible assets and liabilities based on fair values, with the excess of purchase price amount being allocated to goodwill. The fair values of these intangible assets were assigned, using the discounted cash flow method, which discounts the present value of the free cash flows expected to be generated by the assets. Fair value allocated to in-process research and development was expensed in the period of acquisition while fair value allocated to developed technology, patents, acquired customer contracts, assembled workforce, no shop rights, trademarks and customer relationships was capitalized and is amortized over the estimated economic useful life of the asset. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill.

We account for amortization of intangibles in accordance with SFAS 142. We amortize identifiable intangible assets on a straight-line basis over their expected useful lives ranging from two to six years. Amortization of intangible assets amounted to $0.6 million for the nine months ended December 31, 2003. There was no amortization of intangibles for fiscal year 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Additional acquisitions could result in incremental expense from additional merger and acquisition related expenses, amortization of other intangibles and any impairment of goodwill and other intangible assets.

Other Income (Expense), Net

Other income (expense), net was $0.7 million for the three months ended December 31, 2003 and $0.4 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003 and 2002, other income (expense), net was $1.3 million and $1.4 million, respectively. For the three months ended December 31, 2003 and 2002, interest income was $0.7 and $0.4 million, respectively. For the nine months ended December 31, 2003 and 2002, interest income was $1.9 million and $1.4 million, respectively. Interest expense increased from ($42,000) for the three months ended December 31, 2002 to ($0.4) million for the three months ended December 31, 2003. For the nine months ended December 31, 2003 and 2002, interest expense was ($0.7) million and ($45,000), respectively. Interest expense for the nine months ended December 31, 2003 included $0.6 million of amortization for the transaction fee related to our offering of $150 million principal amount of convertible subordinated notes. Other income (expense) for the three months ended December 31, 2003 and 2002 was $0.4 million and $0, respectively. For the nine months ended December 31, 2003 and 2002, other income (expense) was $45,000 and $0, respectively. Other income (expense) included impairment charges of $1.1 million related to three of our strategic investments and $1.3 million for foreign exchange gains for the nine months ended December 31, 2003.

Income Taxes

From inception through December 31, 2003, we incurred a cumulative net loss for federal and state tax purposes. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax asset until it becomes more likely than not that the net deferred tax asset will be realizable. For the three months ended December 31, 2003, the tax provision of $1.0 million included $0.9 million for foreign taxes and $0.5 million for federal income taxes, offset by a decrease of $0.4 million for state income taxes. For the three months ended December 31, 2002, the tax provision of $80,000 included $65,000 for foreign taxes and $15,000 for state income taxes. For the nine months ended December 31, 2003, the tax provision of $2.6 million included $2.0 million for foreign income taxes, $0.4 million for federal income taxes, and $0.2 million for state income taxes. For the nine months ended December 31, 2002, the tax provision of $0.4 million included foreign income taxes of $0.2 million and state income taxes of $0.2 million.

Liquidity and Capital Resources

As of December 31, 2003, cash and cash equivalents were $68.6 million, and working capital was $66.2 million.

Net cash provided by operating activities was $22.1 million for the nine months ended December 31, 2003, compared to net cash provided of $4.8 million for the nine months ended December 31, 2002. For the nine months ended December 31, 2003, cash provided from operating activities included increases in cash from deferred revenue of $2.5 million due to our increase in revenue, accounts payable of $0.9 million, other long-term liabilities of $0.4 million and accrued expenses of $3.2 million partially due to accrued income taxes. These increases in cash were offset by decreases in cash from accounts receivable of $1.3 million due to the increase in revenue and prepaid expenses of $3.1 million partially due to prepaid commission. For the nine months ended December 31, 2002, cash flow from operating activities included an increase in cash from accounts receivable of $0.2 million. This increase was offset by decreases of $1.7 million in cash from accrued expenses, $0.3 million in prepaid expenses and $1.5 million in deferred revenue. In addition, significant non-cash related adjustments for the nine months ended December 31, 2003 and 2002 included depreciation and amortization of $5.5 million and $3.7 million, amortization of stock-based compensation of $6.7 million and $4.1 million and provisions for doubtful accounts of ($0.3) million and $0.6 million, respectively.

Net cash used by investing activities was $138.8 million for the nine months ended December 31, 2003, compared to net cash provided of $8.4 million for the nine months ended December 31, 2002. Of the cash used by investing activities for the nine months ended December 31, 2003, we used $100.6 million to purchase investments, $11.0 million to purchase property and equipment, $2.6 million was used for our Silicon Metrics escrow amount and $0.3 million was used in connection with our building leases. These purchases were offset by the cash provided from our investing activities, which included $21.5 million in proceeds from sale of investments and $0.5 million provided from other assets. During the nine months ended December 31, 2003, we have acquired five companies that used cash of $46.3 million. During the nine months ended December 31, 2002, we received $13.5 million in cash as proceeds from our sale of short-term investments. These proceeds were offset by our purchases of property and equipment for $2.6 million and our purchases of other assets for $2.5 million.

Cash provided by financing activities was $121.5 million and $4.4 million for the nine months ended December 31, 2003 and December 31, 2002, respectively. Cash provided by financing activities for the nine months ended December 31, 2003 consisted of net proceeds of $144.7 million from our issuance of convertible subordinated notes and of $18.9 million received from our issuance of common stock. This incoming cash was partially offset by the 1,110,000 shares that we repurchased at $18 per share for an aggregate amount of $20.0 million. In addition, we used $20.3 million in connection with a hedge instrument and a warrant that were related to our issuance of convertible subordinated notes. During the nine months ended December 31, 2002, $4.4 million was proceeds from issuance of common stock.

On May 22, 2003, we completed an offering of our $150.0 million aggregate principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to Magma of approximately $145.2 million. We paid approximately $4.5 million in fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. We are amortizing the transaction fees and issuance costs over the life of the notes using the interest-rate method. As of December 31, 2003, approximately $0.6 million of the transaction fees have been amortized. The shares issuable on the conversion of the notes are included in “fully diluted shares outstanding” under the as-if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the notes, we entered into the following transactions concurrent with the issuance of the notes:

•	We repurchased approximately 1.1 million shares of our common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the notes, and those shares were retired as of May 30, 2003.

•

We and CSFB International, an affiliate of one of the initial purchasers of the notes, entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to us, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover our obligation to issue shares upon conversion of the notes. In addition, we issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the notes or their earlier conversion. Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of the conversion of the notes or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in shareholder’s equity as a reduction of additional paid in capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially

Settled in, a Company’s Own Stock.” That net cost consists of $56.2 million costs of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant.

As of December 31, 2003, our principal source of liquidity consisted of $68.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us or may not be available in amounts or on terms acceptable to us.

The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$12.0	$1.5	$3.6	$3.8	$3.1
Convertible subordinated note	$150.0	$—	$—	$150.0	$—
Investment commitment	$0.5	$0.5	$—	$—	$—

We recently acquired Silicon Metrics Corporation, Pleiades Design and Test Technologies, Inc., Random Logic Corporation, and licensed certain intellectual property from Circuit Semantics, Inc. The aggregate purchase price of these acquisitions is up to approximately $61 million, including $14.4 million in contingent deferred consideration. We have paid approximately $46.3 million, net of cash acquired for the acquisitions to date. The remaining $14.4 million in contingent deferred consideration will be paid as certain milestones are achieved, if any. These acquisitions have been funded from our cash reserves.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

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

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $111.3 million as of December 31, 2003; if we do not increase profitability, the public trading price of our stock price would be likely to decline.

We had an accumulated deficit of approximately $111.3 million as of December 31, 2003. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

As of December 31, 2003, we had approximately $241 million in backlog, which we define as non-cancelable contractual commitments by our customers, through purchase orders or contracts that have no contingencies other than our performance. We expect that we will ultimately be able to recognize this backlog as revenue. However, if a customer defaults and fails to pay amounts owed, we may not be able to recognize expected revenue from backlog. In the current economic environment it is possible that customers from whom we expect to derive revenue from backlog will default or that the level of defaults will increase. Any material payment default by our customers could reduce the amount of backlog we recognize as revenue and could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the nine months ended December 31, 2003, we had four customers that each accounted for more than 10% of our revenue and that together accounted for approximately 51% of our revenue. In the nine months ended December 31, 2002, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue.

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

We generated 50% of our total revenue from sales outside North America for the nine months ended December 31, 2003, compared to 37% in the nine months ended December 31, 2002. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Changes in effective tax rates could affect our results of operations.

Our future effective tax rates could be adversely affected by the following:

•	earnings being lower than anticipated in countries where we are taxed at lower statutory rates as compared to the U.S. tax rate;

•	an increase in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development;

•	changes in the valuation of our deferred tax assets and liabilities; or

•	changes in tax laws or interpretations of such tax laws.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of December 31, 2003, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point decrease in interest rates would result in an approximate $1.5 million decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of December 31, 2003, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses in the United Kingdom and Japan denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

In connection with their evaluation of our disclosure controls and procedures as of December 31, 2003, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the period that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have:

•	continued to improve upon our plan and program to update and further automate our financial reporting procedures which we initiated in the quarter ended June 30, 2003. As a result, we have continued to improve our financial closing processes and financial reporting procedures, and made significant improvement to our consolidation process; and

•	hired two individuals in finance and accounting that are responsible for handling expense accounting accrual and revenue recognition accounting practices.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and our company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business.

Item 2.	Changes in Securities or Use of Proceeds

Recent Sales Of Unregistered Securities

During the quarter ended December 31, 2003, we issued an aggregate of 4,388 shares of our common stock in connection with the acquisition of Aplus Design Technologies, Inc., for a total of 476,635 shares issued to date in connection with that acquisition. We may issue up to 602,785 additional shares of our common stock upon the achievement of the earn-out milestones set forth in the Aplus acquisition agreement. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D thereof.

Item 5.	Other Information

Appointments to Board of Directors

On December 12, 2003, Magma appointed Kevin (Casey) Eichler to its board of directors. Mr. Eichler, who was appointed as a Class III director to serve until Magma’s 2004 Annual Meeting of Stockholders, will also serve on Magma’s audit and compensation committees.

On January 28, 2004, Magma appointed Wade Meyercord to its board of directors. Mr. Meyercord, who was appointed as a Class II director to serve until Magma’s 2006 Annual Meeting of Stockholders, will also serve on Magma’s compensation committee.

Asset Purchase

On February 5, 2004, Magma acquired assets of a private company for $11.0 million, pursuant to an asset purchase agreement (“purchase agreement”), and concurrently entered into a license agreement for certain of Magma’s products. Purchased assets include patents, software products and other intellectual property that can be used to dynamically analyze and resize cells to provide custom performance in a standard cell ASIC design flow.

The Company paid cash of$7.65 million on February 5, 2004. Pursuant to the terms of the purchase agreement, Magma may be required to pay up to $2.5 million in contingent cash consideration pursuant to certain product integration milestones which will be included in the purchase price. Pursuant to the terms of the purchase agreement, Magma retained 10% of the contingent consideration, or $250,000, and a further $850,000 in a separate interest-bearing account to secure certain indemnification obligations of the private company and its stockholders.

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

(b) Reports on Form 8-K.

On October 31, 2003, Magma filed a current report on Form 8-K to report under Item 2 Magma’s acquisition of Silicon Metrics Corporation.

On November 4, 2003, Magma furnished a current report on Form 8-K to provide under Item 12 Magma’s press release and conference call transcript in connection with its results of operations and financial condition for its fiscal quarter ended September 30, 2003. This Form 8-K is not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated into this or any other filing of the Company.

On December 30, 2003, Magma filed an amended current report on Form 8-K to provide financial statements of Silicon Metrics Corporation and pro forma financial information reflecting the purchase combination of Silicon Metrics Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: February 17, 2004	By	/s/ GREGORY C. WALKER

Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

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