Form 10-K
period 2004-03-31
MAGMA DESIGN AUTOMATION INC
filed 2004-06-08
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO.: 0-33213

MAGMA DESIGN AUTOMATION, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5460 Bayfront Plaza

Santa Clara, California 95054

(408) 565-7500

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, par value $.0001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2003 as reported on the Nasdaq National Market, was $636,120,000. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of May 28, 2004 Registrant had outstanding 34,165,152 shares of Common Stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be delivered to the stockholders in connection with Registrant’s 2004 Annual Meeting of Stockholders to be held on August 31, 2004, are incorporated by reference into Part III of this Form 10-K. The Registrant’s proxy statement is required to be filed within 120 days after the Registrant’s fiscal year end.

MAGMA DESIGN AUTOMATION, INC.

FISCAL 2004 FORM 10-K

Magma, Blast Fusion, Blast Noise and FixedTiming are registered trademarks, and ArchEvaluator, Blast RTL, Blast Fusion APX, Blast Plan, Blast Rail, “The Fastest Path from RTL to Silicon,” and PALACE are trademarks, of Magma Design Automation. All other product and company names are trademarks and registered trademarks of their respective companies.

PART I

ITEM 1.    BUSINESS.

Overview

Magma Design Automation, Inc. provides electronic design automation, or EDA, software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation.

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Blast Create™ enables logic designers to visualize, evaluate and improve code quality, design constraints, testability and analysis. Blast Create, Blast Fusion® and Blast Fusion APX™ combine into one integrated chip design flow what traditionally had been separate logic design and physical design processes. This integrated flow significantly reduces timing closure iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Blast Plan™ enables hierarchical planning and partitioning of a design into blocks that can be designed separately and later combined into a complex chip or system on a chip. Blast Noise® detects and corrects signal interference, or crosstalk, in physical designs. Blast Rail™ is a correct-by-construction rail design solution that is integrated with our design implementation flow.

We provide consulting, training and services to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

Evolution of the Electronic Design Automation Market

The trend toward deep submicron and system-on-chip designs has driven demand for improved electronic design automation software that enables the efficient design and implementation of these complex chips. Limitations in traditional electronic design automation technology could slow the adoption of deep submicron processes due to the difficulty in implementing designs at these small feature sizes. Historically, electronic design automation companies developed software for use by separate engineering groups to address either the front-end chip design or back-end chip implementation processes.

In the front-end design process, the chip design is conceptualized and written as a register transfer level computer program, or RTL file, that describes the required functionality of the chip. For large chips, the design is often divided into a number of individual blocks, each with its own associated RTL file. This is often done because of capacity limitations in existing electronic design automation tools. The designer also develops constraints for the design that are used to describe the desired timing performance of the chip. Finally, a target library is specified that contains detailed information about the basic functional building blocks, or logic gates, that will be used in the design. This library is typically provided by the semiconductor vendor or a third party library vendor. The next step is to run the RTL files through synthesis software that generates a netlist. The netlist describes the circuit in terms of logic gates selected from the target library and connected such that the functionality specified in the RTL files is realized. The synthesis software also performs optimizations to attempt to meet the timing constraints specified by the designer.

A critical objective of chip design is to minimize total circuit delay, which is comprised of gate delay and wire delay. Front-end software was initially developed when the gate delay, or the time it takes for an electrical signal to travel through a logic gate, was the most significant component of total circuit delay. Wire delay, or the time it takes for a signal to travel through a wire connecting two or more gates, was negligible and designers could use simple estimates and still meet targeted circuit speeds.

In the back-end implementation process, physical design software is used to transform the netlist generated by the front-end process into a physical layout of the chip. The resulting physical layout is usually output in a binary file format, commonly referred to as GDSII, that is used to generate the photomasks used to manufacture the integrated circuit. The two primary functions provided by traditional physical design software are placement and routing. Placement determines the optimal physical location for the logic gates on the integrated circuit. After placement is completed, routing connects the logic gates with wires to achieve the desired circuit functionality. After the layout is completed, the final step in the back-end process is to run timing analysis to verify that the chip will run at the desired circuit speed. If circuit speeds are slower than the speeds reported by the synthesis software, the design must often be iterated back through the synthesis step in an attempt to improve the timing. Since each timing closure iteration cycle can take one or more weeks, successive iterations of the design process can significantly lengthen the time it takes to design and produce new chips.

Deep Submicron Challenges

The trend toward deep submicron technology has rendered traditionally separate front-end and back-end electronic design automation processes less effective for rapid, cost-effective and reliable chip designs. As integrated circuits have increased in complexity and feature sizes have dropped, the problems faced by chip designers have changed. Wire delay now accounts for the majority of total circuit delay and has become the most significant factor in circuit performance for deep submicron technologies. Front-end estimates of wire delay may vary considerably from actual wire delays measured in the final layout. As a result, the front-end timing might meet the design requirements, but the final layout timing at the completion of the back-end process may be unacceptable, requiring time-consuming iterations back through the front-end process.

Deep submicron process technologies bring additional complexities to the design and implementation process that can cause chip failures. These include signal integrity problems such as electrical interference from wires in close proximity, commonly referred to as crosstalk or noise, that can affect both circuit performance and functionality. Using existing design flows and software, designers must contend with analyzing and fixing these problems manually after the layout is completed. These adjustments often change the chip timing and further contribute to the timing closure problem.

These deep submicron challenges make it difficult to efficiently design chips using separate front-end and back-end processes. Semiconductor manufacturers and electronic products companies are currently seeking alternatives to older generation electronic design automation software in order to shorten design time, improve circuit speed, and handle larger chip designs. As a result, a significant opportunity exists for a new electronic design automation approach to chip design that can enable the design of more complex deep submicron integrated circuits, improve performance, and significantly reduce the time it takes to design and produce next generation electronic products.

Our Solution

An important technical foundation of our software products is our patented FixedTiming® methodology, which allows our customers to reduce the number of iterations that are often required in conventional integrated circuit (“IC”) design processes. Our unified data model architecture is a key enabler for this methodology and for our ability to deliver automated signal integrity detection and correction. It contains logical and physical information about the design and is resident in core memory during execution, which makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process.

Technology

FixedTiming Methodology

Our patented FixedTiming methodology allows us to reduce the timing closure iterations that are often required between the front-end and back-end processes in conventional integrated circuit design flows. These timing closure iterations are caused by the fact that the final circuit timing cannot be accurately calculated until the physical layout is completed. In deep submicron integrated circuits, timing performance is primarily determined by the physical layout of the wiring that connects the logic gates to achieve the desired circuit functionality. Timing that is estimated during the front-end process is often not realized in the final layout, and the design team must iterate between the front-end and back-end processes, modifying the design in an attempt to reach the desired timing performance. Since each timing closure iteration can add one or more weeks to the design cycle, the time it takes to design and produce an integrated circuit can be severely affected.

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

Before beginning physical layout, we apply our optimization technology to determine and set the delays that each gate and its load must have to meet the desired circuit speed. During placement, we use the SuperCells instead of the actual gates in the library. As the design progresses and we gain more information about the location and length of the wires, we continuously adjust the size of each SuperCell to keep the circuit delay as constant as possible. We increase the size of a SuperCell as the load on it increases and decrease it in size as the load decreases. As a result, we develop an overall circuit that is well balanced electrically, since each gate is sized optimally for the wire load that it is driving. This often results in layouts that are more compact and use less power than layouts derived using the conventional approach. Once we have determined the final placement for each gate, we replace each SuperCell in the layout with the closest matching size gate in the semiconductor vendor’s library. Using this approach, we are able to reduce the timing closure iterations that often occur in conventional integrated circuit design approaches.

In addition to helping reduce timing closure iterations, we believe SuperCells enable faster and higher capacity synthesis. In conventional synthesis, the tool optimizes the circuit using library cells. Because a given logical function may be represented in the library by a collection of different gate sizes, the synthesis tool must try every permutation of gate size during optimization. If the circuit is large, the number of permutations becomes very large, which negatively affects run times and memory usage and puts a practical limit on capacity. Since the SuperCell concept has only one gate per logical function, the optimization search space can be much smaller. As a result, run times are significantly improved and the capacity of the system is much larger. Running on a standard engineering workstation, our system has a capacity of up to five million gates, an order of magnitude improvement over existing systems.

Unified Data Model Architecture

Our unified data model architecture is a key enabler for our FixedTiming methodology as well as our ability to deliver automated signal integrity detection and correction. We believe we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a unified data model. The unified data model contains all the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, delay extraction and signal integrity, all operate directly on this data model. Because the data model is concurrently available to all the engines and analysis software, it makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process. During optimization and placement, for example, our system continuously adjusts the sizes of SuperCells in the design as more accurate information about the layout is obtained from the data model. Additionally, our implementation software can instantly access our analysis software and continuously check for signal integrity problems during layout and take steps to avoid them. Existing approaches force the designer to perform signal integrity analysis after the layout is completed. Problems that are found then must be manually corrected, which may also affect timing closure and cause further iterations.

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

Our unified data model is designed to overcome these limitations. Memory is used more efficiently, capacity is higher, and performance is faster than in conventional systems because there is only one copy of the design data in memory. This eliminates the need for cumbersome data translations or reading and writing of data through a programming interface.

Products

Blast Fusion is our flagship product that provides significant advantages over traditional back-end design software. Our Blast Create product broadens the capabilities of Blast Fusion by adding front-end synthesis capability. In the front-end process, the chip design is conceptualized and written as a register transfer level computer program, or Register Transfer Level (“RTL”) file, that describes the required functionality of the chip. We also offer Blast Noise, our product that detects and corrects noise and other electrical problems in deep submicron chips, as a separate product to be used with Blast Create and Blast Fusion.

Similar to the conventional design flow, our design flow starts by reading in technology libraries and constraint files. The following diagram illustrates our integrated design flow and where our products fit within this design flow.

Blast Create, first shipped in June 2001, is a key component of Magma’s RTL-to-GDSII IC design solution. It enables logic designers to synthesize, visualize, evaluate and improve the quality of their RTL code, design constraints, testability requirements and floorplan by building and analyzing a flat silicon virtual prototype that portrays the design in silicon. The physical netlist generated by Blast Create provides a clean handoff between RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Blast Fusion, first shipped in April 1999, is our physical design software that shortens the time it takes to design and produce deep submicron integrated circuits. Blast Fusion APX, first shipped in May 2002, is the high-end version of Blast Fusion targeted to address emerging nanometer design issues such as low power design and manufacturability of high performance, high complexity integrated circuits (ICs). The Blast Fusion flow starts by reading in the netlist, target library and design constraints. The netlist is optimized for circuit performance taking into account placement information that specifies the location of the gates in the chip layout. At the conclusion of this step, Blast Fusion generates a report that predicts the final timing performance that is achievable in the completed chip layout. In the final step, detailed physical design, Blast Fusion generates the final chip layout by performing the routing of wires that are needed to connect the gates into the desired circuit configuration and meet the timing performance requirements.

Blast Fusion is intended for use by chip design teams and other groups whose responsibility it is to take a design from netlist to completed chip layout. In the conventional Application Specific Integrated Circuit (“ASIC”) design flow, front-end designers use synthesis software to translate and optimize their RTL files into a netlist that is then handed off to the ASIC or semiconductor vendor or separate layout design group for physical design using Blast Fusion. Sales of Blast Fusion account for the majority of our revenue.

Blast Noise, first shipped in September 2000, is our noise detection and correction product. Interference, or noise from wires in close proximity to each other, can decrease chip performance or cause chip failure, particularly at 0.18 micron and below. Blast Noise works with Blast Fusion and Blast Chip to actively detect potential noise problems and correct them during the physical design process.

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

Blast Prototype™, Magma’s virtual prototyping system, which was first shipped in April 2002, provides design exploration and early problem detection. Blast Prototype uses the same analysis engines as Magma’s implementation system, thus providing a direct path to IC implementation using Blast Plan and Blast Fusion.

Blast Rail, first shipped in May 2003, provides IC designers with integrated power analysis and planning, voltage-drop analysis, voltage-drop-induced delay analysis, and electromigration analysis on rail wires and vias. These features enable designers to maintain power integrity in their designs. Blast Rail is fully integrated with Magma’s RTL-to-GDSII implementation flow to enable a correct-by-construction rail design solution.

Blast Power™, launched in May 2004 and now starting to ship, is the industry’s first and only integrated power management and power minimization solution from RTL to GDSII. Blast Power is available as an option to Magma’s Blast Create and Blast Fusion APX IC implementation system, enabling Magma to offer a low-power design methodology that includes embedded power, timing, and rail analysis and power minimization techniques. With Blast Power, Magma users will be able to make power-vs-timing and power-vs-area tradeoffs throughout the RTL-to-GDSII flow—without having to export design data out of the Magma system. This tight integration of power optimization and management into the implementation process will enable users to deliver lower power and more cost- effective development cycles than point tool flows.

In June 2003 Magma acquired Aplus Design Technologies, Inc. (“Aplus”), a leader in physical synthesis and architecture analysis. Aplus products include PALACE™, a physical synthesis tool for programmable devices (FPGAs), and ArchEvaluator™, an architectural analysis tool. With the addition of these products to our product portfolio, we now offer implementation and physical design for cell-based, programmable and structured ASIC designs. Our customers are increasingly using structured ASIC designs, which enable a combination of cell-based and programmable logic, to reduce manufacturing costs.

PALACE, which first shipped in July 2001, is a fully automated physical synthesis tool for programmable logic devices. PALACE combines FPGA architecture-specific synthesis and mapping technologies with FPGA physical layout using a unified single data model throughout the synthesis process. PALACE offers an average of 15% better timing compared to best available FPGA synthesis solutions. PALACE supports all the popular FPGA architectures from Xilinx, Altera, Actel, and QuickLogic and it closely interfaces with FPGA vendor physical design tools.

ArchEvaluator, which first shipped June 2000, is the only commercial EDA tool that enables the programmable or Structured ASIC architecture designers to discover new synthesis-friendly architectures with the best performance and density advantages. ArchEvaluator is able to evaluate a wide scope of architecture parameters.

Blast FPGA™, which recently started to ship, is a unified RTL to FPGA tool that combines RTL synthesis technology from Blast Create and physical synthesis technology from PALACE within a single data model.

BLAST FPGA includes features such as an intuitive graphical user interface designed specific for FPGA designers, RTL and schematic views and cross probes, and embedded timing analysis. Blast FPGA offers an average of 20% better timing and 10% better area utilization compared to best available FPGA synthesis solutions. Blast FPGA also enables an easy FPGA migration to Structured ASIC or cell based ASIC within the same unified synthesis environment.

Blast Create SA, which recently started to ship, is a comprehensive front end design tool that enables synthesis, and partitioning of RTL description of the design into cell-based blocks and programmable blocks.

Similarly, Blast Fusion SA, which recently started to ship, is a complete physical design solution for programmable, cell-based or structured ASIC designs.

With the acquisition of Random Logic Corporation in October 2003, we acquired a capacitance extractor called QuickCap®, long considered the industry’s leading parasitic extraction technology, and QuickInd™, an inductance extractor based on the same core architecture as QuickCap. QuickCap is a highly accurate 3D-field solver used in parameter extraction and rules generation, library cell extraction, critical cell analysis, and critical net analysis.

Our acquisition of Silicon Metrics Corporation in October 2003, forming our Silicon Correlation Division, has allowed Magma to provide highly accurate models and characterization of various intellectual property (IP) blocks in nanometer designs. IP vendors, library developers, and COT design teams rely on software models to accurately represent the electrical behavior of circuits implemented with advanced process technologies. To meet the needs of these customers, Silicon Correlation Division’s SiliconSmart™ products provide robust timing, power, and signal integrity models in a variety of industry standard formats. When used with popular construction and verification tools, these models offer silicon predictability and designer productivity. As a result, SiliconSmart models help customers shorten design cycles and improve chip performance.

We are in the process of integrating into our design flow certain verification and design for manufacturability (or “DFM”) technologies that we acquired by way of an April 2004 merger with Mojave, Inc. This development effort is expected to result in an ability to design ICs that are more manufacturable, and with inherently better yield, than those designed by flows that do not incorporate DFM capability. Magma believes that by incorporating DFM into IC implementation, Magma will be well positioned to address the next generation of designs at 65 nanometers and below.

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

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our customers include Broadcom, Infineon, NEC, Nokia, Texas Instruments, Renesas Technology, Toshiba and Vitesse.

In fiscal 2004, Texas Instruments and Broadcom each accounted for at least 10% of our total revenue and together accounted for 24% of our total revenue.

Product Backlog

As of March 31, 2004, we had approximately $270 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Approximately 7% of the backlog is variable based on volume of usage of our products by the customers, approximately 4% includes specific future deliverables, and approximately 11% is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Revenue and Orders Mix

Our license revenue in any given quarter depends on the volume of short term licenses shipped during the quarter and the amount of long term, ratable and cash receipts revenue from deferred revenue that is recognized out of backlog and recognized on orders received during the quarter. We set our revenue targets for any given period based in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of short term licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more-than-expected long term or ratable licenses) or may exceed them (if we deliver more-than-expected short term licenses).

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of March 31, 2004 and March 31, 2003, unbilled accounts receivable were approximately $14.9 million and $6.8 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 48% of our total revenue from sales outside the United States for fiscal 2004, compared to 39% in fiscal 2003. Additional disclosure regarding financial information on geographic areas is included in Note 11 of our Consolidated Financial Statements in Item 8 of this Annual Report.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on the industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany and the United Kingdom, an office in Israel and Asian offices in China, India, Japan, Korea and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of March 31, 2004, we had 242 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. and Synopsys, Inc. are continuing to broaden their product lines to provide an integrated design flow. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog, or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from increasing market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2004, 2003 and 2002 were $26.1 million, $18.7 million and $18.2 million, respectively. There have not been any customer-sponsored research activities since the inception of the Company.

As of March 31, 2004, our research and development group consisted of 199 employees. We have engineering centers in California and Texas and in China, India, the Netherlands and Korea. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we hold, directly or indirectly, nineteen issued patents in the U.S and two issued patents outside the U.S. Patent protection affords only limited protection for our technology. Our patents will expire on various dates between April 2018 and July 2021. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement, our products may infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of March 31, 2004, we had 501 full-time employees, including 199 in research and development, 242 in sales and marketing and 60 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 5460 Bayfront Plaza, Santa Clara, California 95054 and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq National Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com.

The information in our Web site is not incorporated by reference into this annual report. Through a link on the Investor Relations section of our web site, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Our 2004 annual meeting will be held on August 31, 2004 at the law offices of Fenwick & West in Mountain View, California.

ITEM 2.    PROPERTIES.

Our corporate headquarters are located in Santa Clara, California, where we occupy approximately 130,000 square feet under a lease expiring on July 31, 2010. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany, the Netherlands and the United Kingdom; offices in Israel and Asian offices in China, India, Japan, Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, the Company is involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is listed below.

The following table provides the names, offices, and ages of each of our executive officers as of May 31, 2004:

Name	Age	Position
Rajeev Madhavan	38	Chief Executive Officer and Chairman of the Board
Roy E. Jewell	49	President and Chief Operating Officer and Director
Gregory C. Walker	50	Senior Vice President, Finance and Chief Financial Officer
Saeid Ghafouri	46	Senior Vice President, Worldwide Field Operations
Hamid Savoj	43	Senior Vice President, Product Development
Venktesh Shukla	50	Senior Vice President, Marketing and Business Development

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

Gregory C. Walker has served as our Chief Financial Officer and Vice President—Finance since August 2002, and as our Senior Vice President—Finance since September 2002. From April 1999 to April 2002 he served as Chief Financial Officer, and most recently as interim Chief Executive Officer, for Accrue Software, Inc., a leading provider of customer relationship management products. From October 1997 to March 1999, Mr. Walker was Chief Financial Officer at Duet Technologies, Inc., a provider of semiconductor design services and software. From January 1997 through September 1997, Mr. Walker served as Chief Financial Officer of NeTpower, Inc., a manufacturer of work stations and servers. From December 1990 to January 1997, Mr. Walker served as Treasurer, Vice President of Finance and acting Chief Financial Officer, successively, at Synopsys, Inc., a supplier of electronic design automation solutions for the global electronic market. Prior to working at Synopsys, Mr. Walker held various positions in financial operations at Xerox Corporation and IBM Corporation.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal 2005:
First quarter (through May 28, 2004)	$22.46	$18.05

Fiscal 2004:
Fourth quarter	$28.88	$20.00
Third quarter	$25.50	$17.77
Second quarter	$24.05	$16.00
First quarter	$20.80	$7.64

Fiscal 2003:
Fourth quarter	$10.60	$6.76
Third quarter	$13.11	$6.89
Second quarter	$16.62	$8.48
First quarter	$22.51	$13.85

As of May 28, 2004, there were 345 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

During the year ended March 31, 2004, we issued a total of 623,372 shares of our common stock in connection with the acquisition of Aplus, pursuant to an agreement dated June 10, 2003 (the “Aplus Agreement”). We may issue up to 456,048 additional shares of our common stock upon the achievement of the earn-out milestones set forth in the Aplus Agreement. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D thereof.

On April 29, 2004, during our first quarter of fiscal 2005, we issued a total of 607,554 shares of our common stock in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. In addition to the initial merger consideration we may issue contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contengent on the achievement of certain technology milestones. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities

We repurchased no shares of our common stock during the fourth quarter of fiscal 2004.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of March 31, 2004 and 2003 and selected consolidated statements of operations data for the years ended March 31, 2004, 2003 and 2002, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of March 31, 2002, 2001 and 2000 and the selected consolidated statements of operations data for the years ended March 31, 2001 and 2000 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licenses	$100,387	$63,631	$38,175	$11,270	$1,257
Services	13,342	11,461	8,182	572	193

Total revenue	113,729	75,092	46,357	11,842	1,450
Cost of revenue*	16,647	11,575	8,364	5,848	1,209

Gross profit	97,082	63,517	37,993	5,994	241

Operating expenses:
Research and development	26,097	18,687	18,238	20,600	10,918
In-process research and development	200	—	—	—	—
Sales and marketing	36,973	25,656	22,928	21,566	16,553
General and administrative	11,348	10,680	6,033	7,221	3,633
Restructuring costs	—	727	—	—	—
Amortization of intangible assets	1,745	—	—	—	—
Stock-based compensation**	7,086	4,773	6,738	3,658	2,718

Total operating expenses	83,449	60,523	53,937	53,045	33,822

Operating income (loss)	13,633	2,994	(15,944)	(47,051)	(33,581)

Other income (expense):
Interest income	2,584	1,841	1,036	1,392	772
Interest expense	(1,066)	—	(14,604)	—	—
Other income (expense)	(100)	(578)	(186)	(232)	(172)

Other income (expense), net	1,418	1,263	(13,754)	1,160	600

Net income (loss) before income taxes	15,051	4,257	(29,698)	(45,891)	(32,981)
Income taxes	(3,576)	(1,183)	(288)	(138)	(69)

Net income (loss)	11,475	3,074	(29,986)	(46,029)	(33,050)
Less: preferred stock dividend	—	—	(5,814)	—	—

Net income (loss) attributed to common stockholders	$11,475	$3,074	$(35,800)	$(46,029)	$(33,050)

Net income (loss) per share—basic	$0.36	$0.10	$(2.07)	$(5.95)	$(10.91)

Net income (loss) per share—diluted	$0.29	$0.10	$(2.07)	$(5.95)	$(10.91)

Weighted average shares—basic	31,648	30,521	17,258	7,733	3,029

Weighted average shares—diluted	40,245	31,976	17,258	7,733	3,029

* Stock-based compensation included in cost of revenue	$9	$57	$56	$86	$21

**Components of stock-based compensation included in operating expenses:
Research and development	$3,638	$2,096	$1,326	$1,098	$1,102
Sales and marketing	317	1,458	2,319	1,203	941
General and administrative	3,131	1,219	3,093	1,357	675

Total	$7,086	$4,773	$6,738	$3,658	$2,718

	March 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$150,842	$95,697	$91,946	$14,713	$30,409
Total assets	$314,475	$127,478	$119,709	$29,289	$37,189
Notes payable to bank	$—	$—	$—	$1,686	$1,557
Convertible subordinated notes	$150,000	$—	$—	$—	$—
Other non-current liabilities	$5,999	$72	$130	$533	$2,573
Redeemable convertible preferred stock	$—	$—	$—	$88,570	$60,252
Total stockholders’ equity (deficit)	$117,739	$105,772	$92,744	$(78,894)	$(38,566)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; the continuing impact of the economic recession; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; Magma’s ability to manage Magma’s expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

Executive Summary

Magma Design Automation provides electronic design automation, or EDA, software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with a measurement of 0.13 micron and smaller. See “Item 1, Business” for a more complete description of our business.

As an EDA software provider, we generate substantially all of our revenues from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development budgets. As a result, our revenues are heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years, with industry sales dropping significantly from late 2000 to early 2002. As a result, over the past three years our customers have focused on controlling costs and reducing risk, reducing R&D expenditures, cutting back on design starts, purchasing from fewer suppliers, requiring more favorable pricing and payment terms from suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many start-up semiconductor design companies failed or were acquired, and the pace of investment in new companies declined.

In response to these conditions, we have focused on providing the most technologically advanced products to address each step in the integrated circuit, or IC, design process, on integrating these products into broad platforms, and on expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

While the semiconductor industry experienced a moderate recovery in 2003, our customers have remained cautious. It is therefore not yet clear when improved demand in our own customers’ electronics end markets will cause them to significantly increase their R&D spending or their design starts, and hence their spending on EDA.

Despite the condition of the semiconductor industry as described above, we were able to achieve the following during fiscal 2004:

•	We added 10 or more of new customers in each quarter of during fiscal 2004.

•	Market reception for our products continues to be strong. During fiscal 2004, we more than doubled the number of Magma users.

•	We successfully completed eight acquisitions during fiscal 2004 to broaden our product offerings and to incorporate key technologies into our existing products.

•	Our total headcount increased to 501 at March 31, 2004 up from 270 at March 31, 2003. Most of the additional headcount represents additions to our R&D and application engineering organizations. Our investments in these organizations will enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•	Revenue for fiscal 2004 was $113.7 million, up 51 percent from the prior year. License sales for the year accounted for approximately 88 percent of total revenue, compared to 85 percent in the prior year. Within the total revenue for fiscal 2004, 63 percent was for orders recognized on a ratable basis or due-and-payable or cash-receipts basis, and 26 percent was for short-term time-based and perpetual licenses recognized up front.

•	International sales accounted for 48 percent of revenue in fiscal 2004, up 9 percent from the prior year. This increase was primarily due to a number of customer wins in Europe, Japan and in the Asia-Pacific region.

•	Total cash and investments at March 31, 2004 was $150.8 million, including $78.2 million of long-term investments that are readily convertible to cash. This represents an increase from $95.7 million at March 31, 2003.

•	For fiscal 2004, cash from operations was $24.8 million, or 22 percent of fiscal 2004 revenue.

Recent Business and Asset Acquisitions

We have recently acquired companies and purchased technologies to enable us to expand into markets for sign-off-quality tool sets for chip timing and parasitic extraction and in-library model generation and development. We believe that these acquisitions are a significant factor in Magma being able to compete successfully in the EDA industry and we expect to make similar acquisitions in the future. These acquisitions increased our headcount by more than 80 people and increased our research and development and sales and marketing expenses. Acquisitions may decrease our liquidity in the short term if earnout milestones are achieved and we must pay contingent cash consideration under the terms of some of these acquisitions.

Business acquisitions

On July 1, 2003, we acquired Aplus, a developer of physical synthesis and physical prototyping solutions for programmable structured logic devices. We acquired all the outstanding shares of Aplus in exchange for initial consideration of $0.9 million cash and 0.3 million shares of our common stock. We also agreed to pay a total of $3.2 million of cash and 0.8 million shares of our common stock (collectively, the “Contingent Consideration”) to the Aplus shareholders pursuant to an earnout arrangement. The shares of common stock included in the Contingent Consideration were issued and placed in escrow and considered to be issued and outstanding as of the consummation date. Under the terms of the earnout provision, the Contingent Consideration was to be distributed to Aplus shareholders upon achieving or exceeding certain revenue, technology or financial targets. The earnout provisions were amended in April 2004 to revise the technical milestones and eliminate the financial targets, but the total Contingent Consideration remains the same. As of March 31, 2004, we had paid Contingent Consideration of approximately $1.4 million in cash and released 0.3 million shares of our common stock from the escrow, based on the achievement of the targets as of March 31, 2004. The Aplus acquisition was accounted for as a purchase business combination. The Contingent Consideration, when earned, is considered an additional acquisition cost and recorded as an increase to the developed technology intangible asset. That amount is being amortized to cost of sales over the remaining economic life of the developed technology intangible asset.

On October 17, 2003, we acquired Silicon Metrics, a developer of chip design characterization and modeling software for initial consideration of $18.0 million in cash. We also agreed to pay up to $14.0 million of cash in contingent consideration to the Silicon Metrics shareholders upon achieving or exceeding certain financial milestones. As of March 31, 2004, no contingent consideration had been earned. The contingent consideration, when earned, will be considered an additional acquisition cost and will be recorded as an increase to goodwill. Pursuant to the terms of the merger agreement, $1.8 million of the initial consideration continues to be retained by us in a segregated bank account as of March 31, 2004 to secure certain indemnification obligations of the Silicon Metrics shareholders and bonus plan participants. An additional amount of $0.8 million was retained by us to secure indemnification obligations with respect to certain litigation, but this amount was released to the Silicon Metrics stockholders in February of 2004 in connection with the settlement of the litigation. The Silicon Metrics acquisition was accounted for as a purchase business combination.

On October 20, 2003, we acquired Random Logic, a developer of the parasitic extraction software product QuickCap® and QuickInd, for cash consideration of $20.0 million. Pursuant to the terms of the merger agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders. The Random Logic acquisition was accounted for as a purchase business combination.

On February 23, 2004, we acquired SiliconCraft, a developer of advanced timing and power solutions for the high-end IC design industry. Prior to the acquisition, we had a 20% equity interest in Silicon Craft as a result of an earlier equity investment in July 2003. In this transaction, we acquired all remaining outstanding shares of SiliconCraft in exchange for the initial cash consideration of $1.2 million. In addition to the initial consideration, we may pay up to $1.5 million of cash in contingent consideration to the SiliconCraft shareholders upon achieving certain technology milestones. As of March 31, 2004, no contingent consideration had been earned. The contingent consideration, when earned, will be considered an additional acquisition cost and will be recorded as an increase to goodwill. The SiliconCraft acquisition was accounted for as a purchase business combination.

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a developer of formal verification technology, for cash consideration of approximately $600,000, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million upon the achievement of technology milestones set forth in the acquisition agreement. No contingent consideration yet has been paid under the agreement because the milestone dates have not occurred.

On April 29, 2004, we acquired Mojave, Inc. (“Mojave”), a developer of advanced technology for integrated circuit manufacturability and verification. The acquisition was effected by means of a two-step merger in which

Mojave stockholders received initial consideration of $25.0 million, half in stock and half in cash. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The contingent consideration, when earned, will be considered an additional acquisition cost. The Mojave acquisition will be accounted for as a purchase business combination in the first quarter of fiscal 2005.

Asset purchases

On March 26, 2004, we acquired a technology license and certain other information for a total fee of $22.8 million. The licensed technology will be integrated into our current product offerings as a formal verification equivalency checking tool that will be used to verify whether two different representations of a circuit are logically equivalent. Under the license agreement, we obtained a perpetual, fully-paid, royalty-free, non-exclusive, assignable, worldwide license. Further, we have a three-year period of exclusivity before the licensor can offer the licensed technology to our competitors.

During the year ended March 31, 2004, we completed three other asset purchases for an aggregate consideration of $17.7 million in upfront payments and related acquisition expenses of $0.5 million. Two of these purchase transactions included earnout provisions under which we would pay contingent consideration up to $2.8 million in cash based on the achievement of certain technology milestones as outlined in the respective asset purchase agreements. As of March 31, 2004, we had not paid any contingent consideration under these arrangements because no performance milestones had been met.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

The fee is fixed or determinable.    With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

Except in cases where we grant extended payment terms to a specific customer, we have determined that our fees are fixed or determinable at the inception of our arrangements based on the following:

•	The fee our customers pay for our products is negotiated at the outset of an arrangement and is generally based on the specific volume of products to be delivered.

•	Our license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer or the expected number of users of the product delivered.

In order for an arrangement to be considered fixed or determinable, 100% of the arrangement fee must be due within one year or less from the order date. We have a history of collecting such arrangements fee according to contractual terms. Arrangements with payment terms extending beyond 12 months are considered not to be fixed or determinable.

Collectibility is probable.    In order to recognize revenue, we must make a judgment of the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

License revenue

We derive license revenue primarily from licenses of our design and implementation software and, to a much lesser extent, from licenses of our analysis and verification products. We license our products under time-based and perpetual licenses.

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence of fair value “VSOE”, for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the amounts due and payable.

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the license, services and initial post contract support is due within one year of the contract date—we recognize revenue to the extent of the lesser of the portion of the amount due and payable or the ratable portion of the entire fee.

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

Services revenue

We derive services revenue primarily from consulting and training for our software products and from maintenance fees for our products. Most of our license agreements include maintenance, generally for a one-year period, renewable annually. Services revenue from maintenance arrangements is recognized on a straight-line basis over the maintenance term. Because we have VSOE of fair value for consulting and training services, revenue is recognized as these services are performed or completed. Our consulting and training services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product. Additional factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on our ability to recognize the software license fee.

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of being invoiced to the customer. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of March 31, 2004 and March 31, 2003, unbilled accounts receivable were approximately $14.9 million and $6.8 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate using the factors described above. We also monitor our accounts receivable for concentration in any one customer, industry or geographic region.

To date, our receivables have not had any particular concentrations that, if not collected, would have a significant impact on our operating income. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would decrease our general and administrative expenses and our reported net income would increase.

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

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation.

Goodwill impairment

Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting segment (see Note 11 of the Notes to the Consolidated Financial Statements under Item 8 of this report) Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of long-lived intangible assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

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

Strategic investments in privately held companies

At March 31, 2004, the carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately held companies) totaled $1.8 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $1.2 million in fiscal 2004 and $0.6 million in fiscal 2003.

Results of Operations

Revenue

Revenue consists of license revenue and services revenue. License revenue consists of fees for time-based or perpetual licenses of our products. Services revenue consists of fees for services, such as post-contract customer support (“PCS”), customer training and consulting. As described in more detail under “Critical Accounting Policies and Estimates” above, revenue recognition depends upon the nature of the contract under which our products and services are sold.

Our licenses revenue in any given quarter is dependent upon the mix and volume of short-term licenses on orders received during the quarter and the amount of long term, ratable and cash receipts revenue from deferred revenue recognized out of backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term or ratable licenses) or may exceed them (if we have more-than-expected short term licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets as described in the risk factors below.

Fiscal Years Ended March 31, 2004 and 2003

Revenue, cost of revenue and gross profit

Table below sets forth the fluctuations in revenue, cost of revenue and gross profit from fiscal 2003 to fiscal 2004 (in thousands, except percentage data):

	Year Ended March 31, 2004	Percentage of Revenue	Year Ended March 31, 2003	Percentage of Revenue	Year to Year Increase	Increase Percentage
Revenue:
Licenses	$100,387	88.3%	$63,631	84.7%	$36,756	57.8%
Services	13,342	11.7%	11,461	15.3%	1,881	16.4%

Total revenue	113,729	100.0%	75,092	100.0%	38,637	51.5%

Cost of revenue	16,647	14.6%	11,575	15.4%	5,072	43.8%

Gross profit	$97,082	85.4%	$63,517	84.6%	$33,565	52.8%

Table sets forth the fluctuations in geographic distribution of revenue from fiscal 2003 to fiscal 2004 below (in thousands, except percentage data):

	Year Ended March 31, 2004	Percentage of Revenue	Year Ended March 31, 2003	Percentage of Revenue	Year to Year Increase	Increase Percentage
Domestic	$58,675	51.6%	$45,581	60.7%	$13,094	28.7%
International	55,054	48.4%	29,511	39.3%	25,543	86.6%

Total revenue	$113,729	100.0%	$75,092	100.0%	$38,637	51.5%

Revenue

•	For fiscal 2004, 63% of total revenue recognized was derived from license backlog, 26% from short term licenses and 11% from ratable maintenance and services. Total revenue from license backlog included 38% from due and payable licenses, 22% from ratable licenses and 3% from customers paying on a cash receipts basis.

•	License revenue increased in fiscal 2004 due to large orders executed in North America, Europe and Japan. These orders came from sales to new customers, the number of which increased by more than 100% from the prior year, proliferation to additional design group designers at existing customers and the additions of new products, principally Blast Fusion APX. During fiscal 2004 we added more than 60 new customers. Two customers each accounted for more than 10 percent of the full year revenue, combining for a total of 24 percent.

•	Service revenue increased in fiscal 2004 compared to fiscal 2003 primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders.

•	Domestic revenue increased in fiscal 2004 compared to fiscal 2003 due primarily to our existing customers in North America purchasing additional licenses and the new technology products.

•	International revenue increased in fiscal 2004 compared to fiscal 2003 due primarily to our existing customers in Europe and Japan purchasing additional licenses and the addition of new technology products.

Gross profit

Cost of revenue includes personnel and related costs to provide product support, consulting services and training. Cost of revenue also includes software production costs, product packaging, documentation, amortization of acquired developed technology and other intangible assets, and amortization of deferred stock-based compensation. Management allocates these expenses to cost of upfront licenses, cost of time-based licenses and cost of services, based on orders booked within a given quarter. Accordingly, the costs allocated to upfront licenses, time-based licenses and services are heavily dependent on the mix of software orders received during any given period.

•	Gross profit as a percentage of revenue increased in fiscal 2004 compared to fiscal 2003 primarily as a result of license revenue, which has a higher gross margin compared to service revenue, accounting for a greater percentage of total revenue in fiscal 2004. This increase was offset by an increase in amortization of acquired developed technology and other intangible assets of $2.6 million as a result of additional business combination and asset acquisitions completed during fiscal 2004.

Operating expenses

Table below (in thousands, except percentage data) sets forth the fluctuations in operating expenses from fiscal 2003 to fiscal 2004:

	Year Ended March 31, 2004	Percentage of Revenue	Year Ended March 31, 2003	Percentage of Revenue	Year to Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$26,097	22.9%	$18,687	24.9%	$7,410	39.7%
In-process research and development	200	0.2%	—	0.0%	200	100.0%
Sales and marketing	36,973	32.5%	25,656	34.2%	11,317	44.1%
General and administrative	11,348	10.0%	10,680	14.2%	668	6.3%
Restructuring costs	—	0.0%	727	1.0%	(727)	(100.0)%
Amortization of intangible assets	1,745	1.5%	—	0.0%	1,745	100.0%
Amortization of stock-based compensation	7,086	6.2%	4,773	6.4%	2,313	48.5%

Total operating expenses	$83,449	73.4%	$60,523	80.6%	$22,926	37.9%

•	Research and development expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in payroll related expenses of $4.2 million as we more than doubled our research and development headcount through direct hiring as well as business acquisitions during fiscal 2004. The remainder of the increase was caused by increases in common expenses (e.g., facility related expenses) of $3.9 million and software maintenance costs of $0.3 million, both of which were caused by the headcount increase. These increases were offset by a decrease in professional service fees of $1.3 million in fiscal 2004 as we utilized more internal resources to conduct our internal research and development projects. The remainder of the fluctuation in research and development expenses between fiscal 2003 and fiscal 2004 was accounted for by other individually insignificant items.

•	In-process research and development expense of $0.2 million in fiscal 2004 represents the charge recorded in connection with our acquisition of Silicon Metrics Corporation during fiscal 2004.

•	Sales and marketing expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in payroll related expenses of $6.7 million as we increased our sales and marketing headcount by 65% (primarily application engineers) through direct hire as well as business acquisitions during fiscal 2004. The increase was also caused by an increase in commission expense of $4.7 million as a result of sales and bookings growth experienced in fiscal 2004. The remainder of the fluctuation in sales and marketing expenses between fiscal 2003 and fiscal 2004 was accounted for by other individually insignificant items.

•	General and administrative expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in payroll related expenses of $2.1 million as we increased our general and administrative headcount by 82% in fiscal 2004 in order to support our growing operations. The increase was offset by a decrease in legal expense in fiscal 2004 as we did not incur one-time litigation settlement costs (we recorded such costs of $1.9 million in fiscal 2003). The remainder of the fluctuation in general and administrative expenses between fiscal 2003 and fiscal 2004 was accounted for by other individually insignificant items.

•	Restructuring costs of $0.7 million in fiscal 2003 represented the charge recorded in connection with employee terminations, which was completed in fiscal 2003. No such charge was recorded in fiscal 2004.

•	Amortization of intangible assets of $1.7 million in fiscal 2004 represents amortization of certain intangible assets recorded in connection with business combinations and asset purchases completed during fiscal 2004. The intangible assets being amortized include trademarks, customer contracts, customer relationships, no ship rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction. We anticipate that amortization of intangible assets to increase in future years as we amortize the intangible assets recorded as a result of our fiscal 2004 acquisitions for a full fiscal year.

•	Amortization of deferred stock-based compensation increased in fiscal 2004 compared to fiscal 2003 primarily due an increase in stock-based compensation expense related to the VeraTest earnout payment of $2.3 million and recording of stock-based compensation expense of $2.8 million related to the stock option granted to our President in fiscal 2004. These increases were offset by a decrease in amortization of deferred stock-based compensation (recorded in connection with our IPO in November 2001) of $2.8 million.

Other items

The table below (in thousands, except percentage data) sets forth the fluctuations in other items from fiscal 2003 to fiscal 2004:

	Year Ended March 31, 2004	Percentage of Revenue	Year Ended March 31, 2003	Percentage of Revenue	Year to Year Increase (Decrease)	Percentage Increase (Decrease)
Other income (expense), net:
Interest income	$2,584	2.3%	$1,841	2.5%	$743	40.4%
Interest expense	(1,066)	(1.0)%	—	0.0%	(1,066)	(100.0)%
Other expense, net	(100)	(0.1)%	(578)	(0.8)%	478	82.7%

Total other income (expense), net	$1,418	1.2%	$1,263	1.7%	$155	12.3%

Provision for income taxes	$3,576	3.1%	$1,183	1.6%	$2,393	202.3%

•	Interest income increased in fiscal 2004 compared to fiscal 2003 primarily due to our maintaining a higher average cash and investments balance during fiscal 2004. We received $124 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense in fiscal 2004 represents amortization of debt discount and issuance costs which were recorded in connection with our convertible subordinated debt offering completed in May 2003.

•

Other expense, net in fiscal 2004 decreased primarily due to an increase in foreign exchange gain of $1.2 million, offset by an increase in a charge associated with loss in strategic equity investments of $0.6 million. The increase in foreign exchange gain was caused by a favorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen as well as the U.S. Dollar and the Euro during fiscal 2004. The charge associated with loss in strategic equity investments was determined based on our periodic review of investee company financial performance. We made additional strategic equity investments of $2.1 million during fiscal 2004. The remainder of the fluctuation in other expense, net between fiscal 2003 and fiscal 2004 was accounted for by other individually insignificant items.

•	Provision for income taxes in fiscal 2004 increased primarily due to an increase in withholding taxes in Japan of $1.6 million, which is a result of sales growth in that country. No tax benefit was recognized in fiscal 2004 and 2003 for the future tax benefit of operating losses, as management believes it is more likely than not that the benefit will not be realized. Our effective tax rate varies from the U.S. statutory rate primarily due to the utilization of loss carryovers and the fact that earnings of foreign subsidiaries are taxed at different rates. The deferred tax assets of $47.4 million at March 31, 2004 were fully reserved due to uncertainty of realization.

Fiscal Years Ended March 31, 2003 and 2002

Revenue

Revenue increased from $46.4 million in fiscal 2002 to $75.1 million in fiscal 2003 due to the increases in both license and service revenue. Of the $75.1 million of revenue recognized during fiscal 2003, approximately $63.6 million was license revenue. The increase in revenue was due to sales to new customers, which increased by more than 100% from the prior year, proliferation to additional design group designers in existing customers and the additions of new products.

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

Cost of Revenue

Cost of revenue increased in absolute dollars from $8.4 million or 18% of revenue in fiscal 2002 to $11.6 million or 15% of revenue in fiscal 2003. The increase was primarily due to costs associated with additional support required by our expanding customer base combined with costs related to increased design services. The cost of sales relating to design services increased as a result of increased services revenue. In addition, we transferred the costs associated with all research and development employees who work in design services to cost of sales at the beginning of the second quarter of fiscal 2003 because such employees’ activities were revised and they now only perform work on customer related activities.

Operating Expenses

Research and development

During the second quarter of fiscal 2003, we transferred the costs associated with all research and development employees who work in design services to cost of sales because such employees would only perform work on customer related activities. Research and development expense consists primarily of salaries, bonuses and benefits of engineering personnel, depreciation of engineering equipment, and outside engineering services from contractors and consultants as we continue to invest in our technology. Research and development expense increased in absolute dollars from $18.2 million or 39% of revenue in fiscal 2002 to $18.7 million or 25% of revenue in fiscal 2003. The fiscal 2003 increase of $0.5 million was attributed to an increase in travel expense of $0.3 million, payroll related expenses of $3.5 million due to an increase in headcount, and outside services of consultants of $0.5 million. These increases were offset by $3.8 million of costs transferred to cost of sales. These costs were associated with a number of research and development personnel who previously performed a combination of research and development and services activities for our services organization. Their activities were changed limiting them to providing services only.

Sales and marketing

Sales and marketing expense consists primarily of salaries, sales commissions, bonuses, benefits and related costs of sales and marketing personnel, tradeshows and other marketing activities. Sales and marketing expense increased from $22.9 million or 49% of revenue in fiscal 2002 to $25.7 million or 34% of revenue in fiscal 2003. The increase was primarily due to increases in payroll related expenses of $2.9 million resulting from headcount increases to support the sales plan, advertising expense of $0.3 million, third party sales representative commissions of $1.0 million resulting from growth outside the United States, principally in Asia, travel expense of $0.6 million and office related expense of $0.5 million. In addition, an increase of $0.9 million related to the change in business focus of the field application engineers toward sales support, from customer design services charged to cost of sales in the prior year. These increases were partially offset by a reduction of $3.3 million in commission expense resulting from a change in the compensation plan, and $0.1 million in industry tradeshow related expenses.

General and administrative

General and administrative expense consists of salaries, bonuses, benefits and related costs of finance and administrative personnel and outside service expenses including legal, accounting and recruiting services. General and administrative expense increased 78% from $6.0 million or 13% of revenue in fiscal 2002 to $10.7 million or 14% of revenue in fiscal 2003. Of the net increase of $4.7 million, $1.9 million was related to the settlement with Prolific, Inc. Other increases include outside services of $1.2 million primarily from legal and accounting services, insurance expense of $0.4 million, bad debt expense of $0.6 million, travel expenses of $0.1 million, office related expenses of $0.2 million and payroll related expenses of $0.3 million.

Stock-based compensation

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the underlying common stock on the grant date for officers and employees and the fair value of the stock options granted to consultants and other non-employees. The options granted to officers and employees generally vest over four years, with 25% vesting after one year and the balance vesting ratably over the remaining 36 months. Stock-based compensation declined 29%, to $4.8 million or 6% of revenue in fiscal 2003 from $6.7 million or 15% of revenue in fiscal 2002. For the year ended March 31, 2003, stock-based compensation included $4.3 million related to employees, of which $1.2 million was associated with our asset purchase of VeraTest, which occurred in fiscal 2003, and $0.5 million of expense related to consultant options.

Other Income (Expense), Net

Other income (expense), net was $1.3 million in fiscal 2003 and $(13.8) million in fiscal 2002. Interest income increased from $1.0 million in fiscal 2002 to $1.8 million in fiscal 2003 due to a change in the investment policy to include long-term investments beginning in the fourth quarter and more funds being available for investment on average for the year ended March 31, 2003. Interest expense decreased from $14.6 million in fiscal 2003. This decrease was primarily attributable to a non-cash charge of $14.6 million related to the $25 million subordinated convertible promissory notes issued in July and August 2001. Such charges would not be incurred in future periods since the promissory notes were automatically converted into common stock on the completion of our initial public offering in November 2001. Other expense, net for the year ended March 31, 2003 represents an other-than-temporary decline in fair value of $0.6 million related to two of our strategic investments.

Income Taxes

The increase in income taxes of $0.9 million between the years ended March 31, 2003 and 2002 was primarily due to foreign tax expenses and U.S. federal alternative minimum tax.

Liquidity and Capital Resources

At March 31, 2004, our principal source of liquidity was our cash and cash equivalents and long-term investments. We had $72.7 million in cash and cash equivalents, and $78.2 million in long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

On May 22, 2003, we issued $150.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to us of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of approximately 6.56 million shares. The Notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. We may not redeem the Notes prior to their maturity date. In order to minimize the dilutive effect from the issuance of the Notes, we undertook the following additional transactions concurrent with the issuance of the Notes:

•	We repurchased approximately 1.1 million shares of common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

•	We entered into convertible bond hedge and warrant transactions with Credit Suisse First Boston International (“CSFB International”) with respect to our common stock. Under the convertible bond hedge arrangement, CSFB International agreed to sell us, for $22.86 per share, up to 6.56 million shares of our common stock to cover our obligation to issue shares upon conversion of the Notes. In addition, we issued CSFB International a warrant to purchase up to 6.56 million shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The net cost incurred in connection with these arrangements, which consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was approximately $20.3 million.

The table below (in thousands) sets forth the key components of cash flow for fiscal 2004, 2003 and 2002:

	Year Ended March 31,
	2004	2003	2002
Net cash provided by (used in) operating activities	$24,755	$2,973	$(12,527)
Net cash used in investing activities	$(144,127)	$(21,654)	$(17,138)
Net cash provided by financing activities	$127,017	$4,969	$93,430

Fiscal 2004

Our operating activities provided net cash of $24.8 million. Cash was provided by net income adjusted for non-cash related items and changes in working capital including increases in accounts payable, accrued liabilities and deferred revenue. The increases in accounts payable and accrued liabilities are primarily due to the growth in our operations including headcount. Our headcount increased by 86% in fiscal 2004. Cash was also provided by an increase in other-long term liabilities, which primarily represented deferred rent related to the new lease agreement signed in fiscal 2004 for our headquarters facility. These increases were offset by cash used for changes in working capital including increases in accounts receivable, prepaid expenses and other current assets. Accounts receivable increased due to the timing of installment billings to customers. A detail of our accounts receivable balance as of March 31, 2004 is provided below (in millions, except for percentages):

Gross accounts receivable balance and their due dates

	Balance at March 31, 2004	Due Dates
		Q1 Fiscal 2005	Q2 Fiscal 2005	Q3 Fiscal 2005	Q4 Fiscal 2005

Billed	$19.6	$19.6	$—	$—	$—
Percentage due		100%	—	—	—

Unbilled	14.9	7.6	4.7	2.1	0.5

Percentage due		51%	32%	14%	3%

Gross accounts receivable	$34.5	$27.2	$4.7	$2.1	$0.5

Percentage due		79%	14%	6%	1%

Gross billed accounts receivable balance and their aging

	Balance at March 31, 2004	Aging as of March 31, 2004
		Current	> 30 days Past Due	> 60 days Past Due*	> 90 days Past Due*
Billed accounts receivable	$19.6	$16.8	$1.0	$0.1	$1.7

Percentage of billed accounts receivable		86%	5%	1%	8%

*	Of $1.8 million that is more than 60 days past due as of March 31, 2004, no revenue has been recognized on $1.3 million and $0.3 million is fully reserved in allowance for doubtful accounts.

The increase in prepaid expenses and other current assets is primarily due to increases in prepaid commission and prepaid maintenance related to a licensed technology, which was obtained in March 2004. Prepaid commission increased during fiscal 2004 primarily due to orders recorded by us in fiscal 2003 of approximately $100 million for which we paid advance commissions but the entire order value has not been recognized as revenue as of March 31, 2004. We expect advance commission to decrease in fiscal 2005 as these orders are recognized as revenue.

Our investing activities used net cash of $144.1 million. We used cash to complete 4 business combination and 4 asset purchase transactions during fiscal 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $78.6 million in cash, net of cash acquired. In connection with two of these transactions, we maintain restricted cash of $2.7 million to secure certain indemnification obligations. We also made equity investments of $2.1 million in several privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. We had a net purchase of $47.1 million of short and long-term investments as we invested the proceeds received from our convertible subordinated debt offering completed in May 2003. During fiscal 2004, we acquired property and equipment totaling $13.7 million. The property and equipment expenditures were primarily for purchases of computer equipment to support our growing operations and leasehold improvements at our new headquarters building. We expect to make capital expenditures of approximately $13.0 million in fiscal 2005. These capital expenditures will be used to support selling and marketing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

Our financing activities provided net cash of $127.0 million. The primary source of cash was the net proceeds received from issuance of convertible subordinated notes (the “Debt Offering”) of $145.1 million. In connection with the Debt Offering, we also issued a warrant exercisable for shares of our common stock to a bank and received additional cash proceeds of $35.9 million, while we paid $56.2 million in cash for entering into a bond hedge contract with the same bank. Other sources of cash included $24.1 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan and $0.2 million of repayment received for the notes receivable from stockholders. These cash inflows were offset by our $2.1 million repayment of notes payable to a bank and our repurchase of 1.1 million shares of our common stock for $20.0 million in order to minimize the dilutive effect of the Debt offering.

Fiscal 2003 and 2002

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

Cash provided by financing activities was $5.0 million for the year ended March 31, 2003, compared to $93.4 million for the year ended March 31, 2002. Cash provided for the year ended March 31, 2003 was primarily due to proceeds from issuance of common stock of $4.9 million. For the year ended March 31, 2002, cash provided was primarily related to the $67.4 million of net proceeds from our initial public offering combined with $24.8 million proceeds from the issuance of subordinated notes and warrants.

Capital resources

We believe that our existing cash and cash equivalents and long-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. As of March 31, 2004, total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $20.2 million.

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a developer of formal verification technology, for cash consideration of approximately $600,000, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million upon the achievement of technology milestones set forth in the acquisition agreement. No contingent consideration yet has been paid under the agreement because the milestone dates have not occurred.

On April 29, 2004, we completed our acquisition of Mojave, Inc. (“Mojave”), a developer of advanced technology for integrated circuit manufacturability and verification. Pursuant to the definitive agreement, we paid to Mojave shareholders initial consideration of $25 million, half in stock and half in cash. In addition to the initial merger consideration, we have agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over the period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones.

Contractual obligations

As of March 31, 2004, our principal commitments consisted of operating leases, the future amount of which was $13.8 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $150.0 million due in fiscal 2009. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$13.8	$2.7	$4.4	$4.1	$2.6
Convertible subordinated note	150.0	—	—	150.0	—
Strategic equity investment	0.5	0.5	—	—	—

Total	$164.3	$3.2	$4.4	$154.1	$2.6

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

Our off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of March 31, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Newly Adopted and Recently Issued Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for us) for any variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

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

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”. The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share (EPS). We have included these required disclosures in Note 8 of the Notes to Consolidated Financial Statements under Item 8 of this report.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for seven of the last eight fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $107.1 million as of March 31, 2004; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $107.1 million as of March 31, 2004. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

Our quarterly revenue and operating results are difficult to predict, and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	timing of customer license payments

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and DSO;

•	the relative mix of our license and services revenues;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

Customer payment defaults may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog could affect the proportion of revenue recognized from backlog each quarter, which could have a material adverse effect on our financial condition and results of operations and on investor expectations.

As of March 31, 2004, we had approximately $270 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Approximately 7% of the backlog is variable based on volume of usage of our products by the customers, approximately 4% includes specific future deliverables and approximately 11% is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the twelve months ended March 31, 2004, we had two customers that accounted for 10% or more of our revenue, and that together accounted for approximately 24% of our revenue. In the twelve months ended March 31, 2003, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue.

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

Most of our customers license our software under time-based licensing agreements, with terms that typically vary from 15 months to 48 months. Most of our license agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our license agreements allow customers to terminate an agreement prior to its expiration under limited circumstances—for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, formal or layout verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from gaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenues, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Silicon Metrics Corporation and Mojave, Inc. or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain key employees of the acquired company;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of management attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

We may not be able to hire the number of qualified engineering personnel required for our business, particularly field application engineering personnel, which would harm our ability to grow.

We continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in Silicon Valley where our headquarters is located. If we lose the services of a significant number of our engineers or we cannot hire additional engineers, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Blast Fusion and Blast Fusion APX have accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion and Blast Fusion APX and related products will account for most of our revenue for the foreseeable future. If integrated circuit designers do not continue to adopt Blast Fusion and Blast Fusion APX, our operating results will be significantly harmed. We must continue market penetration of Blast Fusion and Blast Fusion APX to achieve our growth strategy and financial success.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would be likely to result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has recently experienced a slowdown, which has negatively impacted and may continue to impact our business and operating results. While the semiconductor industry experienced a moderate recovery in 2003, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. Terrorist attacks in the United States, the ongoing events in Iraq and other worldwide events including in the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new products in a timely manner, our reputation and our business will suffer.

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

We generated 48% of our total revenue from sales outside North America for the twelve months ended March 31, 2004, compared to 39% in the twelve months ended March 31, 2003. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	on-going events in Iraq; and

•	the effects of terrorist attacks in the United States and any related conflicts or similar events worldwide.

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause adverse unexpected revenue fluctuations.

Future changes in accounting standards for interpretations thereof, specifically those changes affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall. Future implementation of internal controls reporting and attestation requirements will impose additional financial and administrative obligations on us and will cause us to incur substantial implementation costs from third party consultants, that could adversely affect our results.

Changes in laws and regulations that affect the governance of public companies are likely to increase our operating expenses.

New federal and state securities laws and regulations, and new standards that apply to public companies listed on The NASDAQ Stock Market, have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we expect to need to hire additional personnel and use additional outside legal, accounting and advisory services. All of these developments are likely to increase our operating expenses and may be significant enough to reduce our net income.

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

If the accounting treatment for employee stock options changes, our earnings will be adversely affected and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. Under a newly-proposed accounting standard, public companies would be required to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated value of the awards at the date of grant. We expect the final standard to be issued later in 2004, and to be effective for us beginning in our fiscal 2006. If that proposed standard is adopted in its current form, our expenses will be higher and our earnings will decline compared to our current accounting. As a result, we may consider changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates.

If our sales force compensation arrangements are not designed effectively, we may lose sales personnel and resources.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in the third quarter of fiscal year 2003, we laid off 32 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. We expect to incur a significant amount of consulting and other fees and expenses to document and enhance our financial processes and accounting controls and capabilities in order to achieve certification under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to manage our growth the execution of our business plan could be delayed.

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

We may also become involved in litigation unrelated to intellectual property infringement claims. For example, in August 2001, a complaint was filed against us alleging breach of contract, among other things. This litigation was settled in early 2003. In addition, we may acquire companies that are engaged in intellectual property litigation. For example, Silicon Metrics was involved in such litigation when we acquired it, but the litigation has since been dismissed. We may not be successful in defending other claims that may be made against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel.

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

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change of control would be beneficial to the stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize the Board of Directors without prior stockholder approval to create and issue preferred stock that can be issued increasing the number of outstanding shares and deter or prevent a takeover attempt;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establish a classified Board of Directors requiring that not all members of the board be elected at one time;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limit the ability of stockholders to call special meetings of stockholders; and

•	require advance notice requirements for nominations for election to the Board of Directors and proposals that can be acted upon by stockholders at stockholder meetings.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of March 31, 2004, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Upon a change in control, which is defined in the indenture to include some cash acquisitions and private company mergers, note holders may require us to purchase all or a portion of the notes they hold. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Future credit agreements or other agreements relating to our indebtedness might prohibit the redemption or repurchase of the notes and provide that a change in control constitutes an event of default. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would possibly limit or prohibit payments to note holders. Our obligation to offer to purchase the notes upon a change in control would not necessarily afford note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point increase in interest rates would result in approximately a $1.0 million decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of March 31, 2004, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Magma Design Automation, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and its subsidiaries at March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Magma Design Automation, Inc.:

We have audited the accompanying consolidated balance sheet of Magma Design Automation, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

April 28, 2003

MAGMA DESIGN AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$72,684	$64,756
Restricted cash	2,662	—
Short-term investments	—	3,059
Accounts receivable, net	34,237	19,223
Prepaid expenses and other current assets	9,588	3,627

Total current assets	119,171	90,665
Property and equipment, net	15,196	5,808
Intangibles, net	62,793	1,352
Goodwill	33,529	—
Long-term investments	78,158	27,882
Other assets	5,628	1,771

Total assets	$314,475	$127,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,658	$1,384
Accrued expenses	19,132	7,711
Deferred revenue	19,947	12,539

Total current liabilities	40,737	21,634
Convertible subordinated notes	150,000	—
Deferred income taxes	5,102	—
Other long-term liabilities	897	72

Total liabilities	196,736	21,706

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 33,941,692 and 31,172,888 shares issued and outstanding at March 31, 2004 and March 31, 2003, respectively	3	3
Additional paid-in capital	226,586	228,400
Deferred stock-based compensation	(718)	(1,638)
Notes receivable from stockholders	—	(2,037)
Accumulated deficit	(107,063)	(118,538)
Treasury stock at cost, 0 and 37,142 shares at March 31, 2004 and 2003, respectively	—	(408)
Accumulated other comprehensive loss	(1,069)	(10)

Total stockholders’ equity	117,739	105,772

Total liabilities and stockholders’ equity	$314,475	$127,478

The accompanying notes are an integral part of these consolidated financial statements..

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Revenue:
Licenses	$100,387	$63,631	$38,175
Services	13,342	11,461	8,182

Total revenue	113,729	75,092	46,357
Cost of revenue*	16,647	11,575	8,364

Gross profit	97,082	63,517	37,993

Operating expenses:
Research and development	26,097	18,687	18,238
In-process research and development	200	—	—
Sales and marketing	36,973	25,656	22,928
General and administrative	11,348	10,680	6,033
Restructuring costs	—	727	—
Amortization of intangible assets	1,745	—	—
Stock-based compensation**	7,086	4,773	6,738

Total operating expenses	83,449	60,523	53,937

Operating profit (loss)	13,633	2,994	(15,944)

Other income (expense):
Interest income	2,584	1,841	1,036
Interest expense	(1,066)	—	(14,604)
Other expense, net	(100)	(578)	(186)

Other income (expense), net	1,418	1,263	(13,754)

Net income (loss) before income taxes	15,051	4,257	(29,698)
Provision for income taxes	(3,576)	(1,183)	(288)

Net income (loss)	11,475	3,074	(29,986)
Less: preferred stock dividend	—	—	(5,814)

Net income (loss) attributed to common stockholders	$11,475	$3,074	$(35,800)

Net income (loss) per share—basic	$0.36	$0.10	$(2.07)

Net income (loss) per share—diluted	$0.29	$0.10	$(2.07)

Shares used in calculation—basic	31,648	30,521	17,258

Shares used in calculation—diluted	40,245	31,976	17,258

* Stock-based compensation included in cost of revenue	$9	$57	$56

**Components of stock-based compensation included in operating expenses:
Research and development	3,638	2,096	1,326
Sales and marketing	317	1,458	2,319
General and administrative	3,131	1,219	3,093

	$7,086	$4,773	$6,738

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		STOCKHOLDERS’ EQUITY (DEFICIT)									Accumulated Other Comprehensive loss	Total Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Notes receivable from stockholders	Accumulated deficit	Treasury Stock		Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2001	9,185,705	$88,570	11,052,182	$6	$20,613	$(7,753)	$(134)	$(91,626)	—	$—	$—	$—	$(78,894)
Exercise of warrants to purchase Series F-2 preferred stock	1,846	5	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series E-3 preferred stock	(3,907)	(30)	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants with subordinated convertible promissory Notes	—	421	—	—	1,515	—	—	—	—	—	—	—	1,515
Exercise of warrants to purchase common stock	—	—	9,970	—	—	—	—	—	—	—	—	—	—
Initial public offering:
Issuance of common stock, net of $8,468 issuance costs:	—	—	5,577,500	1	64,039	—	—	—	—	—	—	—	64,040
Conversion of preferred stock to common stock	(9,183,644)	(88,966)	9,770,889	1	88,965	—	—	—	—	—	—	—	88,966
Conversion of subordinated convertible promissory notes and related interest to common stock	—	—	2,940,656	—	25,613	—	—	—	—	—	—	—	25,613
Interest expense—beneficial conversion feature of promissory Notes	—	—	—	—	11,837	—	—	—	—	—	—	—	11,837
Change in par value of common stock	—	—	—	(5)	5	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	665,187	—	3,015	(985)	(1,715)	—	—	—	—	—	315
Issuance of common stock pursuant to 2001 Purchase Plan	—	—	278,144	—	3,074	—	—	—	—	—	—	—	3,074
Repurchase of common stock	—	—	(54,742)	—	(35)	—	14	—	—	—	—	—	(21)
Repayment of note receivable from stockholder	—	—	—	—	—	—	25	—	—	—	—	—	25
Accrued interest on notes receivable from stockholders	—	—	—	—	—	—	(126)	—	—	—	—	—	(126)
Deferred stock-based compensation	—	—	—	—	4,809	(4,809)	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	6,386	—	—	—	—	—	—	6,386
Net loss	—	—	—	—	—	—	—	(29,986)	—	—	—	—	(29,986)

BALANCES AT MARCH 31, 2002	—	—	30,239,786	3	223,450	(7,161)	(1,936)	(121,612)	—	—	—	—	$92,744
Exercise of warrants to purchase common stock	—	—	1,780	—	—	—	—	—	—	—		—	—
Issuance of common stock under stock incentive plans	—	—	810,574	—	4,949	—	—	—	—	—		—	4,949
Issuance of common stock to consultants	—	—	27,500	—	336	—	—	—	—	—		—	336
Issuance of common stock in connection with asset purchase	—	—	171,646	—	1,225	—	—	—		—		—	1,225
Repurchase of common stock	—	—	(78,398)	—	(405)	—	813	—	(37,142)	(408)		—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	20	—	—	—		—	20
Offset of amounts owed to stockholder against note receivable from stockholder	—	—	—	—	—	—	16	—	—	—		—	16
Accrued interest on notes receivable from stockholders	—	—	—	—	—	(121)	(136)	—	—	—		—	(257)
Reversal of accrued interest on note receivable	—	—	—	—	—	374	(374)	—	—	—		—	—
Reversal of stock-based compensation related to note receivable	—	—	—	—	—	440	(440)	—	—	—		—	—
Reversal of stock-based compensation for terminated employees	—	—	—	—	(1,155)	1,155	—	—	—	—		—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,675	—	—	—	—		—	3,675
Comprehensive income
Net income	—	—	—	—	—	—	—	3,074	—	—	3,074	—	3,074
Other comprehensive loss, net of tax
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	19	—	19
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)

Other comprehensive loss											(10)	(10)

Comprehensive income											$3,064

BALANCES AT MARCH 31, 2003	—	—	31,172,888	$3	$228,400	$(1,638)	$(2,037)	$(118,538)	(37,142)	(408)		$(10)	$105,772

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		STOCKHOLDERS’ EQUITY (DEFICIT)									Accumulated Other Comprehensive loss	Total Stockholders’ Equity
			Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Sockholders	Accumulated Deficit	Treasury Stock		Comprehensive Income
	Shares	Amount	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2003 (CONTINUED)	—	—	31,172,888	$3	$228,400	$(1,638)	$(2,037)	$(118,538)	37,142	$(408)		$(10)	$105,772
Issuance of common stock under stock incentive plans	—	—	3,009,139	—	24,059	—	—	—	—	—		—	24,059
Retirement of treasury stock	—	—	—	—	(408)	—	—	—	(37,142)	408		—	—
Issuance of common stock in connection with business combination	—	—	1,079,418	—	10,405	—	—	—	—	—		—	10,405
Issuance of common stock in connection with asset purchase	—	—	—	—	3,486	—	—	—	—	—		—	3,486
Repurchase of common stock	—	—	(1,110,000)	—	(19,980)	—	—	—	—	—		—	(19,980)
Settlement of note receivable from stockholder by repurchase of common stock	—	—	(209,753)	—	(1,800)		1,800	—	—	—		—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	214	—	—	—		—	214
Interest on notes receivable from stockholders	—	—	—	—	—	(15)	23	—	—	—		—	8
Stock-based compensation in connection with employee option grant	—	—	—	—	2,098	—	—	—	—	—		—	2,098
Deferred stock-based compensation	—	—	—	—	876	(876)	—	—	—	—		—	—
Reversal of stock-based compensation	—	—	—	—	(300)	300	—	—	—	—		—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,511	—	—	—	—		—	1,511
Issuance of common stock warrant	—	—	—	—	35,904	—	—	—	—	—		—	35,904
Purchase of hedging instrument	—	—	—	—	(56,154)	—	—	—	—	—		—	(56,154)
Comprehensive income:
Net income	—	—	—	—	—	—	—	11,475	—	—	$11,475	—	11,475
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	(1,151)	—	(1,151)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	—	—	92	—	92

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,059)	(1,059)

Comprehensive income											$10,416

BALANCES AT MARCH 31, 2004	—	$—	33,941,692	$3	$226,586	$(718)	$—	$(107,063)	—	$—		$(1,069)	$117,739

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,475	$3,074	$(29,986)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	9,092	4,872	4,446
Provision for doubtful accounts	618	552	100
Amortization of debt discount and issuance costs	835	—	2,154
Interest expense—beneficial conversion feature of subordinated convertible promissory notes	—	—	11,837
Loss in equity investments	1,228	573	613
Loss on sale of short-term investments	59	—	—
Accrued interest on notes receivable from stockholders	8	(257)	(126)
Loss on sale of property and equipment	122	—	—
Stock-based compensation	7,095	4,830	6,794
In-process research and development	200	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,189)	(2,174)	(15,153)
Prepaid expenses and other current assets	(4,842)	(2,090)	(2,239)
Other assets	(99)	(1,570)	—
Accounts payable	251	(393)	(1,028)
Accrued expenses	4,776	(1,308)	2,095
Deferred revenue	4,301	(3,078)	7,965
Other long-term liabilities	825	(58)	1

Net cash provided by (used in) operating activities	24,755	2,973	(12,527)

Cash flows from investing activities:
Purchase of property and equipment	(13,673)	(3,210)	(3,278)
Cash paid for business and asset acquisitions, net of cash acquired	(78,581)	—	—
Purchase of strategic equity investments	(2,100)	(995)	—
Proceeds from maturities and sales of long-term investments	75,110	—	—
Purchase of long-term investments	(125,221)	(27,882)	—
Proceeds from maturities and sales of short-term investments	3,000	13,468	—
Purchase of short-term investments	—	(3,059)	(13,468)
Restricted cash	(2,662)
Other assets	—	24	(392)

Net cash used in investing activities	(144,127)	(21,654)	(17,138)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes, net	145,074	—	—
Proceeds from issuance of common stock warrant	35,904	—	—
Purchase of hedge instrument	(56,154)	—	—
Proceeds from issuance of redeemable convertible preferred stock and exercise of warrants	—	—	5
Proceeds from initial public offering, net	—	—	67,369
Proceeds from issuance of subordinated notes and warrants	—	—	24,781
Proceeds from issuance of common stock under employee stock option and purchase plans	24,059	4,949	3,389
Repurchase of subsidiary stock	—	—	(402)
Repayment of note receivable from stockholders	214	20	25
Repurchase of common stock	(19,980)	—	(21)
Redemption of preferred stock	—	—	(30)
Repayment of notes payable to bank	(2,099)	—	(1,686)

Net cash provided by financing activities	127,018	4,969	93,430

Effects of exchange rate changes on cash and cash equivalents	282	(10)	—

Increase (decrease) in cash and cash equivalents	7,928	(13,722)	63,765
Cash and cash equivalents at beginning of year	64,756	78,478	14,713

Cash and cash equivalents at end of year	$72,684	$64,756	$78,478

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years Ended March 31,
	2004	2003	2002
Supplemental disclosure:
Non-cash investing and financing activities:
Issuance of common stock on exercise of stock options for notes receivable from Stockholders	$—	$—	$5,400

Issuance of redeemable convertible preferred stock warrants in connection with debt Financing	$—	$—	$1,936

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$88,966

Conversion of subordinated convertible promissory notes and related interest into common stock	$—	$—	$25,613

Deferred stock-based compensation	$2,974	$(1,155)	$4,809

Forgiveness of notes receivable from stockholders	$—	$581	$660

Preferred stock dividend	$—	$—	$5,814

Reversal of accrued interest on note receivable,	$—	$374	$—

Reversal of stock-based compensation related to note receivable	$146	$440	$—

Settlement of note receivable from stockholder by repurchase of common stock	$(1,800)	$—	$—

Repurchase of common stock and treasury stock for reduction in note receivable from stockholder	$—	$(813)	$—

Offset of amounts owed to stockholder against note receivable from stockholders	$—	$16	$—

Issuance of common stock to consultants	$—	$336	$—

Issuance of common stock in connection with asset purchase	$3,486	$1,225	$—

Issuance of common stock in connection with business combinations	$10,405	$—	$—

Cash paid for:
Interest	$—	$4	$216

Income taxes	$367	$853	$288

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

The Company

Magma Design Automation, Inc. (the “Company” or “Magma”), a Delaware corporation, was incorporated on April 1, 1997. The Company provides design and implementation software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. The Company’s Blast Create and Blast Fusion products utilize a methodology for complex, deep submicron chip design that combines traditionally separate logical design and physical design processes into an integrated design flow. The Company has licensed its flagship product, Blast Fusion, to major semiconductor companies and electronic products manufacturers in Asia, Europe, and the United States.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation.

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

Revenue recognition

Revenue consists of fees for perpetual and time-based licenses for the Company’s software products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as licenses or services.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific objective evidence of fair value of PCS. Service revenue consists of fees for consulting services, training, and Post Contract Customer Support (PCS) associated unbundled license arrangements. PCS sold with unbundled license arrangements is renewable after the initial PCS period expires, generally in one-year increments for a fixed percentage of the net license fee.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” The Company generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred,

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The vendor’s fee is fixed or determinable, and

•	Collectibility is probable.

The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and Magma, or a purchase order from those customers that have previously negotiated a end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

Delivery has occurred.    The Company’s software may be either physically or electronically delivered to its customers. For those products that are delivered physically, the Company’s standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware.

If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred.

The fee is fixed or determinable.    The fee customers pay for products is negotiated at the outset of an arrangement. If the license fees are a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users in an arrangement, such fees are not recognized as revenue until such time as amounts become fixed or determinable. In addition, where the Company grants extended payment terms to a specific customer, the Company’s fees are not considered to be fixed or determinable at the inception of the arrangements.

The Company considers arrangements where less than 100% of the license and initial period PCS fee is due within one year from the order date to have extended payment terms. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable. Payments received from customers in advance of revenue being recognized are presented as deferred revenue in the accompanying consolidated balance sheets.

Collectibility is probable.    Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

Multiple element arrangements.    The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or renewal rates of PCS.

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from unbundled licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from bundled

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licenses over the term of the ratable license period, as the license and PCS portions of a bundled license are not sold separately. Revenue from bundled arrangements with extended payment terms is recognized as the lesser of amounts due and payable or ratable portion of the entire fee.

Certain of the Company’s time-based licenses include the rights to specified and unspecified additional products. Revenue from contracts with the rights to unspecified additional software products is recognized ratably over the contract term. The Company recognizes revenue from time-based licenses that include both unspecified additional software products and extended payment terms that are not considered to be fixed or determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered because there is no vendor specific objective evidence for the specific upgrade.

The Company provides design methodology assistance and specialized services relating to generalized turnkey design services. The Company has vendor specific objective evidence of fair value for consulting and training services. Therefore, revenue from such services is recognized when such services are performed. The Company’s consulting services generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The Company’s services to its customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from consulting services as the services are performed.

Commission expense

The Company recognizes sales commission expense as it is earned by its employees based on the terms of the respective commission plan. For orders recorded in fiscal year 2003, commissions were earned and expensed at the same time as revenue was recognized from the respective order. According to the terms of the fiscal 2004 commission plan, for orders recorded in fiscal year 2004, commissions are earned as amounts are paid by the Company to employees over a period of time, typically over two to six quarters, depending on the size of the respective orders. These payments are spread evenly over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2002 and fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses in the accompanying consolidated balance sheets. Net prepaid commission totaled $2.7 million and $0.6 million at March 31, 2004 and 2003, respectively.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of March 31, 2004 and March 31, 2003, unbilled receivables were approximately $14.9 million and $6.8 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

Research and development expenses

Research and development expenses are charged to expense as incurred.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At March 31, 2004 and 2003, cumulative foreign currency translation loss is included in accumulated other comprehensive loss in the consolidated balance sheet.

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

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are classified as available for sale, and are recorded on the balance sheet at fair market value as of the balance sheet date with unrealized gains or losses reported as a separate component of stockholders’ equity (deficit) until realized.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2004
Classified as current assets:
Cash	$15,888	$—	$—	$15,888
Money market funds	1,746	—	—	1,746
Municipal obligations	55,050	—	—	55,050

	72,684	—	—	72,684

Classified as non-current assets:
Corporate bonds	38,580	118	(10)	38,688
Government / Municipal debt securities	39,394	88	(12)	39,470

Total	$150,658	$206	$(22)	$150,842

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2003
Classified as current assets:
Cash	$3,452	$—	$—	$3,452
Money market funds	2,854	—	—	2,854
Municipal obligations	58,450	—	—	58,450
Corporate bonds	3,058	1	—	3,059

	67,814	1	—	67,815
Classified as non-current assets:
Debt securities	27,864	18	—	27,882

Total	$95,678	$19	$—	$95,697

Restricted assets

Included in other current and non-current assets on the consolidated balance sheets at March 31, 2004 and March 31, 2003 is restricted assets of $2.9 million and $0.5 million, respectively.

As of March 31, 2004, the Company had $2.7 million of restricted cash related to the acquisition of Silicon Metrics and one of the Company’s fiscal 2004 asset purchases (see Notes 4 and 5) to secure certain indemnification obligations related to these transactions. Such amount is disclosed separately on the consolidated balance sheet as of March 31, 2004.

As of March 31, 2004 and 2003, the Company had $0.2 million and $0.5 million of restricted assets representing the letters of credit provided as security deposits on leased facilities and is included in other current assets and other non-current assets based on the expected term for the release of the restriction.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. The Company’s cash equivalents, short and long-term investments generally consist of commercial paper, government agencies, municipal obligations and money market funds with high quality financial institutions. Accounts receivable are typically unsecured and are derived from product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, two customers accounted for 19% and 12% of accounts receivable. At March 31, 2003, one customer accounted for 10% of accounts receivable, which includes unbilled accounts receivable. See Note 11 for a disclosure of customers accounting for greater than 10% of revenue for the years ended March 31, 2003, 2002 and 2001.

Property and equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to operations as incurred.

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

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The investments are carried at cost and are included in other long-term assets in the consolidated balance sheets.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. For the years ended March 31, 2004 and 2003, the Company recorded loss in equity investments of $1.2 million and $0.6 million, respectively. At March 31, 2004 and 2003, the carrying value on the strategic investments was $1.8 million and $0.9 million, respectively.

In July 2003, the Company purchased an equity interest in Silicon Craft, a privately held company, for $0.4 million. The operating results of Silicon Craft were consolidated into the Company’s consolidated statement of operations since the date of investment based on the effective control that the Company exerted over Silicon Craft and the risk of loss associated with this investment. On February 23, 2004, the Company purchased the remaining equity interest in Silicon Craft (see Note 4). The operating results of Silicon Craft up to February 23, 2004 totaling $0.4 million was recorded as research and development expense in our consolidated statement of operations for the year ended March 31, 2004.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Magma’s best estimate of the amount of probable credit losses in the Company’s existing

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted during the years ended March 31, 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Years Ended March 31,
	2004	2003	2002
Net income (loss) attributed to common stockholders:
As reported	$11,475	$3,074	$(35,800)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	7,095	4,830	6,794
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(22,819)	(10,325)	(8,424)

Pro forma	$(4,249)	$(2,421)	$(37,430)

Net income (loss) per share, basic:
As reported	$0.36	$0.10	$(2.07)

Pro forma	$(0.13)	$(0.08)	$(2.17)

Net income (loss) per share, diluted:
As reported	$0.29	$0.10	$(2.07)

Pro forma	$(0.11)	$(0.08)	$(2.17)

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during fiscal 2004, 2003, and 2002 was $8.48, $6.61 and $6.90, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended March 31
	2004	2003	2002
Stock options:
Risk-free interest	2.57%	2.43%	3.50-5.08%
Expected life	3.0 years	4-5 years	4-5 years
Expected dividend yield	0%	0%	0%
Volatility	63%	78%	70%

	Year Ended March 31
	2004	2003	2002
Employee Stock Purchase Plans:
Risk-free interest	1.23%	1.47%	1.88%
Expected life	.73 years	.28 years	.24 years
Expected dividend yield	0%	0%	0%
Volatility	57%	77%	71%

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible subordinated debt, convertible bond hedge and written call options. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The following table summarizes the Company’s carrying values and fair values of its other financial instruments as of March 31, 2004 (in thousands):

	Carrying Value	Estimated Fair Value
Convertible subordinated debt	$150,000	$165,093
Convertible bond hedge	$(56,154)	$(62,745)
Written call option	$35,904	$43,669

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity.

Newly adopted and recently issued accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The original effective date of FIN 46 was delayed to the first reporting period after December 15, 2003 (December 31, 2003 for us) for any variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

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

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the effect of adopting EITF 03-06 on its results of operations.

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities”. The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share (EPS). The Company has included these required disclosures in Note 8.

Note 2.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock subject to repurchase, stock options and warrants using the treasury stock method and redeemable convertible preferred stock using the if-converted method. The diluted net income (loss) per share is the same as the basic net loss per share for the year ended March 31, 2002 because potential common shares are not considered in calculation when their effect is antidilutive.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common shares used to calculate diluted net income per share for the years ended March 31, 2004, 2003 and 2002 (in thousands):

	Year Ended March 31,
	2004	2003	2002
Weighted average common shares used to calculate basic net income (loss) per share	31,648	30,521	17,258
Redeemable convertible subordinated note using the if-converted method	5,605	—	—
Options outstanding using the treasury method	2,880	1,094	—
Warrants outstanding using the treasury stock method	—	14	—
Common stock subject to repurchase using the treasury stock method	112	347	—

Weighted average common shares used to calculate diluted net income (loss) per share	40,245	31,976	17,258

For the years ended March 31, 2004 and 2003, 647,230 and 469,226 shares of common stock issuable under stock options were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method. The weighted-average exercise price of such shares was $23.30 and $17.77 per share for the year ended March 31, 2004 and 2003, respectively.

The following potential common shares have been excluded from the computation of diluted net loss per share for the year ended March 31, 2002 because their effect would have been antidilutive:

Year Ended March 31, 2002
Shares issuable under stock options	4,325,016
Shares of common stock issued pursuant to stock option plans and subject to repurchase	486,991
Shares of common stock purchased by founders and subject to repurchase	95,536
Shares issuable pursuant to warrants and other options to purchase common stock	145,953

The weighted-average exercise price of stock options outstanding as of March 31, 2002 was $7.849. The weighted average repurchase price of common stock issued pursuant to stock option plans outstanding as of March 31, 2002 was $7.985. The weighted average repurchase price of founders common stock outstanding as of March 31, 2002 was $.00117. The weighted average exercise price of warrants and other options to purchase common stock outstanding as of March 31, 2002 was $6.554.

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	March 31,
	2004	2003
Accounts receivable, net:
Trade accounts receivable	$19,620	$12,991
Unbilled receivable	14,940	6,763

Gross accounts receivable	34,560	19,754
Allowance for doubtful accounts	(323)	(531)

	$34,237	$19,223

Property and equipment, net:
Computer equipment	$22,371	$16,575
Software	3,039	1,501
Furniture and fixtures	1,330	1,202
Leasehold improvements	6,014	382

	32,754	19,660
Accumulated depreciation and amortization	(17,558)	(13,852)

	$15,196	$5,808

Accrued expenses:
Sales commissions	$2,112	$260
Bonuses	3,325	2,480
Other payroll and related accruals	3,551	2,462
Accrued professional fees	675	1,373
Income taxes payable	3,426	161
Other	6,043	975

	$19,132	$7,711

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Business Combinations

Aplus Design Technologies, Inc. (“Aplus”)

On July 1, 2003, the Company completed the acquisition of Aplus Design Technologies, Inc., a privately-held company that designed and developed physical synthesis and physical prototyping solutions for programmable structured logic devices. The Company increased the number of embedded programmable devices on large ASIC devices and integrated the Aplus technology with Magma tools to allow customers to address these embedded programmable structured logic devices in a single tool flow. The results of operations from Aplus have been included in Magma’s results of operations from the acquisition date.

The Company acquired all the outstanding shares of Aplus in exchange for initial consideration of $0.9 million cash and 0.3 million shares of the Company’s common stock at $16.69 per share, the average closing stock price for the period shortly pior to and after the announcement of this transaction. The Company also agreed to pay a total of $3.2 million of cash and 0.8 million shares of the Company’s common stock (collectively, the “Contingent Consideration”) to the Aplus shareholders pursuant to an earnout provision. The shares of common stock included in the Contingent Consideration were issued and placed in escrow and considered to be issued and outstanding as of the consummation date. Under the terms of the earnout provision, the Contingent Consideration was to be distributed to Aplus shareholders upon achieving or exceeding revenue, technology or financial targets. The earnout provisions were amended in April 2004 to revise the technical milestones and eliminate the financial targets, but the total Contingent Consideration remains the same. As of March 31, 2004, the Company had paid the Contingent Consideration of approximately $1.4 million in cash and released 0.3 million shares of the Company’s common stock from the escrow, based on the achievement of the targets as of March 31, 2004. The Contingent Consideration, when earned, is considered an additional acquisition cost and recorded as an increase to the developed technology intangible asset. That amount is being amortized to cost of revenue over the remaining economic life of the developed technology intangible asset.

The acquisition was accounted as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of purchase price allocation for the Aplus acquisition and discussion of the valuation methodology used are provided at the end of this footnote.

Silicon Metrics Corporation (“Silicon Metrics”)

On October 17, 2003, the Company acquired Silicon Metrics, a privately-held company that developed chip design characterization and modeling software. Silicon Metrics’ library characterization tool suite has provided additional characterization and models of standard cell libraries to enable better quality and results and run time for customers.

In accordance with a merger agreement (the “Merger Agreement”), the Company acquired all the outstanding shares of Silicon Metrics in exchange for initial consideration of $18.0 million in cash to Silicon Metrics shareholders. The Company also agreed to pay up to $14.0 million of cash in contingent consideration to the Silicon Metrics shareholders upon achieving or exceeding certain financial milestones. As of March 31, 2004, no contingent consideration had been earned. The contingent consideration, when earned, will be considered an additional acquisition cost and will be recorded as an increase to goodwill.

Pursuant to the terms of the Merger Agreement, $1.8 million of the initial consideration continues to be retained by the Company in a segregated bank account as of March 31, 2004 to secure certain indemnification obligations of the Silicon Metrics shareholders and bonus plan participants. This amount is included in restricted cash, which is separately disclosed on the Company’s consolidated financial statements as of March 31, 2004. An

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional amount of $0.8 million was retained by the Company to secure indemnification obligations with respect to certain litigation, but this amount was released to the Silicon Metrics stockholders in February of 2004 in connection with the settlement of the litigation.

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of purchase price allocation for the Silicon Metrics acquisition and discussion of the valuation methodology used are provided at the end of this footnote.

Acquisition of Random Logic Corporation (“Random Logic”)

On October 20, 2003, the Company acquired Random Logic, a privately-held company that developed the parasitic extraction software product QuickCap™. Random Logic brings the industry’s leading resistance and capacitance extraction technology to the Company, which has allowed the Company to significantly reduce correlation efforts of its customers.

Pursuant to an Agreement and Plan of Merger (the “RLC Merger Agreement”), the Company acquired all the outstanding shares of Random Logic in exchange for cash consideration of $20.0 million. Pursuant to the terms of the RLC Merger Agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders. The results of operations from Random Logic have been included in Magma’s results of operations from the acquisition date.

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of purchase price allocation for the Random Logic acquisition and discussion of the valuation methodology used are provided at the end of this footnote.

Acquisition of SiliconCraft, Inc. (“SiliconCraft”)

On February 23, 2004, the Company acquired SiliconCraft, a privately-held company that developed, marketed, and supported advanced timing & power solutions for high-end IC design industry.

Prior to the acquisition, the Company had 20% equity interest in Silicon Craft as a result of earlier equity investment which occurred in October 2003. (See Note 1) In this transaction, the Company acquired all remaining outstanding shares of SiliconCraft in exchange for the initial cash consideration of $1.2 million. In addition to the initial consideration, the Company may pay up to $1.5 million of cash in contingent consideration to the SiliconCraft shareholders upon achieving certain technology milestones. As of March 31, 2004, no contingent consideration had been earned. The contingent consideration, when earned, will be considered an additional acquisition cost and will be recorded as an increase to goodwill.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of purchase price allocation for the SiliconCraft acquisition and discussion of the valuation methodology used are provided below.

Summary of Purchase Price Allocation and Valuation Methodology

A summary of the purchase price allocations pertaining to the acquisitions described above and the amortization periods of the intangible assets acquired is as follows (in thousands):

	Silicon Craft	Aplus (1)	Silicon Metrics	Random Logic	Total
2004 Business Combinations

Cash consideration paid	$1,200	$2,279	$17,800	$20,000	$41,279
Equity consideration paid	—	10,405	—	—	10,405

Total consideration paid	1,200	12,684	17,800	20,000	51,684
Transactions and other direct acquisition costs	22	167	1,014	144	1,347

Total purchase price	$1,222	$12,851	$18,814	$20,144	$53,031

Allocation of purchase price:
Current assets	$—	$492	$4,910	$726	$6,128
Deferred income taxes	(388)	—	(2,360)	(2,280)	(5,028)
Current liabilities	—	(75)	(8,804)	—	(8,879)
Other	—	74	2,277	—	2,351

Net tangible assets acquired	(388)	491	(3,977)	(1,554)	(5,428)
Intangible assets acquired:
Customer relationship or base	—	—	2,100	100	2,200
Developed technology	970	12,360	1,800	4,100	19,230
Patents	—	—	1,200	800	2,000
Acquired customer contracts	—	—	300	600	900
Trademarks	—	—	300	100	400
In-process research and development	—	—	200	—	200
Goodwill	640	—	16,891	15,998	33,529

	$1,222	$12,851	$18,814	$20,144	$53,031

Amortization period of intangibles (in years)
Customer relationship or base	—	—	5	6
Developed technology	4	4	5	6
Patents	—	—	5	6
Acquired customer contracts	—	—	3	3
Trademarks	—	—	5	6

(1)	Total purchase price of Aplus includes cash and common stock paid pursuant to the earnout provision as of March 31, 2004.

For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, patents, customer and contract-related assets and goodwill.

The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams using discount rates ranging from 15% to 22%. The Company believes these rates were appropriate given the business risks inherent in

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

Other intangibles include the value of an existing customer relationship or base, patents, existing customer contracts, assembled workforce, no ship right and trademarks. These intangible assets were valued using discount rates ranging from 15% to 17%.

The valuation method used to value in-process research and development is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 22% for the Silicon Metrics acquisition. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 51% to 52% for the Silicon Metrics acquisition. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from the Company and the acquired companies’ management, using valuation methods that are recognized by the United States Securities and Exchange Commission staff. However, there can be no assurance that the SEC staff will not take issue with assumptions used in the appraiser’s valuation model and require the Company to revise the amount allocated to in-process research and development or other intangible assets.

Unaudited pro forma results of operations

Summarized below are the unaudited pro forma results of the Company as though the acquisitions described above occurred at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles and other appropriate pro forma adjustments. The charges for purchased in-process research and development are not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

	(Unaudited)
	Year Ended March 31,
(in thousands, except per share data)	2004	2003
Net revenue	$120,720	$79,769
Net income	$7,714	$90
Net income per share—basic	$0.24	$0.00
Net income per share—diluted	$0.19	$0.00

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Asset Purchases

Fiscal 2004 asset purchases

Technology License

On March 26, 2004, the Company acquired a technology license and certain other information from another company for a total fee of $22.8 million. The licensed technology will be integrated into the Company’s current product offerings as a formal verification equivalency checking tool that will be used to verify whether two different representations of a circuit are logically equivalent. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free, non-exclusive, assignable, worldwide license. Further, the Company has a three-year period of exclusivity before the licensor can offer the licensed technology to the Company’s competitors. Based on management’s estimates and appraisal, the license fee of $22.8 million and $0.2 million of legal and other professional expenses directly associated with the acquisition of the license were entirely allocated to a licensed technology intangible asset and included in the intangible asset balance on the Company’s consolidated balance sheet as of March 31, 2004 (see Note 6). This licensed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Other Asset Purchases

During the year ended March 31, 2004, the Company completed three other asset purchases for an aggregate consideration of $17.7 million in upfront payments and related acquisition expenses of $0.5 million. Two of these purchase transactions included an earnout provision under which the Company may pay contingent consideration of up to $2.8 million in cash based on the achievement of certain technology milestones as outlined in the respective asset purchase agreement. As of March 31, 2004, the Company has not paid any contingent consideration under these arrangements as no milestones have been met. The earnout, if achieved, would be recorded as compensation expense in fiscal 2005. These asset purchases are not considered material to the Company’s balance sheet and results of operations.

The $0.9 million of the initial consideration for one of these asset purchase transactions was retained by the Company in a segregated bank account as of March 31, 2004 to secure certain indemnification obligations. This amount is included in restricted cash, which is separately disclosed on the Company’s consolidated financial statements as of March 31, 2004.

For each of these asset purchases, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology and patents. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams.

Fiscal 2003 asset purchases

VeraTest, Inc.

On November 1, 2002, the Company completed an acquisition of VeraTest, Inc., a private California corporation (“VeraTest”), primarily for the purpose of acquiring VeraTest’s chip design verification software.

The Company previously acquired 18.0% of VeraTest, Inc. on April 10, 2002 for $0.2 million, which was charged to research and development. On November 1, 2002, the Company acquired the remaining outstanding common stock held by certain shareholders for approximately $1.6 million in cash, including the cancellation of indebtedness of $0.3 million of certain VeraTest stockholders to the Company. The Company accounted for this acquisition as an asset purchase. The valuation was performed using a discounted cash flow methodology. The purchase price was allocated entirely to developed technology, which has an estimated life of three years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” amortization is based on the greater of the ratio of current gross revenue of the related product to current and anticipated future gross revenues or on a straight-line method over the remaining estimated economic life. As of March 31, 2004, the Company has amortized $0.7 million of the value of the capitalized software on a pro-rated straight-line basis and the remaining unamortized balance of $0.9 million is included in intangible assets in the accompanying consolidated balance sheet as of March 31, 2004.

In connection with the November 2002 acquisition, the Company entered into an earn-out arrangement and employment and consulting agreements with the former VeraTest common stockholders. Under the terms of the earn-out arrangement, these individuals have the right to receive 272,998 shares of the Company’s common stock upon the completion of certain milestones. Of these shares of common stock, 171,646 shares were placed in escrow, to be released upon completion of three milestone achievements: 20% for completion of the first milestone (no later than December 15, 2002), 40% for completion of the second milestone (no later than September 15, 2003), and 40% for the completion of the third milestone (no later than September 15, 2004). The remaining 101,352 shares were issued pursuant to a restricted stock grant and will vest on the same basis as the shares placed in escrow. The milestones are based upon testing and integration of certain current features, as well as the development of additional working features of the software tool. If it is determined that any milestone has not been attained, the shares will be cancelled. The first milestone was completed on November 30, 2002 and the second milestone was completed on September 15, 2003. The Company expects that the remaining milestone will be met and accordingly, remeasures the value of the contingent consideration at each reporting date. During the year ended March 31, 2004 and 2003, stock-based compensation expense related to this earnout arrangement totaled $3.5 million and $1.2 million, respectively.

Note 6.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Notes 4 and 5 (in thousands):

	March 31, 2004			March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$33,529	$—	$33,529	$—	$—	$—

Other intangible assets:
Developed technology	$29,507	$(3,316)	$26,191	$1,570	$(218)	$1,352
Licensed technology	22,988	—	22,988	—	—	—
Customer relationship or base	2,200	(200)	2,000	—	—	—
Patents	11,282	(1,032)	10,250	—	—	—
Acquired customer contracts	900	(137)	763	—	—	—
Assembled workforce	200	(31)	169	—	—	—
No shop right	100	(23)	77	—	—	—
Trademark	400	(45)	355	—	—	—

Total	$67,577	$(4,784)	$62,793	$1,570	$(218)	$1,352

For the year ended March 31, 2004, amortization expense related to other intangible assets was $4.5 million, of which $2.8 million is included in cost of sales as they related to the products sold, while the remaining $1.7 million is shown as a separate line item in the Company’s consolidated statement of operations. For the year ended March 31, 2003, $0.2 million of amortization expense was included in cost of sales entirely.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2004, the estimated future amortization expense of other intangible assets in the table above is as follows :

Fiscal year	Estimated Amortization Expense
2005	$18,858
2006	18,532
2007	17,754
2008	4,716
2009 and after	2,933

$62,793

In accordance with SFAS 142, the Company performed an annual goodwill impairment test as of December 31, 2003 and determined that goodwill was not impaired. In performing the impairment test, the Company determined that it had one reporting unit. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 7.    Restructuring charge

During the year ended March 31, 2003, the Company recorded a restructuring charge of $0.7 million related to employee termination costs of 32 technical, sales, marketing and administrative employees. As of March 31, 2004, all 32 employees were terminated and the Company paid $0.6 million in termination costs. As of March 31, 2004, $0.1 million of employee termination costs remained accrued and is included in accrued expenses in our consolidated balance sheet. The Company anticipates that the remaining termination costs will be paid in the second quarter of fiscal year 2005.

Note 8.    Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method. As of March 31, 2004, approximately $1.1 million of transaction fees and debt issuance costs had been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

In order to minimize the dilutive effect from the issuance of the Notes, the Company undertook the following additional transactions concurrent with the issuance of the Notes:

•	The Company repurchased approximately 1.1 million shares of its common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the Notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That net cost consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant. The shares issuable under these arrangements were excluded from the calculation of earnings per share for the year ended March 31, 2004 as their effect is anti-dilutive.

Note 9.    Stockholders’ Equity

Stock incentive plans

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, stock appreciation rights (“SARs”) or unit awards (“Stock Units”) based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of March 31, 2004, the Company has reserved 8.5 million shares of the Company’s common stock for issuance pursuant to the 2001 Plan.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the 2001 Option Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the 1997 and 1998 stock incentive plans. At March 31, 2004, 115,541 unvested shares with a weighted average exercise price per share of $6.82 had been exercised and were subject to the Company’s repurchase rights.

Moscape 1997 Stock Option Plan

The Moscape 1997 Stock Option Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years.

Activity under the 1997, 1998 and 2001 Plans, and the Moscape Plan is summarized as follows:

	Years Ended March 31,
	2004		2003		2002
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning Balance	6,289,906	$8.862	4,325,016	$7.648	3,899,077	$8.271
Granted	4,513,956	$19.211	3,188,199	$9.876	1,731,465	$7.723
Restricted Stock Award	—	$—	101,352	$—	—	$—
Exercised	(2,612,519)	$8.002	(568,210)	$4.546	(665,187)	$8.593
Forfeited	(341,801)	$11.105	(756,451)	$9.866	(640,339)	$9.241

Ending Balance	7,849,542	$15.011	6,289,906	$8.862	4,325,016	$7.849

At March 31, 2004 and 2003, 3,230,246 and 3,663,477 outstanding options were exercisable with a weighted average exercise price per share of $9.88 and $7.666, respectively.

The following table summarizes information about stock options outstanding at March 31, 2004:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.06 – 7.00	999,753	7.6	$5.52
$ 7.46 – 9.20	1,131,204	8.7	$8.90
$ 9.33 – 10.98	1,070,943	7.3	$10.52
$11.04 – 16.24	801,097	7.9	$12.02
$16.37 – 16.57	833,031	9.3	$16.56
$16.69 – 20.43	903,457	9.3	$17.95
$20.62 – 21.88	385,765	9.6	$21.27
$21.89 – 22.85	786,422	9.8	$22.85
$23.00 – 26.75	815,120	9.7	$24.67
$26.76 – 30.28	122,750	9.7	$30.18

	7,849,542

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31,
	2004		2003		2002
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	4,216,563	$20.07	3,188,199	$10.190	239,818	$19.375

Options granted with exercise prices less than the fair value at date of grant	297,393	$7.00	—	$—	1,491,647	$5.833

Deferred stock-based compensation

On May 14, 2003, the Company granted a senior executive an option to purchase 297,393 shares of its common stock at an exercise price of $7.00 per share, of which the first 209,753 shares vested immediately upon grant and the remaining 87,640 shares vest in equal monthly installments through March 5, 2005. In connection with this option grant, the Company recognized approximately $2.1 million of stock-based compensation immediately upon grant with respect to the vested shares and recorded $0.9 million of deferred stock-based compensation to be amortized over vesting period of 22 months for the remaining shares. During fiscal 2004, the Company amortized $0.7 million of such deferred stock-based compensation. In aggregate, the Company recognized $2.8 million of stock-based compensation expense related to this option grant in fiscal 2004.

Options to consultants and other non-employees

During fiscal 2003 and 2002, the Company granted options to purchase 43,120 shares and 109,209 shares, respectively, of common stock to consultants and other non-employees with weighted average exercise prices of approximately $11.250 and $6.874, respectively. The fair value of such options was calculated at the end of each reporting period through the applicable vesting date based upon the Black-Scholes option pricing model, and the resulting expense was being amortized based on the term of the consulting agreement or service period. Included in amortization of stock-based compensation in the accompanying consolidated statements of operations was amortization related to consultants and other non-employees of $0.5 million and $0.7 million, for the years ended March 31, 2003 and 2002, respectively. No stock-based compensation expense related to non-employee option grants in fiscal 2003 and 2002 was recorded during the year ended March 31, 2004 as the service agreements with those non-employees were terminated prior to the beginning of fiscal 2004.

Employee stock purchase plans

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their defined compensation. Such deductions will accumulate

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended March 31, 2004, a total of 0.4 million shares were issued under the 2001 Purchase Plan with average price of $7.95 per share.

As of March 31, 2004, a total of 2.9 million shares of common stock remained available for issuance under the 2001 Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance are increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

Stockholder notes

In October 2001, the Company’s President, Mr. Roy Jewell, exercised an option to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. Terms of the note provided that if the President were still employed by the Company on any anniversary of his date of hire, up to $2.7 million note principal and $0.4 million related total interest to maturity would be forgiven. The forgivable portion of the note and related interest was recorded as a reduction of notes receivable from stockholders and a charge to deferred compensation, which would be amortized to compensation expense over the five-year term of the note. As of March 31, 2003, approximately $1.1 million of principal and related accrued interest had been forgiven. The outstanding principal and accrued interest at March 31, 2003 totaled $3.7 million, of which $1.8 million was subject to forgiveness. On May 14, 2003, the Company repurchased 209,753 shares of common stock from Mr. Jewell for an aggregate purchase price of $3.6 million, or $17.00 per share, which was the closing sale price of the common stock on that date, and he repaid the principal and related accrued interest outstanding under the promissory note in full.

In November 2001, the Company’s Vice President-North America Sales exercised an option to purchase 85,713 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $900,000 bearing interest of 5.5% per annum and due in March 2006. The provisions of the note agreement allowed for forgiveness of $540,000 related to principal due under the note and $72,000 related total interest to maturity over the five-year term of the note. In March 2002, the Company forgave approximately $110,000 in principal and interest. The Vice President-North America Sales resigned in September 2002, at which time the outstanding balance of the note including accrued interest was approximately $829,000. In September 2002, the Company repurchased 75,714 shares of common stock from the Vice President-North America for a total of approximately $813,000 by reducing the note balance by that amount. The remaining note balance of approximately $16,000 was offset by amounts owed to the Vice President-North America Sales.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingencies

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through July 2010.

Approximate future minimum lease payments under these operating leases at March 31, 2004 are as follows (in thousands):

Fiscal year	March 31, 2004,
2005	$2,654
2006	2,336
2007	2,040
2008	2,067
2009 and after	4,701

$13,798

Rent expense for the years ended March 31, 2004, 2003, and 2002 was approximately $3,054,000, $2,297,000 and $2,229,000 (net of $48,000 sublease revenue in 2002), respectively.

On February 6, 2003, the Company entered into a definitive agreement to settle a lawsuit initially filed in Santa Clara County, California Superior Court in August of 2001 by Prolific, Inc. The settlement agreement provided for two installment payments by the Company in the aggregate amount of $1.85 million which was paid in fiscal 2004. There are no continuing obligations by the parties to each other.

From time to time, the Company is involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended March 31,
	2004	2003	2002
United States	58,675	45,581	$35,996
Europe	24,657	16,198	3,953
Japan	23,592	9,946	6,408
Asia Pacific	6,805	3,367	—

Total	$113,729	$75,092	$46,357

	Year Ended March 31,
	2004	2003	2002
United States	52%	61%	78%
Europe	21	22	8
Japan	21	13	14
Asia Pacific	6	4	0

Total	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Year Ended March 31,
	2004	2003	2002
Customer A	14%	7%	7%
Customer B	10%	12%	6%
Customer C	3%	4%	18%
Customer D	3%	4%	14%

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

Income tax expense, all current, consisted of the following (in thousands):

	Year Ended March 31,
	2004	2003	2002
Federal tax expense	$575	$169	$—
State tax expense	264	237	37
Foreign tax expense	2,737	777	251

Total income tax expense	$3,576	$1,183	$288

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Years Ended March 31,
	2004	2003	2002
Federal tax at statutory rate	$5,216	$1,490	$(10,393)
Current year net operating losses and temporary differences for which no tax benefit is recognized	—	—	7,967
Permanent differences, primarily related to stock-based compensation	148	1,851	2,426
Alternative minimum tax	—	169	—
State tax, net of federal benefit	264	154	—
Foreign tax withholding, not benefited for U.S. tax purposes	2,099	—	—
Foreign tax rate differential	639	72	288
Credits	(1,597)	—	—
Utilization of net operating loss carryforward	(3,193)	(2,553)	—

Total income tax expense	$3,576	$1,183	$288

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax assets:
Capitalized costs	$1,845	$3,656
Deferred revenue	—	—
Other	745	623
Property and equipment	649	189
Accrued compensation related expenses	828	1,611
Net operating loss and credit carryforwards	43,310	35,913

Gross deferred tax assets	47,377	41,992
Valuation allowance	(47,377)	(41,992)

Total deferred tax assets	—	—
Deferred tax liabilities—non-amortizable intangible assets	(5,102)	—

Net deferred tax assets (liabilities)	$(5,102)	$—

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $95.3 million and $35.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning in 2013 and 2006, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $5.0 million and $4.8 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforward expires through 2013, and the California research credit carries forward indefinitely.

The Company has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the valuation allowance for the years ended March 31, 2004 and 2003 was an increase of $5.4 million and $1.8 million, respectively.

Approximately $8.9 million of the valuation allowance at March 31, 2004 is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code, Section 382. If an ownership change as defined by the Internal Revenue Code has occurred, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to restriction pursuant to these provisions.

Note 13.    Related Party Transactions

The Company leases a building for its corporate headquarters from one of its customers under a seven-year lease agreement which expires in 2010. The total rental commitment for the building over the lease term is $11.4 million. In fiscal 2004, the Company recorded $0.8 million of rent expense related to this lease and recognized $0.5 million in revenue from the sale of software licenses to this customer. No revenue was recognized from the sale of software licenses to this customer in fiscal 2003 and 2002. This customer had no outstanding accounts receivable balance at March 31, 2004.

In fiscal 2003, Magma invested approximately $1.4 million in two private companies. Both of these companies purchased software licenses from the Company during fiscal year 2003 and 2002. For the fiscal years ended March 31, 2004, 2003 and 2002, the Company recognized $0, $0.4 million and $1.5 million in revenue from these software licenses, respectively.

In September 2001, the Company entered into an agreement for software licenses with Raza Foundries, whose majority shareholder was a member of the Company’s Board of Directors. Raza Foundries had an outstanding accounts receivable balance of approximately $0.3 million at March 31, 2003. This outstanding balance was paid in full in fiscal 2004. During fiscal 2004, the Company purchased technology, which will be incorporated into its future products, from Raza Foundries for $0.4 million.

In June 2001, the Company and the distributor agreed to terminate a distribution agreement, pursuant to which the Company agreed to make a termination payment of $0.6 million for unpaid commissions on the sales of software license agreements. The $0.6 million termination payment was paid in full in fiscal 2002. As a result of the termination of the distribution agreement, the Company recorded a reduction in commission expense of $0.7 million for the year ended March 31, 2002 for the excess of accrued commissions over the termination payment.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1999, Moscape entered into a sales and development agreement with a customer. In connection with Moscape’s Series C redeemable convertible preferred stock financing in November 1999, the customer purchased 94,373 shares of Moscape Series C redeemable convertible preferred stock for total cash consideration of $1.0 million. In fiscal 2002, revenues of approximately $0.1 million were recognized from this customer. No revenue was recognized in fiscal 2003 and 2004.

Note 14.    Employee Benefit Plan

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

Note 15.    Subsequent Events

Acquisition of Lemmatis, Inc.

On April 16, 2004, the Company acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to a merger agreement signed on April 14, 2004, we paid the stockholders of Lemmatis initial consideration of approximately $600,000 in cash, less $60,000 which we withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, we may pay up to an additional $1.4 million upon the achievement of certain technology milestones set forth in the merger agreement. No contingent consideration yet has been paid under the agreement because the milestone dates have not occurred.

Acquisition of Mojave, Inc.

On April 29, 2004, the Company completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. Pursuant to the definitive agreement signed on February 23, 2004, the acquisition was effected by means of a two-step merger in which Mojave stockholders received initial consideration of $25 million, half in stock and half in cash. In addition to the initial merger consideration, we have agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The contingent consideration, when earned, will be considered an additional acquisition cost. The acquisition of Mojave will be accounted for as a purchase business combination in the first quarter of fiscal 2005.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended March 31, 2004. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2004
Revenue	$22,813	$25,817	$31,052	$34,047
Gross profit	$19,567	$21,925	$26,311	$29,279
Net income	$73	$3,415	$3,761	$4,226
Net income per share—Basic(1)	$0.00	$0.11	$0.12	$0.13
Net income per share—Diluted(1)	$0.00	$0.09	$0.09	$0.10

	Quarter
	First	Second	Third	Fourth
FY 2003
Revenue	$18,123	$17,771	$18,669	$20,529
Gross profit	$15,310	$14,373	$15,915	$17,919
Net income (loss)	$58	$699	$(332)	$2,649
Net income (loss) per share—Basic(1)	$0.00	$0.02	$(0.01)	$0.08
Net income (loss) per share—Diluted(1)	$0.00	$0.02	$(0.01)	$0.08

(1)	Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2004 and 2003 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in internal controls.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our executive officers and directors will be presented under the caption “Executive Officers and Directors” in our definitive proxy statement in connection with our 2004 Annual Meeting of Stockholders to be held on August 31, 2004. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees of Magma. This Code of Conduct and Ethics is posted on our website at http://investor.magma-da.com/governance/home.cfm. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding our amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://investor.magma-da.com/governance/home.cfm.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants—Principal Accountant Fees and Services” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” contained in our definitive proxy statement.

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

Schedule II (i)—Valuation and Qualifying Accounts for the year ended March 31, 2004.

Schedule II (ii)—Valuation and Qualifying Accounts for the years ended March 31, 2003 and 2002.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K.

On February 3, 2004, the Company furnished a Current Report on Form 8-K to provide under Item 12 the Company’s press release and conference call transcript relating to its financial results for the fiscal quarter ended December 31, 2003. This Form 8-K is not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into this or any other filing of the Company.

On February 27, 2004, the Company filed a Current Report on Form 8-K reporting under Items 2 and 7 the Company’s press release announcing that it had entered into a definitive agreement for the acquisition by merger of Mojave, Inc. and related conference call transcript.

(c)	Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents (incorporated by reference to the exhibit of the same number to the Company’s Form 8-K filed on October 31, 2003).

2.2	Agreement and Plan of Reorganization, dated as of February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed May 14, 2004).

2.3	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

Exhibit Number	Exhibit Description

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2003 filed on June 20, 2003).

4.4	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2003 filed on June 30, 2003).

4.5	Form of Note for the Registrant’s Zero Coupon Convertible Subordinated Notes due May 15, 2008 (included in Exhibit 4.3).

10.1#	Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan, as amended through August 29, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 14, 2003).

10.3#	Registrant’s 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-112326)).

10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7	Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.8#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.10	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Option Incentive Plan. (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

Exhibit Number	Exhibit Description

10.11	Form of Amendment to Stock Option Agreement (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.13#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.14#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15	Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

10.16#	Stock Option Agreement between the Registrant and Roy E. Jewell dated as of May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2003).

10.17	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed November 14, 2003).

16.1	Letter dated July 11, 2003 from KPMG LLP regarding change in Registrant’s certifying accountant (incorporated by reference to the exhibit of the same number to the Registrant’s Form 8-K/A filed on July 14, 2003).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of independent registered public accounting firm, KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(d)	Financial statements and schedules.

Reference is made to Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 8, 2004

MAGMA DESIGN AUTOMATION, INC.

By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2004

/s/ GREGORY C. WALKER Gregory C. Walker	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2004

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 8, 2004

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	June 8, 2004

Wade Meyercord	Director

/s/ MARK W. PERRY Mark W. Perry	Director	June 8, 2004

/s/ THOMAS ROHRS Thomas Rohrs	Director	June 8, 2004

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 8, 2004

/s/ CHET SILVESTRI Chet Silvestri	Director	June 8, 2004

SCHEDULE II (i)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED MARCH 31, 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended March 31, 2004
Allowance for doubtful accounts	$531,000	618,000	(826,000)	$323,000

SCHEDULE II (ii)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2003 and 2002

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended March 31, 2003
Allowance for doubtful accounts	$100,000	552,000	(121,000)	$531,000
Year ended March 31, 2002
Allowance for doubtful accounts	$—	100,000	—	$100,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents (incorporated by reference to the exhibit of the same number to the Company’s Form 8-K filed on October 31, 2003).

2.2	Agreement and Plan of Reorganization, dated as of February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed May 14, 2004).

2.3	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2003 filed on June 20, 2003).

4.4	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2003 filed on June 30, 2003).

4.5	Form of Note for the Registrant’s Zero Coupon Convertible Subordinated Notes due May 15, 2008 (included in Exhibit 4.3).

10.1#	Form of Indemnification Agreement between the Registrant and certain directors and officers (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.2#	Registrant’s 2001 Stock Incentive Plan, as amended through August 29, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 14, 2003).

10.3#	Registrant’s 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-112326)).

Exhibit Number	Exhibit Description
10.4#	1998 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.5#	1997 Stock Incentive Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.6#	Moscape, Inc. 1997 Incentive Stock Plan (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.7	Lease, dated December 7, 1998, between the Registrant and RWC, LLC (incorporated by reference to the Exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.8#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.9#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.10	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Option Incentive Plan. (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.11	Form of Amendment to Stock Option Agreement (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.13#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.14#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001 (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

10.15	Promissory Note and Security Agreement between Registrant and Roy E. Jewell dated October 24, 2001 (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-60838)).

10.16#	Stock Option Agreement between the Registrant and Roy E. Jewell dated as of May 14, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2003).

10.17	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed November 14, 2003).

16.1	Letter dated July 11, 2003 from KPMG LLP regarding change in Registrant’s certifying accountant (incorporated by reference to the exhibit of the same number to the Registrant’s Form 8-K/A filed on July 14, 2003).

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of independent registered public accounting firm, KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit Number	Exhibit Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.