Form 10-Q
period 2004-06-30
MAGMA DESIGN AUTOMATION INC
filed 2004-08-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

On July 30, 2004, 35,000,797 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

i

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$55,391	$72,684
Restricted cash	2,665	2,662
Short-term investments	196	—
Accounts receivable, net	30,495	34,237
Prepaid expenses and other current assets	9,021	9,588

Total current assets	97,768	119,171
Property and equipment, net	18,644	15,196
Intangibles, net	89,466	62,793
Goodwill	33,587	33,529
Long-term investments	95,296	78,158
Other assets	6,392	5,628

Total assets	$341,153	$314,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,707	$1,658
Accrued expenses	19,175	19,132
Deferred revenue	23,429	19,947

Total current liabilities	44,311	40,737
Convertible subordinated notes	150,000	150,000
Deferred income taxes	15,828	5,102
Other long-term liabilities	1,755	897

Total liabilities	211,894	196,736
Contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	242,256	226,586
Deferred stock-based compensation	(1,527)	(718)
Accumulated deficit	(109,598)	(107,063)
Accumulated other comprehensive loss	(1,875)	(1,069)

Total stockholders’ equity	129,259	117,739

Total liabilities and stockholders’ equity	$341,153	$314,475

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue:
Licenses	$30,892	$20,517
Services	5,137	2,296

Total revenue	36,029	22,813
Cost of revenue*	5,042	3,246

Gross profit	30,987	19,567

Operating expenses:
Research and development	9,569	5,008
In-process research and development	4,009	—
Sales and marketing	11,267	7,089
General and administrative	3,625	2,438
Amortization of intangible assets	4,475	—
Amortization of stock-based compensation**	458	3,978
Restructuring charge	502	—

Total operating expenses	33,905	18,513

Operating income (loss)	(2,918)	1,054

Other income (expense):
Interest income	553	608
Interest expense	(246)	(111)
Other expense, net	(562)	(753)

Other expense, net	(255)	(256)

Income (loss) before income taxes	(3,173)	798
Benefit from (Provision for) income taxes	638	(725)

Net income (loss)	$(2,535)	$73

Net income (loss) per common share:
Basic	$(0.08)	$0.00

Diluted	$(0.08)	$0.00

Shares used in calculation:
Basic	33,671	30,764

Diluted	33,671	36,152

* Stock-based compensation included in cost of revenue	$4	$4

** Components of stock-based compensation included in operating expenses:
Research and development	$290	$1,559
Sales and marketing	25	131
General and administrative	143	2,288

	$458	$3,978

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,535)	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,284	1,129
In-process research and development	4,009	—
Provision for doubtful accounts	116	45
Interest expense on convertible subordinated note	245	111
Share in losses of private company investments	331	792
Accrued interest on notes receivable from stockholders	—	8
Amortization of stock-based compensation	462	3,982
Restructuring charge	502	—
Deferred income taxes	(1,153)	—
Income tax benefit realized from employee stock options	26	—
Change in operating assets and liabilities:
Accounts receivable	2,825	(3,048)
Prepaid expenses and other assets	835	(4,882)
Accounts payable	49	(15)
Accrued expenses	(4,651)	938
Deferred revenue	4,041	3,155
Other long-term liabilities	82	(64)

Net cash provided by operating activities	12,468	2,224

Cash flows from investing activities:
Asset purchases and acquisitions, net of cash acquired	(9,089)	—
Purchase of property and equipment	(4,797)	(794)
Purchase of short-term investments	(196)
Purchase of long-term investments	(31,452)	(54,961)
Proceeds from the sale of long-term investments	13,358	—
Purchase of strategic equity investments	(250)	—
Restricted cash	(3)	—
Other assets	—	197

Net cash used in investing activities	(32,429)	(55,558)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	—	145,187
Proceeds from issuance of common stock	2,591	5,571
Repurchase of common stock	—	(19,980)
Purchase of hedge instrument	—	(56,154)
Proceeds from issuance of common stock warrant	—	35,904
Proceeds from repayment of notes receivable from stockholder	—	214

Net cash provided by financing activities	2,591	110,742

Effect of foreign currency translation on cash and cash equivalents	77	6

Net increase (decrease) in cash and cash equivalents	(17,293)	57,414
Cash and cash equivalents at beginning of period	72,684	64,756

Cash and cash equivalents at end of period	$55,391	$122,170

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(458)	$(4,288)

Settlement of note receivable from shareholder in connection with purchase of common stock	$—	$(3,566)

Cash paid for:
Taxes	$—	$203

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2004, as filed with the SEC on June 8, 2004. The accompanying unaudited condensed consolidated balance sheet at March 31, 2004 is derived from audited consolidated financial statements at that date.

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

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income (loss) attributed to common stockholders:
As reported	$(2,535)	$73
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	462	3,982
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,573)	(6,576)

Pro forma	$(7,646)	$(2,521)

Net income (loss) per share, basic:
As reported	$(0.08)	$0.00

Pro forma	$(0.23)	$(0.08)

Net income (loss) per share, diluted:
As reported	$(0.08)	$0.00

Pro forma	$(0.23)	$(0.08)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during the three months ended June 30, 2004 and 2003, was $6.16 and $7.29, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,
	2004	2003
Stock options:
Risk-free interest	3.00%	2.09%
Expected life	2.78 years	4.75 years
Expected dividend yield	0%	0%
Volatility	44%	73%

	Three Months Ended June 30,
	2004	2003
Employee stock purchase plans:
Risk-free interest	1.71%	1.25%
Expected life	1.13 years	.37 years
Expected dividend yield	0%	0%
Volatility	44%	77%

Note 3. Basic and Diluted Net Income (Loss) Per Share

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended June 30, 2004 and 2003 (in thousands):

	June 30, 2004	June 30, 2003
Weighted average common shares used to calculate basic net income (loss) per share	33,671	30,764
Options outstanding using the treasury method	—	2,401
Redeemable convertible subordinated notes using the as-if-converted method	—	2,812
Warrants outstanding using the treasury stock method	—	21
Common stock subject to repurchase	—	154

Weighted average common and potential common shares used to calculate diluted net income per share	33,671	36,152

For the three months ended June 30, 2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For the three months ended June 30, 2003, 469,595 shares of common stock issuable under stock option plans were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in anti-dilution under the treasury stock method. The weighted-average exercise price of common stock issuable under stock option plans that were excluded from the computation was $11.53 and $19.50 for the three months ended June 30, 2004 and 2003, respectively.

Note 4. Cash equivalents and investments

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(in thousands)
June 30, 2004
Classified as current assets:
Cash	$31,626	$—	$—	$31,626
Money market funds	3,663	—	—	3,663
Municipal obligations	20,297	—	—	20,297

	55,586	—	—	55,586
Classified as non-current assets:
Corporate bonds	50,588	—	(484)	50,104
Government / Municipal debt securities	45,480	—	(288)	45,192

Total	$151,654	$—	$(772)	$150,882

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(in thousands)
March 31, 2004
Classified as current assets:
Cash	$15,888	$—	$—	$15,888
Money market funds	1,746	—	—	1,746
Municipal obligations	55,050	—	—	55,050

Corporate bonds	72,684	—	—	72,684
Classified as non-current assets:	38,580	118	(10)	38,688
Debt securities	39,394	88	(12)	39,470

Total	$150,658	$206	$(22)	$150,842

Note 5. Asset Purchases

Mojave, Inc.

On April 29, 2004, the Company completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition is currently estimated to be approximately $25.1 million and the transaction has been accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. We did not assume any stock options or warrants.

Magma allocated the initial purchase price of $25.1 million less $0.9 million of legal, other professional expenses and other costs directly associated with the acquisition to the fair values of the assets acquired and liabilities assumed. The preliminary fair value of the existing technology and assembled workforce intangible assets and in-process research and development were determined by management based on preliminary estimates. A summary of the purchase price allocation and the amortization periods of the intangible assets acquired is as follows (in thousands):

Amount Allocated
Allocation of the preliminary purchase price:
Net tangible assets acquired	$611
Intangible assets acquired:
Existing technology	29,261
Assembled workforce	622
In-process research and development	4,009
Deferred compensation	1,320
Deferred stock-based compensation	1,254
Deferred tax liabilities	(11,953)

Total purchase price	$25,124

Amortization period of existing technology	5 years
Amortization period of assembled workforce	4 years

The value assigned to existing technology was based upon future discounted cash flows related to the existing technology’s projected income streams using discount rate of 16%. The Company believes this rate was appropriate given the business risks inherent in marketing and selling this technology. Factors considered in estimating the discounted cash flows to be derived from the existing technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

The valuation method used to value in-process research and development is a form of discounted cash flow method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology project were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for the in-process project was determined by identifying the elapsed time and costs invested in the project as a ratio of the total time and costs required to bring the project to technical and commercial feasibility, as well as consideration of engineering milestones required to complete the project. The percentage of completion for the in-process project acquired was 12.4%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. Revenue resulting from IPR&D project is expected to commence in calendar year 2005.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared and determined by management with the assistance of an independent appraisal firm, based on input from the Company and the acquired company’s management, using valuation methods that are recognized by the United States Securities and Exchange Commission staff.

The preliminary purchase price allocation for the Mojave acquisition is subject to revision as more detailed analysis is completed and additional information on the fair values of Mojave’s assets and liabilities become available. Any change in the fair value of the net assets of Mojave will change the amount of the purchase price allocable to identified intangible assets and IPR&D.

As part of the initial consideration for the Mojave acquisition, the Company paid cash of $1.3 million which was recorded as deferred cash compensation and issued Magma common stock with a value of $1.3 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation, are excluded from the allocated purchase price and are charged to operating expense as services are performed. During the three months ended June 30, 2004, the Company amortized $0.1 million and $0.1 million of deferred cash compensation and deferred stock-based compensation, respectively.

Other asset purchase

On April 16, 2004, the Company acquired another privately-held company that was engaged in development of formal verification technology. Pursuant to a merger agreement signed on April 14, 2004, we paid the initial consideration of approximately $600,000 in cash, less $60,000 which we withheld to secure the indemnification obligations of the acquired company’s stockholders. In addition to the initial merger consideration, we may pay up to an additional $1.4 million upon the achievement of certain technology milestones set forth in the merger agreement. No contingent consideration yet has been paid under the agreement as of June 30, 2004 because the milestone dates have not occurred. This transaction has been accounted for as an asset purchase transaction.

Based on management’s estimates and appraisal, the initial consideration of $600,000 and $76,000 of legal and other professional expenses directly associated with this transaction were entirely allocated to a developed technology intangible asset and included in the intangible asset balance on the Company’s condensed consolidated balance sheet as of June 30, 2004. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances as of June 30, 2004 and March 31, 2004 (in thousands):

	June 30, 2004			March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$33,587	$—	$33,587	$33,529	$—	$33,529

Other intangible assets:
Developed technology	$61,017	$(6,314)	$54,703	$29,507	$(3,316)	$26,191
Licensed technology	22,996	(1,916)	21,080	22,988	—	22,988
Customer relationship or base	2,200	(309)	1,891	2,200	(200)	2,000
Patents	11,582	(1,609)	9,973	11,282	(1,032)	10,250
Acquired customer contracts	900	(212)	688	900	(137)	763
Assembled workforce	822	(82)	740	200	(31)	169
Trademark	400	(74)	326	400	(45)	355
Other	100	(35)	65	100	(23)	77

Total	$100,017	$(10,551)	$89,466	$67,577	$(4,784)	$62,793

For the three months ended June 30, 2004, amortization expense related to other intangible assets was $5.8 million, of which $1.3 million was included in cost of revenue as they related to the products sold, while the remaining $4.5 million is shown as a separate line item in the Company’s unaudited condensed consolidated statement of operations. For the three months ended June 30, 2003, $0.1 million of other intangible amortization expense was entirely included in cost of revenue as they related to the products sold during that period.

Note 7. Restructuring charge

During the three months ended June 30, 2004, the Company recorded a net restructuring charge of $0.5 million related to employee termination costs for 7 employees resulting from the Company’s realignment to current business conditions. The Company anticipates that accrued termination costs of $0.6 million as of June 30, 2004 will be paid out by September 30, 2004

Note 8. Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The

Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method. As of June 30, 2004, approximately $1.3 million of transaction fees and debt issuance costs had been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” for the three months ended June 30, 2003 under the if-converted method of accounting for purposes of calculating diluted earnings per share. Such shares are excluded from “fully diluted shares outstanding” for the three months ended June 30, 2004 as their effect would be anti-dilutive.

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

Note 9. Contingencies

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of June 30, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 10. Promissory Note

In October 2001, the Company’s President, Mr. Roy Jewell, exercised an option to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $4.5 million bearing interest of 5.5% per annum and due in March 2006. Terms of the note provided that if Mr. Jewell were still employed by the Company on any anniversary of his date of hire, up to $2.7 million note principal and $0.4 million related total interest to maturity would be forgiven. The forgivable portion of the note and related interest was recorded as a reduction of notes receivable from stockholders and a charge to deferred compensation, which would be amortized to compensation expense over the five-year term of the note. On May 14, 2003, the Company repurchased 209,753 shares of common stock from Mr. Jewell for an aggregate purchase price of $3.6 million, or $17.00 per share, which was the closing sale price of the common stock on that date, and he repaid the principal and related accrued interest outstanding under the promissory note in full.

On May 14, 2003, concurrently with the transaction described above, the Company granted Mr. Jewell an option to purchase 297,393 shares of its common stock at an exercise price of $7.00 per share, of which the first 209,753 shares vested immediately upon grant and the remaining 87,640 shares vest in equal monthly installments through March 5, 2005. In connection with this option grant, the Company recognized approximately $2.1 million of stock-based compensation immediately upon grant with respect to the vested shares and recorded $0.9 million of deferred stock-based compensation to be amortized over vesting period of 22 months for the remaining shares. During the three months ended June 30, 2004 and 2003, the Company amortized $0.1 million and $0.3 million, respectively, of such deferred stock-based compensation.

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income attributed to common stockholders, unrealized loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income (loss)	$(2,535)	$73
Unrealized gain (loss) on available-for-sale investments	(883)	66
Foreign currency translation adjustments	77	6

Comprehensive income (loss)	$(3,341)	$145

Components of accumulated other comprehensive loss, net of related tax effect, were as follows (in thousands):

	June 30, 2004	March 31, 2004
Unrealized gain (loss) on available-for-sale investments	$(772)	$111
Foreign currency translation adjustments	(1,103)	(1,180)

Accumulated other comprehensive loss	$(1,875)	$(1,069)

Note 12. Segment Information

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

Revenue from the United States, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
United States	$22,977	$12,625
Europe	4,850	5,091
Japan	5,566	4,634
Asia Pacific (excluding Japan)	2,636	463

	$36,029	$22,813

	Three Months Ended June 30,
	2004	2003
United States	64%	55%
Europe	14	23
Japan	15	20
Asia Pacific (excluding Japan)	7	2

	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended June 30,
	2004	2003
Customer A	27%	17%
Customer B	6	14
Customer C	5	11

The Company has substantially all of its long-lived assets located in the United States.

Note 13. Newly Adopted and Recently Issued Accounting Pronouncements

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46-R). FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this standard for the period ended March 31, 2004 had no material impact on its financial statements.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of the Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The Task Force developed a basic three-step model in evaluating whether an investment is other-than-temporarily impaired and reached a consensus that additional disclosures are required for cost method investments. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The application of this consensus effective July 1, 2004 did not have a material effect on our consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our financial position or results of operations.

In July 2004, EITF reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. We believe that the application of this consensus will not have a material effect on our financial condition or results of operations.

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

Executive Summary

Magma Design Automation provides electronic design automation, or EDA, software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with a measurement of 0.13 micron and smaller. See “Item 1, Business” in our Annual Report on Form 10-K for the year ended March 31, 2004 for a more complete description of our business.

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

Despite the condition of the semiconductor industry as described above, we were able to achieve the following during the first quarter of fiscal 2005:

•	We achieved record quarterly revenue of $36.0 million during the first quarter of fiscal 2005, up 6 percent from the prior quarter and up 58% from the same quarter in fiscal 2004. License sales for the quarter ended June 30, 2004 accounted for approximately 86%of total revenue, compared to 87% in the prior quarter and 90% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses and services to existing customers in North America and Japan.

•	We continued to penetrate our market, and during the first quarter of fiscal 2005 passed the 150-customer threshold. To take advantage of opportunities to gain market share and support this growth, we accelerated hiring and have approximately 100 open positions, primarily in the field support organization and R&D.

•	Our technology continues to be the first choice among designers working on the most advanced designs. Magma customers are working on many 90-nanometer designs, 15 by one of our major customers alone. We have also incorporated next-generation routing rules to support 65-nanometer designs.

•	We successfully completed acquisition of Mojave, Inc. during the quarter. With the acquisition of Mojave, we will be able more comprehensively to address our customers’ needs for designing and verifying semiconductors that are manufacturable with desirable yield and performance, which is a key design parameter as semiconductor process technology moves to sub-90nm geometries.

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

Collectiblity is probable. In order to recognize revenue, we must make a judgment of the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

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

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of being invoiced to the customer. In all cases, the revenue and unbilled receivables are for contracts which are non-cancelable, there are no contingencies and where the customer has taken delivery of both the software and the encryption key required to operate the software. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of June 30, 2004 and March 31, 2004, unbilled accounts receivable were approximately $7.8 million and $14.9 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

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

Goodwill impairment

Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting segment (see Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1 of this report) Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Strategic investments in privately held companies

At June 30, 2004, the carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately held companies) totaled $1.7 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.3 million and $0.7 million during the three months ended June 30, 2004 and 2003, respectively.

Results of Operations

Revenue

Revenue consists of licenses revenue and services revenue. License revenue consists of fees for time-based or perpetual licenses of our products. Services revenue consists of fees for services, such as post-contract customer support (“PCS”), customer training and consulting. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above in our “Critical Accounting Policies and Estimates”. For management reporting and analysis purposes we classify our revenues into the following four categories which are described in detail below:

•	Ratable

•	Due & Payable

•	Cash Receipts

•	“Turns or Up-front”/ Perpetual.

We also classify our license arrangements as either bundled or unbundled. Unbundled license contracts include optional maintenance periods while bundled contracts do not include optional maintenance periods.

We use these alternatives to the summary presentation required under generally accepted accounting principles to provide greater insight into the reporting and monitoring of trends in the components of our revenues and to assist us in managing our business. It is important to note that the characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts should that customer be having difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting purposes, prior periods are not restated to reflect that change. The following table shows the breakdown of revenue by license category as defined for management reporting and analysis purposes:

		Three months ended June 30,
		2004		2003
Revenue category:
License revenues
Ratable	Bundled	$4,863	13%	$9,582	42%
Due & Payable	Unbundled	15,352	43%	3,770	16%
Cash Receipts	Unbundled	2,577	7%	335	2%
Turns	Unbundled	8,100	23%	6,830	30%

Total license revenues		30,892	86%	20,517	90%
Maintenance & services		5,137	14%	2,296	10%

Total Revenues		$36,029	100%	$22,813	100%

Bundled Licenses: Ratable For bundled time-based licenses that bundle maintenance with the license fee and do not provide for optional maintenance terms, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. All of these revenues for both license and the maintenance are classified as license revenue in our statement of operations. For unbundled time-based with a term of less than fifteen (15) months, we recognize license revenue ratably over the license term, or as customer payments become due and payable, if less. For management reporting and analysis purposes, we refer to these types of licenses generally as “Ratable”. Additionally we generally refer to all time-based licenses recognized on a ratable basis as “Long Term”, independent of the actual length of term of the license.

For unbundled time-based or perpetual licenses, with a term of fifteen months or greater, we categorize these license contracts based on the payment term structure and classify them either as “Due and Payable” or “Cash Receipts” defined as follows:

Unbundled Licenses: Due and Payable/Time-based licenses with long term payments: For unbundled time-based licenses which include optional maintenance where the payment terms do not fall within one year, we recognize license revenue on a due and payable basis. Maintenance revenue for an unbundled agreement is recognized ratably over the maintenance term and is included in the services line of our statement of operations. For management reporting and analysis purposes, we refer to this type of license generally as “Due and Payable/Long Term Time-Based Licenses”.

Unbundled Licenses: Cash Receipts. We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. Such customers generally order short-term time based licenses or separate annual maintenance. License revenue is recognized as we receive cash payments from the customer. Maintenance is recognized ratably over the maintenance term after the customer has remitted payment and is classified as services in our statement of operations. For management reporting and analysis purposes, we refer to this type of license generally as “Cash Receipts”.

Unbundled Licenses: “Turns”/Perpetual or Time-based licenses with short-term payments. We recognize license revenue on unbundled time-based and perpetual licenses, upon shipment as long as the payment terms require the customer to pay 100% of license fee and initial period of PCS within one year from the agreement date and payments are generally linear or front-end loaded. Maintenance is purchased separately, generally on an annual basis and the agreements provide for optional maintenance in subsequent years. Maintenance revenue is recognized ratably over the maintenance term and is classified as services in our statement of operations. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as either “Perpetual or Upfront Time-Based Licenses”.

Our license revenue in any given quarter is dependent upon the mix and volume of perpetual or short term time-based licenses ordered during the quarter and the amount of long term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or short term time based licenses during the quarter as up-front or turns revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors below.

Three Months Ended June 30, 2004 and 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended June 30, 2003 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months Ended June 30, 2004	Percentage Of Revenue	Three Months Ended June 30, 2003	Percentage of Revenue	Year to Year Increase	Increase Percentage
Revenue:
Licenses	$30,892	85.7%	$20,517	89.9%	$10,375	50.6%
Services	5,137	14.3%	2,296	10.1%	2,841	123.7%

Total revenue	36,029	100.0%	22,813	100.0%	13,216	57.9%

Cost of revenue	5,042	14.0%	3,246	14.2%	1,796	55.3%

Gross profit	$30,987	86.0%	$19,567	85.8%	$11,420	58.4%

We market our products and related services to customers in four geographic regions: the United States, Europe (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended June 30, 2003 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months Ended June 30, 2004	Percentage of Revenue	Three Months Ended June 30, 2003	Percentage of Revenue	Year to Year Increase (decrease)	Percentage Increase (decrease)
Domestic	$22,977	63.8%	$12,625	55.3%	$10,352	82.0%

International:
Europe	4,850	13.5%	5,091	22.3%	(241)	(4.7)%
Japan	5,566	15.4%	4,634	20.3%	932	20.1%
Asia-Pacific (excluding Japan)	2,636	7.3%	463	2.1%	2,173	469.3%

Total International	13,052	36.2%	10,188	44.7%	2,864	28.1%

Total revenue	$36,029	100.0%	$22,813	100.0%	$13,216	57.9%

Revenue

•	Revenue for the first quarter of fiscal 2005 was $36.0 million, up 6 percent from the prior quarter and up 58% from the same quarter in the prior year.

•	License revenue increased in the first quarter of fiscal 2005 as compared to the prior quarter and the first quarter in fiscal 2004 due to large orders executed during the quarter in North America and Japan. These orders came from existing customers who require additional license capacity due to the continued proliferation to their design group designers using Magma existing and new products, principally Blast Fusion APX. One customer accounted for greater than 10% of the quarterly revenue. License revenue for the quarter ended June 30, 2004 accounted for approximately 86% of total revenue, compared to 87% in the prior quarter and 90% from the first quarter in fiscal 2004.

•	Service revenue increased in the first quarter of fiscal 2005 as compared to the prior quarter and the first quarter in fiscal 2004 primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders. Service revenue for the quarter ended June 30, 2004 accounted for approximately 14% of total revenue, which was consistent with the prior quarter and 10% from the first quarter in fiscal 2004.

•	Domestic revenue increased in the first quarter of fiscal 2005 as compared to the prior quarter and the first quarter in fiscal 2004 due primarily to our existing customers in North America purchasing additional licenses and the new technology products. Domestic revenue for the quarter ended June 30, 2004 accounted for approximately 64% of total revenue, compared to 56% in the prior quarter and 55% from the first quarter in fiscal 2004.

•	International revenue increased in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due primarily to our existing customers in Japan and Asia-Pacific purchasing additional licenses and the addition of new technology products. International revenue for the first quarter of fiscal 2005 accounted for approximately 36% of total revenue, compared to 44% in the prior quarter and 45% from the first quarter in fiscal 2004. The decline in international revenue as a percentage of revenue in the first quarter of fiscal 2005 was primarily due to the greater growth of our domestic revenue compared to that of international revenue during the period.

Gross profit

Cost of revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of revenue also includes software production costs, product packaging, documentation, amortization of acquired developed technology and other intangible assets, and amortization of deferred stock-based compensation. Management allocates these expenses to cost of upfront licenses, cost of time-based licenses and cost of services, based on orders booked within a given quarter. Accordingly, the costs allocated to upfront licenses, time-based licenses and services are heavily dependent on the mix of software orders received during any given period.

•	Gross profit as a percentage of revenue remained relatively stable during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 despite license revenue, which has a higher gross margin compared to service revenue, accounted for a lower percentage of total revenue for the period. This was due to the growth in total revenue for the three months ended June 30, 2004 and that our cost of revenue consists primarily of payroll related costs for application engineers, which are fixed in nature.

Operating expenses

The table below sets forth operating expense data for the three months ended June 30, 2003 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months Ended June 30, 2004	Percentage of Revenue	Three Months Ended June 30, 2003	Percentage of Revenue	Year to Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$9,569	26.6%	$5,008	22.0%	$4,561	91.1%
In-process research and development	4,009	11.1%	—	0.0%	4,009	100.0%
Sales and marketing	11,267	31.3%	7,089	31.1%	4,178	58.9%
General and administrative	3,625	10.1%	2,438	10.7%	1,187	48.7%
Restructuring costs	502	1.4%	—	0.0%	502	100.0%
Amortization of intangible assets	4,475	12.4%	—	0.0%	4,475	100.0%
Amortization of stock-based compensation	458	1.3%	3,978	17.4%	(3,520)	(88.5)%

Total operating expenses	$33,905	94.1%	$18.513	81.2%	$15,392	83.1%

•	Research and development expense increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to an increase in payroll related expenses of $2.9 million as we more than doubled our research and development headcount through direct hiring as well as business acquisitions. The remainder of the increase was caused by increases in common expenses (e.g., facility related expenses) of $1.0 million and software maintenance costs of $0.6 million, both of which were caused by the headcount increase. The remainder of the fluctuation in research and development expenses was accounted for by other individually insignificant items.

•	In-process research and development expense of $4.0 million for the three months ended June 30, 2004 represents the charge recorded in connection with our acquisition of Mojave, Inc.. The charge was recorded based on management’s preliminary purchase price allocation.

•	Sales and marketing expense increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to an increase in payroll related expenses of $3.8 million as we increased our sales and marketing headcount by 56% (primarily application engineers) through direct hiring as well as business acquisitions. Travel and entertainment expenses also increased by $0.5 million in the three months ended June 30, 2004 due to the increases in the headcount and sales activity. The remainder of the fluctuation in sales and marketing expenses was accounted for by other individually insignificant items.

•	General and administrative expense increased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to increases in professional service fees of $0.7 million and payroll related expenses of $0.6 million. The increase in professional service fees in the three months ended June 30, 2004 was primarily due to the increase in our activity related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent applications. The increase in payroll related expenses was caused by the increase in headcount related to general and administrative activities, which increased by 79% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The remainder of the fluctuation in general and administrative expenses was accounted for by other individually insignificant items.

•	Restructuring costs of $0.5 million in the three months ended June 30, 2004 represents a $0.5 million charge recorded in connection with employee terminations.

•	Amortization of intangible assets of $4.5 million in the three months ended June 30, 2004 represents amortization of intangible assets recorded in connection with business combinations and asset purchases completed subsequent to June 30, 2003. The intangible assets being amortized include trademarks, customer contracts, customer relationships, no ship rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation decreased in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due the decrease in amortization of deferred stock-based compensation (recorded in connection with our IPO in November 2001) of $1.5 million. Amortization of deferred stock-based compensation for the three months ended June 30, 2003 also included $2.1 million of stock-based compensation charge related to the stock option granted to the President of the Company in that period. No such charge was recorded for the three months ended June 30, 2004. These decreases in amortization of deferred stock-based compensation was offset by recording of stock-based compensation expense of $0.1 million related to our Mojave acquisition in the three months ended June 30, 2004.

Other items

The table below sets forth other data for the three months ended June 30, 2003 and the three months ended June 30, 2004 (in thousands, except percentage data):

	Three Months Ended June 30, 2004	Percentage of Revenue	Three Months Ended June 30, 2003	Percentage of Revenue	Year to Year change	Percentage Increase (Decrease)
Other income (expense), net:
Interest income	$553	1.5%	$608	2.7%	$(55)	(9.0)%
Interest expense	(246)	(0.7)%	(111)	(0.5)%	(135)	121.6%
Other expense, net	(562)	(1.6)%	(753)	(3.3)%	191	(25.4)%

Total other expense, net	$(255)	(0.7)%	$(256)	(1.1)%	$1	0.4%

Benefit from (provision for) income taxes	$638	1.8%	$(725)	(3.2)%	$1,363	188.0%

•	Interest income decreased slightly in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to our maintaining lower average cash and investments balance during the period. The average cash balance during the three months ended June 30, 2003 was higher as we received $124 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. The increase in amortization of debt discount and issuance costs in the three months ended June 30, 2004 was primarily due to having a full quarter’s worth of amortization during that period compared to having amortization only for a part of the quarter for the three months ended June 30, 2003.

•	Other expense, net in the three months ended June 30, 2004 decreased compared to the three months ended June 30, 2003 primarily due to the decrease in the charge associated with other than temporary impairment in our strategic investments by $0.4 million. Such charge was determined based on our periodic review of investee company financial performance. The decrease in the charge for our strategic investments was offset by an increase in foreign exchange loss of $0.2 million, which was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen as well as the U.S. Dollar and the Euro during the three months ended June 30, 2004.

•	Benefit from (provision for) income taxes. We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. For the three months ended June 30, 2004, we had a benefit from income taxes of $0.6 million. The net benefit was comprised of a deferred tax benefit of $1.1 million related to the amortization of intangible assets, current federal income taxes of $0.2 million, foreign income taxes of $0.2 million, and state income taxes of $0.1 million. For the three months ended June 30, 2003, we had a provision for income taxes of $0.7 million which primarily consisted of foreign and state income taxes. Our effective tax rate varies from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process R&D, and foreign withholding taxes.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity was our cash and cash equivalents and investments. We had $55.4 million in unrestricted cash and cash equivalents, and $95.5 million in short and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

On July 28, 2004, we announced that our board of directors authorized Magma to repurchase up to 1,000,000 shares of common stock. Repurchase of our common stock will be made from time to time in private transactions or open market purchases in accordance with the securities laws and other legal requirements. The program may be discontinued at any time without prior notice. The repurchased shares are expected to be used for Magma’s employee benefit plans; any portion of the repurchased shares not used for that purpose will be available for other general corporate purposes. No time limit was set for the completion of the program.

On April 29, 2004, we completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition is currently estimated to be approximately $25.1 million and the transaction has been accounted for as an asset purchase transaction. We acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. No contingent consideration yet has been paid under the agreement because the milestone dates have not occurred.

On April 16, 2004, we acquired another privately held company that was engaged in development of formal verification technology, for cash consideration of approximately $600,000, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million upon the achievement of technology milestones set forth in the acquisition agreement. No contingent consideration yet has been paid under the agreement because the milestone dates have not occurred.

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

•	We repurchased approximately 1.1 million shares of common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

•	We entered into convertible bond hedge and warrant transactions with Credit Suisse First Boston International (“CSFB International”) with respect to our common stock. Under the convertible bond hedge arrangement, CSFB International agreed to sell us, for $22.86 per share, up to 6.56 million shares of our common stock to cover our obligation to issue shares upon conversion of the Notes. In addition, we issued CSFB International a warrant to purchase up to 6.56 million shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The net cost incurred in connection with these arrangements, which consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was approximately $20.3 million.

The table below (in thousands) sets forth the key components of cash flow for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$12,395	$2,224
Net cash used in investing activities	$(32,356)	$(55,558)
Net cash provided by financing activities	$2,591	$110,742

Three months ended June 30, 2004

During the three months ended June 30, 2004, our operating activities provided net cash of $12.4 million. Cash was provided by net income adjusted for non-cash related items and changes in working capital including decreases in accounts receivable and prepaid expenses and other assets and an increase in deferred revenue. The decrease in accounts receivable was primarily due to strong cash collection during the three months ended June 30, 2004. A detail of our accounts receivable balance as of June 30, 2004 is provided below (in millions, except for percentages):

Gross accounts receivable balance and their due dates

	Balance at June 30, 2004	Due Dates
		Q2 Fiscal 2005	Q3 Fiscal 2005	Q4 Fiscal 2005	Q1 Fiscal 2006
Billed	$23.1	$23.1	$—	$—	$—
Percentage due		100%	—	—	—

Unbilled	7.8	4.5	2.3	0.9	0.1

Percentage due	100%	58%	29%	12%	1%

Gross accounts receivable	$30.9	$27.6	$2.3	$0.9	$0.1

Percentage due		89%	7%	3%	1%

Gross billed accounts receivable balance and their aging

	Balance at June 30, 2004	Aging as of June 30, 2004
		Current	> 30 days Past Due	> 60 days Past Due*	> 90 days Past Due*
Billed accounts receivable	$23.1	$19.8	$0.2	$0.2	$2.9

Percentage of billed accounts receivable	100%	86%	1%	1%	12%

*	Of $2.9 million that is more than 90 days past due as of June 30, 2004, no revenue has been recognized on $1.9 million and $0.4 million is fully reserved in allowance for doubtful accounts.

The decrease in prepaid and other assets was primarily caused by decreases in prepaid commission expense and prepaid software maintenance expense. Prepaid commission decreased during the first quarter fiscal 2005 primarily due to orders recorded by us in fiscal 2003 of approximately $100 million for which we paid advance commissions but the entire order value has not been recognized as revenue as of June 30, 2004. We expect advance commission to decrease in fiscal 2005 as these orders are recognized as revenue.

Cash provided by the changes in accounts receivable, prepaid and other assets and deferred revenue was offset by a decrease in accrued liabilities during the three months ended June 30, 2004, which was primarily caused by a payout of accrued bonuses during the period.

Our investing activities used net cash of $32.4 million during the three months ended June 30, 2004. We used cash to complete the Mojave and other asset purchase transactions during the three months ended June 30, 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $9.1 million in cash, net of cash acquired. We also made strategic investment of $0.3 million in a privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. We had a net purchase of $18.2 million of short and long-term investments as we invested our excess cash resources. During the three months ended June 30, 2004, we acquired property and equipment totaling $4.8 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. We expect to make capital expenditures of approximately $9.8 million for the remainder of fiscal 2005. These capital expenditures will be used to support selling and marketing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

Our financing activities provided net cash of $2.6 million for the three months ended June 30, 2004. The sole source of cash was $2.6 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Three months ended June 30, 2003

Net cash provided by operating activities was $2.2 million for the three months ended June 30, 2003, compared to net cash used of $1.4 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, cash flow from operating activities included increases in deferred revenue of $3.2 million and accrued expenses of $0.9 million, net of acquired balances. These increases were offset by increases in accounts receivable of $3.0 million and prepaid expenses of $4.9 million. For the three months ended June 30, 2002, cash flow from activities included increases in accounts receivable of $1.4 million, net of acquired balances and accounts payable of $0.9 million, net of acquired balances. These increases were offset by decreases in prepaid expenses of $0.4 million, accrued expenses of $3.5 million, and deferred revenue of $3.2 million. In addition, significant non-cash related adjustments for the three months ended June 30, 2003 and 2002 included depreciation and amortization of $1.1 million and $1.2 million, respectively, amortization of stock-based compensation of $4.0 million and $1.9 million and provisions for doubtful accounts of $45,000 and $300,000.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. As of June 30, 2004, total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $78.8 million.

Contractual obligations

As of June 30, 2004, our principal commitments consisted of operating leases, the future amount of which was $13.3 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $150.0 million due in fiscal 2009. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$13.3	$2.8	$4.2	$4.1	$2.2
Convertible subordinated note	150.0	—	—	150.0	—
Strategic equity investment	0.3	0.3	—	—	—

Total	$163.6	$3.1	$4.2	$154.1	$2.2

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

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of June 30, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of June 30, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Newly Adopted and Recently Issued Accounting Pronouncements

In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46-R). FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this standard for the period ended March 31, 2004 had no material impact on its financial statements.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of the Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In March 2004, EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The Task Force developed a basic three-step model in evaluating whether an investment is other-than-temporarily impaired and reached a consensus that additional disclosures are required for cost method investments. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The application of this consensus effective July 1, 2004 did not have a material effect on our consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our financial position or results of operations.

In July 2004, EITF reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. We believe that the application of this consensus will not have a material effect on our financial condition or results of operations.

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

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $109.6 million as of June 30, 2004; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $109.6 million as of June 30, 2004. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

As of June 30, 2004, we had approximately $300 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. A portion of this backlog is variable based on volume of usage of our products by the customers or includes specific future deliverables or is recognized in revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the three months ended June 30, 2004, we had one customer that accounted for 27% of our revenue. In the twelve months ended March 31, 2004, we had two customers that accounted for 10% or more of our revenue, and that together accounted for approximately 24% of our revenue. In the twelve months ended March 31, 2003, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenues, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Silicon Metrics Corporation and Mojave, Inc. or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain key employees of the acquired company;

•	the risk that earnouts based on revenues will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in Magma’s best interest as its interests may change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of management attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

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

We generated 36% of our total revenue from sales outside North America for the three months ended June 30, 2004, compared to 45% in the three months ended June 30, 2003. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Changes in laws and regulations that affect the governance of public companies has increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The NASDAQ Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing and possibly newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities, and any valuation allowance that may be recorded against our deferred tax assets. These assumptions, judgments and estimates are difficult to make due to their complexity and the relevant tax law is often changing. Our future effective tax rates could be adversely affected by the following:

•	an increase in expenses not deductible for tax purposes, including deferred stock-based compensation and write-offs of acquired in-process research and development;

•	changes in the valuation of our deferred tax assets and liabilities;

•	future changes in ownership as defined by Internal Revenue Code Sections 382 and 383 which may limit realization of certain assets;

•	changes in forecasts of pre-tax profits and losses by jurisdiction used to estimate tax expense by jurisdiction; or

•	changes in tax laws or interpretations of such tax laws.

In addition, we may not be able to use net operating losses as our management planned if there is a change in the tax laws on these losses.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in the first quarter of fiscal year 2005 and the third quarter of fiscal year 2003, we laid off 7 and 32 employees, respectively. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. We expect to incur a significant amount of consulting and other fees and expenses to document and enhance our financial processes and accounting controls and capabilities in order to achieve certification under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to manage our growth the execution of our business plan could be delayed.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point increase in interest rates would result in approximately a $1.1 million decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of June 30, 2004, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Although our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring qualified personnel in key functional areas, implementing a new computerized system to automate a number of procedures related to quarterly and year-end close process, and creating procedures to address the impact of acquisitions on a timely basis.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales Of Unregistered Securities

On April 29, 2004, we issued a total of 607,554 shares of our common stock in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. In addition to the initial merger consideration we may issue contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. These securities were issued in connection with the fairness hearing held by and the related notice issued by the Department of Corporations of the state of California and in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities

We repurchased no shares of our common stock during the first quarter of fiscal 2005.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

(b) Reports on Form 8-K.

On May 5, 2004, Magma furnished a current report on Form 8-K to provide under Item 12 Magma’s press release and conference call transcript in connection with its results of operations and financial condition for its fiscal year and quarter ended March 31, 2004. This Form 8-K is not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 or incorporated into this or any other filing of the Company.

On May 14, 2004, Magma filed a current report on Form 8-K to report under Item 2 and 7 the acquisition of Mojave, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: August 9, 2004	By	/s/ GREGORY C. WALKER
Gregory C. Walker
Senior Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.