Form 10-Q
period 2004-09-30
MAGMA DESIGN AUTOMATION INC
filed 2004-11-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

On November 5, 2004, 34,332,428 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$54,213	$72,684
Restricted cash	2,678	2,662
Accounts receivable, net	30,653	34,237
Prepaid expenses and other current assets	8,576	9,588

Total current assets	96,120	119,171
Property and equipment, net	21,138	15,196
Intangibles, net	76,849	62,793
Goodwill	29,057	33,529
Long-term investments	81,952	78,158
Other assets	6,589	5,628

Total assets	$311,705	$314,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,484	$1,658
Accrued expenses	19,093	19,132
Deferred revenue	20,046	19,947

Total current liabilities	41,623	40,737
Convertible subordinated notes	150,000	150,000
Deferred income taxes	—	5,102
Other long-term liabilities	2,010	897

Total liabilities	193,633	196,736
Contingencies (Note 9)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	246,460	226,586
Deferred stock-based compensation	(1,083)	(718)
Accumulated deficit	(109,311)	(107,063)
Treasury stock at cost, 1,000,000 and 0 shares at September 30, 2004 and March 31, 2004, respectively	(16,606)	—
Accumulated other comprehensive loss	(1,391)	(1,069)

Total stockholders’ equity	118,072	117,739

Total liabilities and stockholders’ equity	$311,705	$314,475

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Licenses	$31,275	$22,837	$62,167	$43,354
Services	5,653	2,980	10,790	5,276

Total revenue	36,928	25,817	72,957	48,630
Cost of revenue*	5,510	3,892	10,552	7,138

Gross profit	31,418	21,925	62,405	41,492

Operating expenses:
Research and development	10,524	6,019	20,093	11,027
In-process research and development	—	—	4,009	—
Sales and marketing	11,679	8,314	22,946	15,403
General and administrative	3,455	2,399	7,080	4,837
Amortization of intangible assets	4,093	—	8,568	—
Amortization of stock-based compensation**	116	1,755	574	5,733
Restructuring charge	(63)	—	439	—

Total operating expenses	29,804	18,487	63,709	37,000

Operating income (loss)	1,614	3,438	(1,304)	4,492

Other income (expense):
Interest income	556	635	1,109	1,243
Interest expense	(251)	(211)	(497)	(322)
Other income, net	(642)	419	(1,204)	(334)

Other income (expense), net	(337)	843	(592)	587

Net income (loss) before income taxes	1,277	4,281	(1,896)	5,079
Income taxes	(990)	(866)	(352)	(1,591)

Net income (loss)	$287	$3,415	$(2,248)	$3,488

Net income (loss) per common share
Basic	$0.01	$0.11	$(0.07)	$0.12

Diluted	$0.01	$0.09	$(0.07)	$0.09

Shares used in calculation:
Basic	33,734	30,255	33,702	30,264

Diluted	42,333	40,064	33,702	39,688

* Stock-based compensation included in cost of revenue	$2	$3	$6	$7

** Components of stock-based compensation included in operating expenses:
Research and development	$(16)	$1,347	$274	$2,906
Sales and marketing	18	49	43	180
General and administrative	114	359	257	2,647

	$116	$1,755	$574	$5,733

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(2,248)	$3,488
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,623	2,572
In-process research and development	4,009	—
Provision for doubtful accounts	165	171
Interest expense on convertible subordinated note	497	351
Equity investment loss	665	122
Impairment of private company investments	—	700
Accrued interest on notes receivable from stockholders	—	8
Amortization of stock-based compensation	580	5,740
Restructuring charge	439	—
Change in operating assets and liabilities:
Accounts receivable	2,456	(3,222)
Prepaid expenses and other assets	1,245	(6,265)
Accounts payable	826	(52)
Accrued expenses	(4,902)	2,483
Deferred revenue	99	3,238
Other long-term liabilities	446	(65)

Net cash provided by operating activities	18,900	9,269

Cash flows from investing activities:
Asset purchases, net of cash acquired	(11,902)	—
Purchase of property and equipment	(9,183)	(4,012)
Purchase of short-term investments	(196)	—
Purchase of long-term investments	(32,263)	(94,000)
Proceeds from the sale of short-term investments	196	—
Proceeds from the sale of long-term investments	27,798	5,000
Purchase of strategic equity investments	(1,100)	—
Restricted cash	(16)	—
Other assets	—	355

Net cash used in investing activities	(26,666)	(92,657)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	—	145,187
Proceeds from issuance of common stock	5,463	11,008
Repurchase of common stock	(16,606)	(19,980)
Purchase of hedge instrument	—	(56,154)
Proceeds from issuance of common stock warrant	—	35,904
Proceeds from repayment of notes receivable from stockholder	—	214

Net cash (used in) provided by financing activities	(11,143)	116,179

Effect of foreign currency translation on cash and cash equivalents	438	(317)

Net increase (decrease) in cash and cash equivalents	(18,471)	32,474
Cash and cash equivalents at beginning of period	72,684	64,756

Cash and cash equivalents at end of period	$54,213	$97,230

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(458)	$(5,509)

Settlement of note receivable from shareholder in connection with purchase of common stock	$—	$(3,566)

Stock issuance pursuant to acquisitions or milestone earnout payments	$12,007	$7,882

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2004, as filed with the SEC on June 8, 2004. The accompanying unaudited condensed consolidated balance sheet at March 31, 2004 is derived from audited consolidated financial statements at that date.

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

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	in thousands
Net income (loss):
As reported	$287	$3,415	$(2,248)	$3,488
Add: Stock-based employee compensation expense included in reported net income (loss)	118	1,758	580	5,740
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,133)	(5,187)	(10,876)	(11,372)

Pro forma	$(4,728)	$(14)	$(12,544)	$(2,144)

Net income (loss) per share, basic:
As reported	$0.01	$0.11	$(0.07)	$0.12

Pro forma	$(0.14)	$0.00	$(0.37)	$(0.07)

Net income (loss) per share, diluted:
As reported	$0.01	$0.09	$(0.07)	$0.09

Pro forma	$(0.14)	$0.00	$(0.37)	$(0.07)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted average fair value per option at the date of grant for options granted to employees during the three months and six months ended September 30, 2004 was $5.26 and $5.85, respectively. The weighted average fair value per option at the date of grant for options granted to employees during the three and six months ended September 30, 2003 was $9.06 and $8.72, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Stock options:
Risk-free interest	3.29%	2.41%	3.10%	2.31%
Expected life	3.14 years	4.75 years	2.91 years	4.75 years
Expected dividend yield	0%	0%	0%	0%
Volatility	43%	77%	44%	76%

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Employee stock purchase plans:
Risk-free interest	2.37%	1.38%	2.03%	1.32%
Expected life	1.19 years	0.59 years	1.17 years	0.49 years
Expected dividend yield	0%	0%	0%	0%
Volatility	43%	68%	44%	69%

Note 3. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares used to calculate basic net income (loss) per share	33,734	30,255	33,702	30,264
Options outstanding using the treasury method	1,515	3,033	—	2,725
Redeemable convertible subordinated notes using the as-if-converted method	6,562	6,562	—	6,562
Warrants outstanding using the treasury stock method	—	25	—	24
Common stock subject to repurchase	522	189	—	113

Weighted average common and potential common shares used to calculate diluted net income per share	42,333	40,064	33,702	39,688

For the six months ended September 30, 2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. This includes 6,562,000 shares for redeemable convertible notes and 8,387,969 shares of common stock issuable under stock option plans outstanding as of September 30, 2004. For the three months ended September 30, 2004, 4,686,962 shares of stock options at the average exercise price of $20.14 was excluded from the computation of diluted income per share, as the result would be anti-dilutive under the treasury method. For the three and six months ended September 30, 2003, 346,770 and 541,520 shares, respectively, of common stock issuable under the stock option plans were excluded from the computation of diluted income per share. The average exercise price of such shares was $24.31 and $24.05 for the three and six months ended September 30, 2003.

Note 4. Cash equivalents and investments

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
September 30, 2004
Classified as current assets (less than 12 months):
Cash	$16,367	$—	$—	$16,367
Money market funds	6,396	—	—	6,396
Municipal obligations	31,450	—	—	31,450

	54,213	—	—	54,213
Classified as non-current assets (more than 12 months):
Corporate bonds	31,853	—	(174)	31,679
Government / Municipal debt securities	50,587	—	(314)	50,273

Total	$136,653	$—	$(488)	$136,165

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2004
Classified as current assets (less than 12 months):
Cash	$15,888	$—	$—	$15,888
Money market funds	1,746	—	—	1,746
Municipal obligations	55,050	—	—	55,050

	72,684	—	—	72,684
Classified as non-current assets (more than 12 months):
Corporate bonds	38,580	118	(10)	38,688
Debt securities	39,394	88	(12)	39,470

Total	$150,658	$206	$(22)	$150,842

The Company’s investment portfolio consists of both corporate and government securities that have a maximum maturity of two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields in the marketplace increase, those securities purchased with lower yields at the time of purchase will show a marked-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale. The average duration of the losses on these securities has been less than 12 months.

Note 5. Asset Purchases

Mojave, Inc.

On April 29, 2004, the Company completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The Company did not assume any stock options or warrants. No contingent consideration yet has been paid under the agreement as of September 30, 2004 because none of the milestones have been achieved.

Magma allocated the initial purchase price of $25.1 million to the fair values of the assets acquired and liabilities assumed. The fair value of the existing technology and assembled workforce intangible assets and in-process research and development were determined by management with the use of a third party valuation report. A summary of the purchase price allocation and the amortization periods of the intangible assets acquired is as follows (in thousands):

Amount Allocated
Allocation of the preliminary purchase price:
Net tangible assets acquired	$611
Intangible assets acquired:
Developed technology	16,964
Assembled workforce	966
In-process research and development	4,009
Deferred compensation	1,320
Deferred stock-based compensation	1,254

Total purchase price	$25,124

Amortization period of existing technology	5 years
Amortization period of assembled workforce	4 years

The value assigned to developed technology was based upon future discounted cash flows related to the developed technology’s projected income streams using discount rate of 16%. The Company believes this rate was appropriate given the business risks inherent in marketing and selling this technology. Factors considered in estimating the discounted cash flows to be derived from the developed technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

The valuation method used to value in-process research and development (“IPR&D”) is a form of discounted cash flow method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology project were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for the in-process project was determined by identifying the elapsed time and costs invested in the project as a ratio of the total time and costs required to bring the project to technical and commercial feasibility, as well as consideration of engineering milestones required to complete the project. The percentage of completion for the in-process project acquired was 12.4%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. There has been no change to the IPR&D project schedule as of September 30, 2004. Revenue resulting from the IPR&D project is expected to commence in calendar year 2005.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort needed to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared and determined by management with the assistance of an independent appraisal firm, based on input from the Company and the acquired company’s management, using valuation methods that are recognized by the United States Securities and Exchange Commission staff.

As part of the initial consideration for the Mojave acquisition, the Company paid cash of $1.3 million which was recorded as deferred cash compensation and issued Magma common stock with a value of $1.3 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation, and are charged to operating expense as services are performed. During the three and six months ended September 30, 2004, the Company amortized $0.1 million and $0.3 million of deferred cash compensation, respectively. During the three and six months ended September 30, 2003, the Company amortized $0.1 million and $0.2 million of deferred stock-based compensation, respectively.

Lemmatis, Inc.

On April 16, 2004, the Company acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to a merger agreement signed on April 14, 2004, the Company paid the stockholders of Lemmatis initial consideration of approximately $600,000 in cash, less $60,000 which the Company withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.4 million upon the achievement of certain technology milestones set forth in the merger agreement. No contingent consideration yet has been paid under the agreement as of September 30, 2004 because the milestones have not been achieved. The acquisition of Lemmatis has been accounted for as an asset purchase transaction.

Based on management’s estimates and appraisal, the initial consideration of $600,000 and $76,000 of legal and other professional expenses directly associated with the acquisition of Lemmatis were entirely allocated to a developed technology intangible asset and were included in the intangible asset balance on the Company’s condensed consolidated balance sheet as of September 30, 2004. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Note 6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances as of September 30, 2004 and March 31, 2004 (in thousands):

		September 30, 2004			March 31, 2004
	Weighted Average Life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$29,057	$—	$29,057	$33,529	$—	$33,529

Other intangible assets:
Developed technology	49	$53,595	$(9,042)	$44,553	$29,507	$(3,316)	$26,191
Licensed technology	36	22,996	(3,832)	19,164	22,988	—	22,988
Customer relationship or base	61	2,200	(418)	1,782	2,200	(200)	2,000
Patents	60	11,582	(2,191)	9,391	11,282	(1,032)	10,250
Acquired customer contracts	36	900	(288)	612	900	(137)	763
Assembled workforce	46	1,166	(168)	998	200	(31)	169
No shop right	24	100	(48)	52	100	(23)	77
Trademark	45	400	(103)	297	400	(45)	355

Total		$92,939	$(16,090)	$76,849	$67,577	$(4,784)	$62,793

During the quarter ended September 30, 2004, the Company accrued or paid $4.4 million in accordance with certain milestone achievement earnout provisions contained in prior acquisition agreements. These are recorded as developed technology as of September 30, 2004. During the quarter ended September 30, 2004, the Company reduced its net intangible assets by $10.9 million, goodwill by $5.0 million, and deferred tax liabilities by $15.9 million to reflect purchase price adjustments on the Company’s acquisitions.

For the three months ended September 30, 2004, the amortization expense related to other intangible assets was $5.5 million, of which $1.4 million was included in cost of revenue because it related to the products sold, while the remaining $4.1 million is shown as a separate line item in the Company’s unaudited condensed consolidated statement of operations. For the six months ended September 30, 2004, amortization expense related to other intangible assets was $11.3 million, of which $2.7 million was included in cost of revenue and remaining $8.6 million is shown as a separate line item. There was no intangible amortization expense for the three and six months ended September 30, 2003.

Note 7. Restructuring charge

During the six months ended September 30, 2004, the Company recorded a net restructuring charge of $0.4 million related to employee termination costs for 7 employees resulting from the Company’s realignment to current business conditions. The Company has paid these termination costs as of September 30, 2004.

Note 8. Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company may not redeem the Notes prior to their maturity date. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.3 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method. As of September 30, 2004, approximately $1.5 million of transaction fees and debt issuance costs had been amortized. The shares issuable on the conversion of the Notes are included in diluted shares outstanding for the three months ended September 30, 2004 and September 30, 2003, and the six months ended September 30, 2003 under the as-if-converted method of accounting for purposes of calculating diluted earnings per share. Such shares are excluded from diluted shares outstanding for the six months ended September 30, 2004 as their effect would be anti-dilutive.

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

•

The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the Notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” That net cost consisted of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant.

Note 9. Contingencies

On September 17, 2004, Synopsys, Inc. (“Synopsys”) filed a Complaint for Patent Infringement (“Complaint”) against the Company in the United States District Court for the Northern District of California, Case Number C04-03923. The Complaint alleges infringement of three patents: U.S. Patents Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The ‘114 Patent was issued to Synopsys. The ‘446 and ‘438 Patents, however, were issued to Magma and claim inventions by Magma co-founder Dr. Lukas Van Ginneken. Synopsys alleges that it is the rightful owner of the ‘446 and ‘438 Patents and is entitled to assert them against Magma because the inventions claimed in the ‘446 and ‘438 Patents allegedly were made, conceived and developed by Dr. Van Ginneken while he was employed by Synopsys and were subject to an inventions assignment agreement. The Complaint alleges that by making, using, selling and distributing certain of its products, the Company is infringing the ‘114, ‘446, and ‘438 Patents. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the asserted patents.

On October 21, 2004, the Company filed its answer with counterclaims (“Answer”) to the Complaint. In its Answer, the Company raised various defenses and allegations, including: (i) the Company owns all right, title and interest in and the ‘446 and ‘438 Patents, because the inventions disclosed in those patents were developed by Dr. Van Ginneken while at the Company, and without use of Synopsys’ confidential information; (ii) the Company does not infringe the ‘114 Patent because the Company’s technology is fundamentally different from the inventions claimed in the ‘114 Patent; (iii) the ‘114 Patent is invalid; (iv) Synopsys lacks standing to bring any infringement action under the ‘114 Patent because International Business Machines Corporation (“IBM”), which is not a party to the lawsuit, is a co-owner of the ‘114 Patent by operation of law and as a result of a joint development agreement between IBM and Synopsys; (v) if Synopsys could somehow show that the ‘446 and ‘438 Patents were invented at Synopsys, IBM would be a joint owner of those patents by operation of law and as a result of the joint development agreement, and Synopsys would lack standing to sue on those patents; (vi) the Company cannot be liable for infringing any patents co-owned by IBM because the Company is licensed under those patents pursuant to the Company’s patent license agreement with IBM; and (vii) if Synopsys could somehow show that the ‘446 and ‘438 Patents were invented at Synopsys, the ‘446 and ‘438 Patents are invalid and not infringed. In its Answer, the Company further alleges that Synopsys is engaging in efforts to spread false and misleading statements about the Company and its products to the public. The Answer seeks, among other things, dismissal with prejudice of the Complaint, reaffirmation of the Company’s ownership interest in ‘446 and ‘438 Patents, and an order enjoining Synopsys’ unfair business practices.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. As a result, no estimate can be made at this time of the loss or range of loss, if any, from this matter. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. A trial date has not been set and discovery has not yet commenced.

In addition to the above, from time to time, the Company is involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and it grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those acquired companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2004. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

On May 14, 2003, concurrently with the transaction described above, the Company granted Mr. Jewell an option to purchase 297,393 shares of its common stock at an exercise price of $7.00 per share, of which the first 209,753 shares vested immediately upon grant and the remaining 87,640 shares vest in equal monthly installments through March 5, 2005. In connection with this option grant, the Company recognized approximately $2.1 million of stock-based compensation immediately upon grant with respect to the vested shares and recorded $0.9 million of deferred stock-based compensation to be amortized over the vesting period of 22 months for the remaining shares. During the three and six months ended September 30, 2004, the Company amortized $45,000 and $0.1 million, respectively, of such deferred stock-based compensation. During the three and six months ended September 30, 2003, the Company amortized $0.2 million and $0.5 million, respectively, of such deferred stock-based compensation.

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$287	$3,415	$(2,248)	$3,488
Unrealized gain (loss) on available-for-sale investments	284	71	(599)	(156)
Foreign currency translation adjustments	199	(323)	276	346

Comprehensive income (loss)	$770	$3,163	$(2,571)	$3,678

Components of accumulated other comprehensive loss, net of related tax effects, were as follows (in thousands):

	September 30, 2004	March 31, 2004
Unrealized gain (loss) on available-for-sale investments	$(488)	$111
Foreign currency translation adjustments	(903)	(1,180)

Accumulated other comprehensive loss	$(1,391)	$(1,069)

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

Revenue from the United States, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
North America	$20,137	$12,517	$43,115	$25,142
Europe	5,415	3,409	10,265	8,500
Japan	9,705	9,204	15,271	13,838
Asia Pacific (excluding Japan)	1,671	687	4,306	1,150

	$36,928	$25,817	$72,957	$48,630

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
North America	55%	48%	59%	52%
Europe	15	13	14	17
Japan	26	36	21	28
Asia Pacific (excluding Japan)	4	3	6	3

	100%	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Customer A	15%	6%	7%	3%
Customer B	12	15	19	16
Customer C	4	14	5	14
Customer D	—	18	—	13

The Company has substantially all of its long-lived assets located in the United States.

Note 13. Shareholders’ Equity

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company (with the approval of the Compensation Committee of the Board of Directors (the “Committee”)) may grant non-qualified stock options to “New Hire” employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan is 1,000,000 shares. The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the plan continues until May 4, 2011.

In July 2004, the board of directors authorized the Company to repurchase up to 1,000,000 shares of common stock. The repurchase program was completed during the quarter ended September 30, 2004, with repurchase prices ranging from $16.08 to $17.05 per share. Total cash used was $16.6 million for this program and the repurchased shares were recorded as treasury stock. The repurchased shares will be used to fund the Inducement Plan. As of September 30, 2004, the Committee had granted a total of 198,600 stock options under the Inducement Plan.

Note 14. Newly Adopted and Recently Issued Accounting Pronouncements

In March 2004, EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The application of this consensus did not have a material effect on the Company’s consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have any effect on the Company’s calculation of EPS.

In July 2004, EITF reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. The application of this consensus did not have any effect on the Company’s calculation of EPS.

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for interim and annual periods beginning after June 15, 2005.

Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income (loss) within our footnotes (see Note 2 above), as is our current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the EDA market; higher-than-anticipated costs in connection with recent patent litigation with Synopsys, Inc.; Magma’s ability to successfully integrate recently acquired businesses and technologies; the impact of economic slowdown in our customers’ markets; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of the company’s products and services; difficulties managing the company’s expanding operations; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

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

As an EDA software provider, we generate substantially all our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years, with industry sales dropping significantly from late 2000 to early 2002. As a result, our customers have focused on controlling costs and reducing risk, reducing R&D expenditures, cutting back on design starts, purchasing from fewer suppliers, requiring more favorable pricing and payment terms from suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many start-up semiconductor design companies failed or were acquired, and the pace of investment in new companies declined.

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

Despite the condition of the semiconductor industry as described above, we were able to achieve the following during the second quarter of fiscal 2005:

•	We achieved record quarterly revenue of $36.9 million during the second quarter of fiscal 2005, up 2 percent from the prior quarter and up 43% from the same quarter in fiscal 2004. License sales for the quarter ended September 30, 2004 accounted for approximately 85% of total revenue, compared to 86% in the prior quarter and 89% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses, services and contract extensions to existing customers in North America and Japan.

•	We continued to penetrate our market, and during the second quarter of fiscal 2005 we passed the 165-customer threshold. To take advantage of opportunities to gain market share and support this growth, we accelerated hiring, primarily in the field support organization and R&D.

•	Our technology continues to be a top choice among designers working on the most advanced designs. Magma customers are currently using our technology for 90 nanometer designs and several have started or are preparing for 65 nanometer designs.

•	We successfully completed the integration of Mojave, Inc. personnel and systems into the Company during the quarter. With the acquisition of Mojave, we will be able to more comprehensively address our customers’ needs for designing and verifying semiconductors that are manufacturable with desirable yield and performance, which is a key design parameter as semiconductor process technology moves to sub-90 nanometer geometries.

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

The fee is fixed or determinable. With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized ratably.

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

In order for an arrangement to be considered fixed or determinable, 100% of the arrangement fee must be due within one year or less from the order date. We have a history of collecting fees on such arrangements according to contractual terms. Arrangements with payment terms extending beyond 12 months are considered not to be fixed or determinable.

Collectiblity is probable. In order to recognize revenue, we must make a judgment about the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

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

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance by including maintenance for up to first year of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of being invoiced to the customer. In all cases, the revenue and unbilled receivables are for contracts which are non-cancelable, there are no contingencies and where the customer has taken delivery of both the software and the encryption key required to operate the software. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of September 30, 2004 and March 31, 2004, unbilled accounts receivable were approximately $13.9 million and $14.9 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods. As of September 30, 2004, one customer accounted for approximately 17% of total receivables.

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

As of September 30, 2004, one customer accounted for approximately 17% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would decrease our general and administrative expenses and our reported net income would increase.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, acquired workforce and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation.

Goodwill impairment

Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1 of this report) Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Strategic investments in privately held companies

During the second quarter of fiscal 2005, we entered into an agreement to purchase a $0.5 million convertible note that is convertible into preferred or common stock in a private company. At September 30, 2004, the carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately held companies) totaled $2.1 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute to their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.3 million and $0.7 million during the three and six months ended September 30, 2004, respectively. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.8 million and $0.8 million during the three and six months ended September 30, 2003, respectively.

Results of Operations

Revenue

Revenue consists of licenses revenue and services revenue. License revenue consists of fees for time-based or perpetual licenses of our products. Services revenue consists of fees for services, such as post-contract customer support (“PCS”), customer training and consulting. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above in our “Critical Accounting Policies and Estimates”. For management reporting and analysis purposes we classify our revenue into the following four categories:

•	Ratable

•	Due & Payable

•	Cash Receipts

•	“Turns or Up-front”/ Perpetual or Time-Based

We classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods.

We use this classification of license revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. It is important to note that the characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts should that customer have difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting purposes, prior periods are not restated to reflect that change. The following table shows the breakdown of license revenue by category as defined for management reporting and analysis purposes:

		Three months ended September 30,				Six months ended September 30,
		2004		2003		2004		2003
Revenue category:
License revenue
Ratable	Bundled and Unbundled	$4,309	12%	$5,960	23%	$9,172	13%	$15,542	32%
Due & Payable	Unbundled	12,933	35%	13,568	52%	28,284	39%	17,338	36%
Cash Receipts	Unbundled	2,848	8%	162	1%	5,425	7%	497	1%
Turns	Unbundled	11,185	30%	3,147	12%	19,286	26%	9,977	20%

Total license revenue		31,275	85%	22,837	88%	62,167	85%	43,354	89%
Maintenance & services		5,653	15%	2,980	12%	10,790	15%	5,276	11%

Total Revenue		$36,928	100%	$25,817	100%	$72,957	100%	48,630	100%

Bundled and Unbundled Licenses: Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. This revenue for bundled arrangements for both license and maintenance is classified as license revenue in our statement of operations. For unbundled time-based with a term of less than 15 months, we recognize license revenue ratably over the license term, or as customer payments become due and payable, if earlier. For management reporting and analysis purposes, we refer to these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long Term”, independent of the actual length of term of the license.

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable”, “Cash Receipts” or “Perpetual”:

Unbundled Licenses: Due and Payable/Time-Based licenses with long term payments. For unbundled time-based licenses where the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis and we recognize maintenance and services revenue ratably over the maintenance term. For management reporting and analysis purposes, we refer to this type of license generally as “Due and Payable/Long Term Time-Based Licenses”.

Unbundled Licenses: Cash Receipts. We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. Such customers generally order short-term time based licenses or separate annual maintenance. We recognize license revenue as we receive cash payments from these customers. Maintenance is recognized ratably over the maintenance term after the customer has remitted payment. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts”.

Unbundled Licenses: “Turns”/Perpetual License or Time-Based licenses with short-term payments. For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment as long as the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. We recognize maintenance revenue ratably over the maintenance term. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Turns”, where the license is either perpetual or time-based.

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time based licenses during the quarter as “Up-front” or “turns” revenue, for management reporting and analysis purposes. All other types of revenue is generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors below.

Three Months Ended September 30, 2004 and 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended September 30, 2003 and the three months ended September 30, 2004 (in thousands, except percentage data):

	Three Months Ended September 30, 2004	Percentage of Revenue	Three Months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase	Percentage Increase
Revenue:
Licenses	$31,275	84.7%	$22,837	88.5%	$8,438	36.9%
Services	5,653	15.3%	2,980	11.5%	2,673	89.7%

Total revenue	36,928	100.0%	25,817	100.0%	11,111	43.0%

Cost of revenue	5,510	14.9%	3,892	15.1%	1,618	41.6%

Gross profit	$31,418	85.1%	$21,925	84.9%	$9,493	43.3%

We market our products and related services to customers in four geographic regions: the United States, Europe (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended September 30, 2003 and the three months ended September 30, 2004 (in thousands, except percentage data):

	Three Months Ended September 30, 2004	Percentage of Revenue	Three Months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase	Percentage Increase
Domestic	$20,137	54.5%	$12,517	48.5%	$7,620	60.9%

International:
Europe	5,415	14.7%	3,409	13.2%	2,006	58.8%
Japan	9,705	26.3%	9,204	35.6%	501	5.4%
Asia-Pacific (excluding Japan)	1,671	4.5%	687	2.7%	984	143.2%

Total International	16,791	45.5%	13,300	51.5%	3,491	26.2%

Total revenue	$36,928	100.0%	$25,817	100.0%	$11,111	43.0%

Revenue

•	Revenue for the second quarter of fiscal 2005 was $36.9 million, up 2 percent from the prior quarter and up 43% from the same quarter in the prior year.

•	License revenue increased in the second quarter of fiscal 2005 as compared to the prior quarter and the second quarter in fiscal 2004 due to large orders executed during the quarter in North America and Japan. These orders came from existing customers who extended license periods and require additional license capacity due to the continued proliferation to their design group designers using Magma existing and new products, principally Blast Fusion APX. Two customers each accounted for greater than 10% of the quarterly revenue. License revenue for the quarter ended September 30, 2004 accounted for approximately 85% of total revenue, compared to 86% in the prior quarter and 89% from the second quarter of fiscal 2004.

•	Service revenue increased in the second quarter of fiscal 2005 as compared to the prior quarter and the second quarter in fiscal 2004 primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders. Service revenue for the quarter ended September 30, 2004 accounted for approximately 15% of total revenue, compared to 14% from the prior quarter and 11% from the second quarter of fiscal 2004.

•	Domestic revenue decreased in the second quarter of fiscal of 2005 as compared to the prior quarter due to significant increase in our revenue from international, primarily from Japan and Europe. Compared to the second quarter in fiscal 2004, domestic revenue increased due primarily to our existing customers in North America purchasing additional licenses and the new technology products. Domestic revenue for the quarter ended September 30, 2004 accounted for approximately 55% of total revenue, compared to 64% in the prior quarter and 49% in the second quarter in fiscal 2004.

•	International revenue increased in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 due primarily to our existing customers in Japan and Asia-Pacific purchasing additional licenses and the addition of new technology products. International revenue for the second quarter of fiscal 2005 accounted for approximately 45% of total revenue, compared to 36% in the prior quarter and 51% from the second quarter in fiscal 2004. The decline in international revenue as a percentage of revenue in the second quarter of fiscal 2005 was primarily due to the greater growth of our domestic revenue compared to that of international revenue during the period.

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

•	Gross profit as a percentage of revenue remained relatively stable during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 even though license revenue, which has a higher gross margin compared to service revenue, accounting for a lower percentage of total revenue for the period. This was due to the growth in total revenue for the three months ended September 30, 2004 and the fact that our cost of revenue consists primarily of payroll related costs for application engineers, which are fixed in nature.

Operating expenses

The table below sets forth operating expense data for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands, except percentage data):

	Three Months Ended September 30, 2004	Percentage of Revenue	Three Months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase (Decrease)	Percentage Increase (Decrease)
Operating expenses:
Research and development	$10,524	28.5%	$6,019	23.3%	$4,505	74.8%
Sales and marketing	11,679	31.6%	8,314	32.2%	3,365	40.5%
General and administrative	3,455	9.4%	2,399	9.3%	1,056	44.0%
Restructuring costs	(63)	(0.1)%	—	0.0%	(63)	(100.0)%
Amortization of intangible assets	4,093	11.1%	—	0.0%	4,093	100.0%
Amortization of stock-based compensation	116	0.3%	1,755	6.8%	(1,639)	(93.4)%

Total operating expenses	$29,804	80.7%	$18.487	71.6%	$11,317	61.2%

•	Research and development expense increased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to an increase in payroll related expenses of $2.6 million as we increased our research and development headcount by approximately 75% through direct hiring and business acquisitions. The remainder of the increase was caused by increases in common expenses (e.g., facility related expenses) of $1.1 million and software maintenance costs of $0.9 million, both of which were caused by the headcount increase.

•	Sales and marketing expense increased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to an increase in payroll related expenses of $3.2 million as we increased our sales and marketing headcount by 54% (primarily application engineers) through direct hiring as well as business acquisitions. The remainder of the fluctuation in sales and marketing expenses was accounted for by other individually insignificant items.

•	General and administrative expense increased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to increases in professional service fees of $0.5 million and payroll related expenses of $0.9 million, offset by a reduction of $0.2 million bad debt expense. The increase in professional service fees in the three months ended September 30, 2004 was primarily due to the increase in our activity related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent applications. The increase in payroll related expenses was caused by a 64% increase in headcount related to general and administrative activities in the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The remainder of the fluctuation in general and administrative expenses was accounted for by other individually insignificant items.

•	Amortization of intangible assets of $4.0 million in the three months ended September 30, 2004 represents amortization of intangible assets recorded in connection with business combinations and asset purchases completed subsequent to September 30, 2003. The intangible assets being amortized include trademarks, customer contracts, customer relationships, no shop rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation decreased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to the decrease in amortization of deferred stock-based compensation (recorded in connection with our IPO in November 2001) of $1.6 million. These decreases in amortization of deferred stock-based compensation were partially offset by recording of stock-based compensation expense of $0.2 million related to our Mojave acquisition in the three months ended September 30, 2004.

Other items

The table below sets forth other data for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands, except percentage data):

	Three Months Ended September 30, 2004	Percentage of Revenue	Three Months Ended September 30, 2003	Percentage of Revenue	Year to Year change	Percentage Increase (Decrease)
Other income (expense), net:
Interest income	$556	1.5%	$635	2.5%	$(79)	(12.4)%
Interest expense	(251)	(0.7)%	(211)	(0.8)%	(40)	(18.9)%
Other expense, net	(642)	(1.7)%	419	1.6%	(1,061)	(253.2)%

Total other expense, net	$(337)	(0.9)%	$843	3.2%	$1,180	(140.0)%

Benefit from (provision for) income taxes	$(990)	2.7%	$(866)	(3.4)%	$(124)	(14.3)%

•	Interest income decreased in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to our maintaining lower average cash and investments balance during the period. The average cash balance was higher during the three months ended September 30, 2003 because we had received $145 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. Quarterly interest expense is approximately $0.2 million for the amortization of debt discount and issuance costs.

•	Other expense, net in the three months ended September 30, 2004 decreased compared to the three months ended September 30, 2003 primarily due to the charge associated with other than temporary impairment in our strategic investments by $0.3 million. Such charge was determined based on our periodic review of investee company financial performance. We also incurred an increase of foreign exchange loss of $0.3 million, which was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen during the three months ended September 30, 2004. For the three months ended September 30, 2003, we recorded a foreign exchange gain of $0.4 million.

•	Benefit from (provision for) income taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. As of September 30, 2004, the Company has released cumulative valuation allowance on its deferred tax assets of $18.8 million with the benefit allocated to goodwill and other intangibles. For the three months ended September 30, 2004 and September 30, 2003, we had a provision for income taxes of $1.0 million and $0.9 million, respectively. Our effective tax rate varies from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development (“R&D), research and development credits and foreign withholding taxes.

Six months Ended September 30, 2004 and 2003

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the six months ended September 30, 2003 and the six months ended September 30, 2004 (in thousands, except percentage data):

	Six months Ended September 30, 2004	Percentage Of Revenue	Six months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase	Increase Percentage
Revenue:
Licenses	$62,167	85.2%	$43,354	89.2%	$18,813	43.4%
Services	10,790	14.8%	5,276	10.8%	5,514	104.5%

Total revenue	72,957	100.0%	48,630	100.0%	24,327	50.0%

Cost of revenue	10,552	14.5%	7,138	14.7%	3,414	47.8%

Gross profit	$62,405	85.5%	$41,492	85.3%	$20,913	50.4%

We market our products and related services to customers in four geographic regions: the United States, Europe (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the six months ended September 30, 2004 and the six months ended September 30, 2003 (in thousands, except percentage data):

	Six months Ended September 30, 2004	Percentage of Revenue	Six months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase	Increase Percentage
Domestic	$43,115	59.1%	$25,142	51.7%	$17,973	71.5%

International:
Europe	10,265	14.1%	8,500	17.5%	1,765	20.8%
Japan	15,271	20.9%	13,838	28.5%	1,433	10.4%
Asia-Pacific (excluding Japan)	4,306	5.9%	1,150	2.3%	3,154	274.3%

Total International	29,842	40.9%	23,488	48.3%	6,354	27.0%

Total revenue	$72,957	100.0%	$48,630	100.0%	$24,327	50.0%

Revenue

•	Revenue for the six months ended September 30, 2004 was $73.0 million, up 50% from the same period in the prior year.

•	License revenue increased in the six months ended September 30, 2004 as compared to the same period in fiscal 2004 due to large orders executed during the period in North America and Asia-Pacific. These orders came from existing customers who require additional license capacity due to the continued proliferation of their design group designers using Magma existing and new products. One customer accounted for greater than 10% of the revenue generated for the six months ended September 30, 2004. License revenue for the six months ended September 30, 2004 accounted for approximately 85% of total revenue, compared to 89% in for the same period in fiscal 2004.

•	Service revenue increased in the six months ended September 30, 2004 as compared to the same period in fiscal 2004 primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders. Service revenue for the six months ended September 30, 2004 accounted for approximately 15% of total revenue, as compared to 11% from the same period in fiscal 2004.

•	Domestic revenue increased in the six months ended September 30, 2004 as compared to the same period in fiscal 2004 due primarily to our existing customers in North America purchasing additional licenses and new technology products. Domestic revenue for the six months ended September 30, 2004 accounted for approximately 59% of total revenue, compared to 52% for the same period in fiscal 2004.

•	International revenue increased in the six months ended September 30, 2004 compared to the same period in fiscal 2004 due primarily to our existing customers in Japan and Asia-Pacific purchasing additional licenses and the addition of new technology products. International revenue for the six months ended September 30, 2004 accounted for approximately 41% of total revenue, compared to 48% in the prior year same period in fiscal 2004. The decline in international revenue as a percentage of revenue in the first half of fiscal 2005 was primarily due to the greater growth of our domestic revenue compared to that of international revenue during the period.

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

•	Gross profit as a percentage of revenue remained relatively stable during the six months ended September 30, 2004 compared to the six months ended September 30, 2003 even though license revenue, which has a higher gross margin compared to service revenue, accounting for a lower percentage of total revenue for the period. This was due to the growth in total revenue for the six months ended September 30, 2004 and the fact that our cost of revenue consists primarily of payroll related costs for application engineers, which are fixed in nature.

Operating expenses

The table below sets forth operating expense data for the six months ended September 30, 2004 and the six months ended September 30, 2003 (in thousands, except percentage data):

	Six months Ended September 30, 2004	Percentage of Revenue	Six months Ended September 30, 2003	Percentage of Revenue	Year to Year Increase (Decrease)	Increase (Decrease) Percentage
Operating expenses:
Research and development	$20,093	27.5%	$11,027	22.6%	$9,066	82.2%
In-process research and development	4,009	5.5%	—	0.0%	4,009	100.0%
Sales and marketing	22,946	31.5%	15,403	31.7%	7,543	49.0%
General and administrative	7,080	9.7%	4,837	9.9%	2,243	46.4%
Restructuring costs	439	0.6%	—	0.0%	439	100.0%
Amortization of intangible assets	8,568	11.7%	—	0.0%	8,568	100.0%
Amortization of stock-based compensation	574	0.8%	5,733	11.8%	(5,159)	(90.0)%

Total operating expenses	$63,709	87.3%	$37.000	76.1%	$26,709	72.2%

•	Research and development expense increased in the six months ended September 30, 2004 compared to the same period in fiscal 2004 primarily due to an increase in payroll related expenses of $5.5 million as we more than doubled our research and development headcount through direct hiring and business acquisitions. The remainder of the increase resulted from increases in common expenses (e.g., facility related expenses) of $2.1 million and software maintenance costs of $1.5 million, both of which were caused by the headcount increase.

•	In-process research and development expense of $4.0 million for the six months ended September 30, 2004 represents the charge recorded in connection with our acquisition of Mojave, Inc. The charge was recorded based on management’s final purchase price allocation.

•	Sales and marketing expense increased in the six months ended September 30, 2004 compared to the prior year same period in fiscal 2004 primarily due to an increase in payroll related expenses of $7.3 million as we increased our sales and marketing headcount by 56% (primarily application engineers) through direct hiring and business acquisitions. Total travel and entertainment expenses increased by $0.3 million due to an increased headcount.

•	General and administrative expense increased in the six months ended September 30, 2004 compared to the prior year same period in fiscal 2004 primarily due to increases in professional service fees of $1.2 million and payroll related expenses of $1.2 million, offset by reduction of bad debt expense of $0.2 million. The increase in professional service fees in the six months ended September 30, 2004 was primarily due to the increase in our activity related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent applications. The increase in payroll related expenses was caused by the increase in headcount related to general and administrative activities, which increased by 64% in the six months ended September 30, 2004 compared to the six months ended September 30, 2003.

•	Restructuring costs of $0.4 million in the six months ended September 30, 2004 represents a $0.4 million charge recorded in connection with employee terminations.

•	Amortization of intangible assets of $8.6 million in the six months ended September 30, 2004 represents amortization of intangible assets recorded in connection with business combinations and asset purchases completed subsequent to September 30, 2003. The intangible assets being amortized include trademarks, customer contracts, customer relationships, no shop rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation decreased in the six months ended September 30, 2004 compared to the six months ended September 30, 2003 primarily due to the decrease in amortization of deferred stock-based compensation (recorded in connection with our IPO in November 2001) of $3.4 million. Amortization of deferred stock-based compensation for the six months ended September 30, 2003 also included $2.1 million of stock-based compensation charge related to the stock option granted to the President of the Company in that period. No such charge was recorded for the six months ended September 30, 2004. These decreases in amortization of deferred stock-based compensation were offset by recording of stock-based compensation expense of $0.3 million related to our Mojave acquisition in the six months ended September 30, 2004.

Other items

The table below sets forth other data for the six months ended September 30, 2003 and the six months ended September 30, 2004 (in thousands, except percentage data):

	Six months Ended September 30, 2004	Percentage of Revenue	Six months Ended September 30, 2003	Percentage of Revenue	Year to Year change	Percentage Increase (Decrease)
Other income (expense), net:
Interest income	$1,109	1.5%	$1,243	2.6%	$(134)	(10.8)%
Interest expense	(497)	(0.7)%	(322)	(0.7)%	(175)	(54.3)%
Other expense, net	(1,204)	(1.7)%	(334)	(0.7)%	(870)	(260.5)%

Total other (expense) income, net	$(592)	(0.8)%	$587	(1.2)%	$(1,179)	(200.9)%

Benefit from (provision for) income taxes	$(352)	0.5%	$(1,591)	(3.3)%	$1,239	77.9%

•	Interest income decreased slightly in the six months ended September 30, 2004 compared to the six months ended September 30, 2003 primarily due to our maintaining lower average cash and investments balance. The average cash balance was higher during the six months ended September 30, 2003 because we had received $145 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. The increase in amortization of debt discount and issuance costs in the six months ended September 30, 2004 was primarily due to having a full six months’s worth of amortization during that period compared to having amortization only for a part of the quarter for the six months ended September 30, 2003.

•	Other expense, net in the six months ended September 30, 2004 decreased compared to the six months ended September 30, 2003 primarily due to the charge associated with other than temporary impairment in our strategic investments by $0.6 million. Such charge was determined based on our periodic review of investee company financial performance. No such charge was recorded for the six months ended September 30, 2003. We also incurred a foreign exchange loss of $0.5 million during the six months ended September 30, 2004, which was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen. For the six months ended September 30, 2003, we recorded a foreign exchange gain of $0.5 million.

•	Benefit from (provision for) income taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. As of September 30, 2004, the Company has released cumulative valuation allowance on its deferred tax assets of $18.8 million with the benefit allocated to goodwill and other intangibles. For the six months ended September 30, 2004 and September 30, 2003, we had a provision for income taxes of $0.4 million and $1.6 million, respectively. Our effective tax rate varies from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process R&D, research and development credits and foreign withholding taxes.

Liquidity and Capital Resources

At September 30, 2004, our principal source of liquidity was our cash and cash equivalents and investments. We had $54.2 million in unrestricted cash and cash equivalents, and $82.0 million in short and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities.

On July 28, 2004, we announced that our board of directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed prior to September 30, 2004 and we used approximately $16.6 million to repurchase 1,000,000 common stock. The repurchased shares will be used for Magma’s 2004 Employment Inducement Award Plan.

On April 29, 2004, we completed the acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction has been accounted for as an asset purchase transaction. We acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of $12.4 million in cash and 607,554 shares of Magma common stock valued at $11.8 million. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to $115 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. No contingent consideration yet has been paid under the agreement because the milestones have not yet been achieved.

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a developer of formal verification technology, for cash consideration of approximately $600,000, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million upon the achievement of technology milestones set forth in the acquisition agreement. No contingent consideration yet has been paid under the agreement because the milestones have not yet been achieved.

On May 22, 2003, we issued $150.0 million principal amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to us of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of approximately 6.56 million shares. The Notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. We may not redeem the Notes prior to their maturity date. In order to minimize the dilutive effect from the issuance of the Notes, we undertook the following additional transactions concurrent with the issuance of the Notes:

•	We repurchased approximately 1.1 million shares of common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the Notes, and those shares were retired as of May 30, 2003.

•	We entered into convertible bond hedge and warrant transactions with Credit Suisse First Boston International (“CSFB International”) with respect to our common stock. Under the convertible bond hedge arrangement, CSFB International agreed to sell us, for $22.86 per share, up to 6.56 million shares of our common stock to cover our obligation to issue shares upon conversion of the Notes. In addition, we issued CSFB International a warrant to purchase up to 6.56 million shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The net cost incurred in connection with these arrangements, which consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was approximately $20.3 million.

The table below (in thousands) sets forth the key components of cash flow for the six months ended September 30, 2004 and 2003:

	Six Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$18,900	$9,269
Net cash used in investing activities	$(26,666)	$(92,657)
Net cash provided by financing activities	$(11,143)	$116,179

Six months ended September 30, 2004

During the six months ended September 30, 2004, our operating activities provided net cash of $18.9 million. Cash was provided by net loss adjusted for non-cash related items and changes in working capital including decreases in accounts receivable and prepaid expenses and an increase in other long-term liabilities and deferred revenue. The decrease in accounts receivable was primarily due to strong cash collection during the six months ended September 30, 2004. A detail of our accounts receivable balance as of September 30, 2004 is provided below (in millions, except for percentages):

Gross accounts receivable balance and their due dates

	Balance at September 30, 2004	Due Dates
		Q2 Fiscal 2005	Q3 Fiscal 2005	Q4 Fiscal 2005	Q1 & Q2 Fiscal 2006
Billed	$17.1	$17.1	$—	$—	$—
Percentage due		100%	—	—	—

Unbilled	13.9	—	4.9	3.5	5.5

Percentage due	100%	0%	35%	25%	40%

Gross accounts receivable	$31.0	$17.1	$4.9	$3.5	$5.5

Percentage due		55%	16%	11%	18%

Gross billed accounts receivable balance and their aging

	Balance at September 30, 2004	Aging as of September 30, 2004
		Current	> 30 days Past Due	> 60 days Past Due*	> 90 days Past Due*
Billed accounts receivable	$17.1	$13.8	$0.8	$0.1	$2.4

Percentage of billed accounts receivable	100%	80%	5%	1%	14%

*	Of $2.5 million that is more than 60 days past due as of September 30, 2004, no revenue has been recognized on $2.2 million and $0.3 million is fully reserved in allowance for doubtful accounts.

The decrease in prepaid expenses was primarily caused by decreases in prepaid commission expense and prepaid software maintenance expense. Prepaid commission decreased during the first half fiscal 2005 primarily due to orders recorded in fiscal 2003 of approximately $100 million for which we paid advance commissions but the entire order value has not been recognized as revenue as of September 30, 2004. We expect advance commission to decrease in fiscal 2005 as these orders are recognized as revenue.

Cash provided by the changes in accounts receivable, prepaid and other assets and deferred revenue was partially offset by a decrease in accrued liabilities during the six months ended September 30, 2004, which was primarily caused by a payout of accrued bonuses during the period.

Our investing activities used net cash of $26.7 million during the six months ended September 30, 2004. We used cash to complete the Mojave and Lemmatis asset purchase transactions during the six months ended

September 30, 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $9.1 million in cash, net of cash acquired. We also made investments of $1.1 million in two privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. In August 2004, we made a total of $2.8 million milestone payment relating to prior asset purchases. We had a net purchase of $4.5 million of short and long-term investments as we invested our excess cash resources. During the six months ended September 30, 2004, we acquired property and equipment totaling $9.2 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. We expect to make capital expenditures of approximately $5.4 million for the remainder of fiscal 2005. These capital expenditures will be used to support selling and marketing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

Our financing activities used net cash of $11.1 million for the six months ended September 30, 2004. The sole source of cash was $5.5 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. We used $16.6 million to repurchase 1,000,000 common stock on the open market, as authorized by the board of directors in July 2004.

Six months ended September 30, 2003

Net cash provided by operating activities was $9.3 million for the six months ended September 30, 2003. For the six months ended September 30, 2003, cash flow from operating activities included increases in deferred revenue of $3.2 million and in accrued expenses of $2.5 million. These increases were offset by decreases in accounts receivable of $3.2 million, in prepaid expenses of $3.5 million and in other assets of $1.7 million. In addition, significant non-cash related adjustments for the six months ended September 30, 2003 included depreciation and amortization of $2.6 million, amortization of stock-based compensation of $5.7 million and provisions for doubtful accounts of $0.2 million.

Net cash used by investing activities was $92.7 million for the six months ended September 30, 2003. Of the cash used by investing activities for the six months ended September 30, 2003, $94.0 million was used for the purchase of investments and $4.0 million was used for purchases of property and equipment, offset by cash provided by investing activities including $5.0 million in proceeds from sale of investments and $0.4 million provided from other assets.

Cash provided by financing activities was $116.2 million for the six months ended September 30, 2003. Cash provided by financing activities for the six months ended September 30, 2003 consisted of net proceeds from convertible subordinated notes of $145.2 million and cash received from exercises of stock options of $11.0 million. A repurchase of 1,110,000 shares at $18 per share for an aggregate amount of $20.0 million partially offset those amounts. We also used $56.2 million for the purchase of a hedge instrument and sold a warrant for $35.9 million related to our issuance of convertible subordinated notes.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. As of September 30, 2004, total contingent cash compensation that could be paid under our acquisition agreements assuming all contingencies are met, amounted to $79 million.

Contractual obligations

As of September 30, 2004, our principal commitments consisted of operating leases, the future amount of which was $14.0 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $150.0 million due in fiscal 2009. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$14.0	$3.2	$4.8	$4.4	$1.6
Convertible subordinated note	150.0	—	—	150.0	—

Total	$164.0	$3.2	$4.8	$154.4	$1.6

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

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Newly Adopted and Recently Issued Accounting Pronouncements

In March 2004, EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The application of this consensus did not have a material effect on our consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have any effect on the Company’s calculation of earnings per share (“EPS”).

In July 2004, EITF reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the impact of contingently convertible debt, such as the Company’s zero-coupon convertible senior notes, should be included in diluted net income per share computations regardless of whether the market price trigger has been met. If the EITF’s tentative consensus is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. The application of this consensus did not have any effect on the Company’s calculation of EPS.

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for interim and annual periods beginning after June 15, 2005.

Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see Note 2 above), as is our current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our financial statements upon issuance of the final standard.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for eight of the last ten fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $109.3 million as of September 30, 2004; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $109.3 million as of September 30, 2004. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years and for the six months ended September 30, 2004. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

Our quarterly revenue and operating results are difficult to predict, and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher than anticipated costs in connection with patent litigation with Synopsys Inc.;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and DSO;

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

Customer payment defaults may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog could affect the proportion of revenue recognized from backlog each quarter, which could have a material adverse effect on our financial condition and results of operations and on investor expectations.

As of September 30, 2004, we had approximately $300 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. A portion of this backlog is variable based on volume of usage of our products by the customers or includes specific future deliverables or is recognized in revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the three months ended September 30, 2004, we had two customers that each accounted for more than 10% of our revenue, and that together accounted for approximately 27% of our revenue. One of our customers accounted for 19% of our revenue for the six months ended September 30, 2004. In the twelve months ended March 31, 2004, we had two customers that accounted for 10% or more of our revenue, and that together accounted for approximately 24% of our revenue. In the twelve months ended March 31, 2003, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue.

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

We compete against companies that hold a large share of the electronic design automation market and competition is increasing among EDA vendors as customers cut back their EDA spending and use fewer vendors to meet their needs. If we cannot compete successfully, we will not gain market share.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, layout verification, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources.

Competition in the EDA Market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors and continued consolidation in the electronic design automation market could intensify this trend. Competitive pressures may prevent us from gaining market share, require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Silicon Metrics Corporation and Mojave, Inc. or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain key employees of the acquired company;

•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in Magma’s best interest as its interests may change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of management attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer design geometries.

Many Magma customers are currently working on 90-nanometer designs. Magma continues to work toward developing and enhancing its product line in anticipation of increased customer demand for 65-nanometer (sub-90 nanometer) design geometries. Similarly, Magma has acquired Mojave personnel and technology to better address customers’ needs for designing and verifying semiconductors that are manufacturable with higher yield and performance, which is a key design parameter when moving to 65-nanometer geometries. Notwithstanding our efforts to support 65-nanometer geometries, customers may fail to adopt or may be slower to adopt 65-nanometer geometries and we may be unable to convince our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer design geometries or are slow to adopt 65-nanometer design geometries, our operating results may be harmed.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would be likely to result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has recently experienced a slowdown, which has negatively impacted and may continue to impact our business and operating results. While the semiconductor industry experienced a moderate recovery in 2003, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. The November 2004 presidential election, terrorist attacks in the United States, the ongoing events in Iraq and other worldwide events including in the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than anticipated. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new products in a timely manner, our reputation and our business will suffer.

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

We generated 41% of our total revenue from sales outside North America for the six months ended September 30, 2004, compared to 48% in the six months ended September 30, 2003. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. On March 31, 2004, the FASB issued a proposed Statement “Share Based Payment, an Amendment to FASB Statements No. 123 and 95”, which, if implemented, would change U.S. Generally Accepted Accounting Principles (“GAAP”) accounting for equity-based compensation. Under this proposed accounting standard, public companies would be required to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated value of the awards at the date of grant. We expect the final standard to be issued in late 2004, and if implemented, it would apply to the interim and annual periods beginning after June 15, 2005. If that proposed standard is adopted in its current form, our expenses will be higher and our earnings will decline compared to our current accounting. As a result, we may consider changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates.

If our sales force compensation arrangements are not designed effectively, we may lose sales personnel and resources.

Designing an effective incentive compensation structure for our sales force is critical to our success. We have experimented, and continue to experiment, with different systems of sales force compensation. If our incentives are not well designed, we may experience reduced revenue generation, and we may also lose the services of our more productive sales personnel, either of which would reduce our revenue or potential revenue.

Fluctuations in our growth place a strain on our management systems and resources, and if we fail to manage the pace of our growth our business could be harmed.

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in the first quarter of fiscal year 2005 and the third quarter of fiscal year 2003, we decreased our workforce by 7 and 32 employees, respectively. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. We expect to incur a significant amount of consulting and other fees and expenses to document and enhance our financial processes and accounting controls and capabilities in order to achieve certification under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to manage our growth the execution of our business plan could be delayed.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support our or our customers’ efforts to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into a customer’s design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors offering a broader set of products, or if we are unable to convince other software companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

We currently face a patent infringement suit brought by Synopsys, Inc., and we may face additional intellectual property infringement claims or other claims against us or our customers that could be costly to defend and result in our loss of significant rights.

Many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims. On September 17, 2004, Synopsys, Inc., filed suit against us for patent infringement, and, in the future, other parties may assert intellectual property infringement claims against us or our customers. We have also acquired or may hereafter acquire software as a result of our past or future acquisitions, and we may be subject to claims that such software infringes the intellectual property rights of third parties.

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. Also, we may be unaware of filed patent applications that relate to our software products. We believe the patent portfolios of our competitors are far larger than ours, and this may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

Due to intellectual property litigation, including the Synopsys, Inc. litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages, we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

We may also become involved in other litigation unrelated to intellectual property infringement claims. For example, in August 2001, a complaint was filed against us alleging breach of contract, among other things. This litigation was settled in early 2003. In addition, we may acquire companies that are actively engaged in litigation. We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business.

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

Our stock price may decline significantly because of stock market fluctuations that affect the prices of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of September 30, 2004, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Our business operations may be adversely affected in the event of an earthquake or other natural disaster.

Our corporate headquarters and much of our research and development operations are located in Silicon Valley, California, which is an area known for its seismic activity. An earthquake, fire or other significant natural disaster could have a material adverse impact on our business, financial condition and operating results.

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

Foreign Currency Exchange Risk

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom and Japan, which are denominated in the respective local currency. As of September 30, 2004, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Although our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring qualified personnel in key functional areas, implementing a new computerized system to automate a number of procedures related to quarterly and year-end close processes, and creating procedures to address the impact of acquisitions on a timely basis.

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

On September 17, 2004, Synopsys, Inc. (“Synopsys”) filed a Complaint for Patent Infringement (“Complaint”) against the Company in the United States District Court for the Northern District of California, Case Number C04-03923. The Complaint alleges infringement of three patents: U.S. Patents Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The ‘114 Patent was issued to Synopsys. The ‘446 and ‘438 Patents, however, were issued to Magma and claim inventions by Magma co-founder Dr. Lukas Van Ginneken. Synopsys alleges that it is the rightful owner of the ‘446 and ‘438 Patents and is entitled to assert them against Magma because the inventions claimed in the ‘446 and ‘438 Patents allegedly were made, conceived and developed by Dr. Van Ginneken while he was employed by Synopsys and were subject to an inventions assignment agreement. The Complaint alleges that by making, using, selling and distributing certain of its products, the Company is infringing the ‘114, ‘446, and ‘438 Patents. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenue or other benefits allegedly obtained by the Company as a result of its alleged infringement of the asserted patents.

On October 21, 2004, the Company filed its answer with counterclaims (“Answer”) to the Complaint. In its Answer, the Company raised various defenses and allegations, including: (i) the Company owns all right, title and interest in and the ‘446 and ‘438 Patents, because the inventions disclosed in those patents were developed by Dr. Van Ginneken while at the Company, and without use of Synopsys’ confidential information; (ii) the Company does not infringe the ‘114 Patent because the Company’s technology is fundamentally different from the inventions claimed in the ‘114 Patent; (iii) the ‘114 Patent is invalid; (iv) Synopsys lacks standing to bring any infringement action under the ‘114 Patent because International Business Machines Corporation (“IBM”), which is not a party to the lawsuit, is a co-owner of the ‘114 Patent by operation of law and as a result of a joint development agreement between IBM and Synopsys; (v) if Synopsys could somehow show that the ‘446 and ‘438 Patents were invented at Synopsys, IBM would be a joint owner of those patents by operation of law and as a result of the joint development agreement, and Synopsys would lack standing to sue on those patents; (vi) the Company cannot be liable for infringing any patents co-owned by IBM because the Company is licensed under those patents pursuant to the Company’s patent license agreement with IBM; and (vii) if Synopsys could somehow show that the ‘446 and ‘438 Patents were invented at Synopsys, the ‘446 and ‘438 Patents are invalid and not infringed. In its Answer, the Company further alleges that Synopsys is engaging in efforts to spread false and misleading statements about the Company and its products to the public. The Answer seeks, among other things, dismissal with prejudice of the Complaint, reaffirmation of the Company’s ownership interest in ‘446 and ‘438 Patents, and an order enjoining Synopsys’ unfair business practices.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. A trial date has not been set and discovery has not yet commenced.

In addition to the above, from time to time, the Company is involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and it grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Securities

None.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	0	N/A	0	$0

August 1 – August 31, 2004	1,000,000	$16.60	1,000,000	0

September 1 – September 30, 2004	0	N/A	0	0

Total	1,000,000	$16.60	1,000,000	0

*	On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of Company common stock, as further described in Note 13 to the condensed consolidated financial statements. The repurchase program was completed during the quarter ended September 30, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Magma’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 31, 2004. Two matters were voted on at the Annual Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

Proposal 1. Election of Directors.

Magma’s Board of Directors consists of seven members divided into three classes (Classes I through III). The Class III members of the Board of Directors were scheduled for election at the Annual Meeting, to serve until the 2007 annual meeting of stockholders, or until their successors are elected by the stockholders or appointed by the Board of Directors pursuant to the Company’s bylaws. The nominees of the Board to serve as the two Class III members were Rajeev Madhavan and Kevin C. Eichler. There were no other nominees. Messrs. Madhavan and Eichler were elected at the Annual Meeting as Class III directors by the following votes:

Nominee	For	Withheld
Rajeev Madhavan	27,602,014	3,765,330
Kevin C. Eichler	26,873,426	4,493,918

Magma’s other directors, whose terms of office continued after the Annual Meeting, are Roy E. Jewell and Thomas M. Rohrs (Class I) and Timothy J. Ng, Chester J. Silvestri and Wade Meyercord (Class II).

Proposal 2. Ratification of the appointment of PricewaterhouseCoopers LLP as Magma’s independent accountants for the fiscal year ending March 31, 2005.

For	Against	Abstain	Broker Non-Votes
31,092,210	273,858	1,276	—

ITEM 5.	OTHER INFORMATION

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company (with the approval of the Compensation Committee of the Board of Directors (the “Committee”) may grant non-qualified stock options to “New Hire” employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan is 1,000,000 shares. The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the plan continues until May 4, 2011.

As of the date of this report, options to purchase fewer than 200,000 shares have been granted under the Inducement Plan. The Company believes that the adoption of the plan was not required to be disclosed on Form 8-K.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

10.1	2004 Employment Inducement Award Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: November 9, 2004	By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

3.3	Amended and Restated Bylaws (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-60838)).

4.2	Amended and Restated Investor’s Rights Agreement, dated July 31, 2001, by and among the Company’s and the parties who are signatories thereto (incorporated by reference to the exhibit of the same number to the Company’s Form 10-K for the year ended March 31, 2002 filed on June 28, 2002).

10.1	2004 Employment Inducement Award Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.