Form 10-Q
period 2004-12-31
MAGMA DESIGN AUTOMATION INC
filed 2005-02-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

On February 2, 2005, 35,112,821 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,201	$72,684
Restricted cash	4,044	2,662
Short-term investments	8,994	—
Accounts receivable, net	31,761	34,237
Prepaid expenses and other current assets	7,457	9,588

Total current assets	80,457	119,171
Property and equipment, net	22,169	15,196
Intangibles, net	75,132	62,793
Goodwill	41,500	33,529
Long-term investments	88,793	78,158
Other assets	6,941	5,628

Total assets	$314,992	$314,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,979	$1,658
Accrued expenses	19,941	19,132
Deferred revenue	18,982	19,947

Total current liabilities	40,902	40,737
Convertible subordinated notes	150,000	150,000
Deferred income taxes	—	5,102
Other long-term liabilities	2,047	897

Total liabilities	192,949	196,736
Contingencies (Note 8)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	235,122	226,586
Deferred stock-based compensation	(692)	(718)
Accumulated deficit	(110,030)	(107,063)
Accumulated other comprehensive loss	(2,360)	(1,069)

Total stockholders’ equity	122,043	117,739

Total liabilities and stockholders’ equity	$314,992	$314,475

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Licenses	$31,663	$27,472	$93,830	$70,826
Services	5,643	3,580	16,433	8,856

Total revenue	37,306	31,052	110,263	79,682
Cost of revenue*	5,579	4,741	16,131	11,879

Gross profit	31,727	26,311	94,132	67,803

Operating expenses:
Research and development	10,223	7,510	30,316	18,537
In-process research and development	355	200	4,364	200
Sales and marketing	11,043	10,038	33,989	25,441
General and administrative	4,576	2,961	11,656	7,798
Amortization of intangible assets	4,680	584	13,248	584
Amortization of stock-based compensation**	362	923	936	6,656
Restructuring charge	259	—	698	—

Total operating expenses	31,498	22,216	95,207	59,216

Operating income (loss)	229	4,095	(1,075)	8,587

Other income (expense):
Interest income	551	691	1,660	1,934
Interest expense	(249)	(404)	(746)	(727)
Other income (expense), net	473	379	(731)	45

Other income, net	775	666	183	1,252

Net income (loss) before income taxes	1,004	4,761	(892)	9,839
Provision for income taxes	(1,723)	(1,000)	(2,075)	(2,590)

Net income (loss)	$(719)	$3,761	$(2,967)	$7,249

Net income (loss) per common share
Basic	$(0.02)	$0.12	$(0.09)	$0.23

Diluted	$(0.02)	$0.09	$(0.09)	$0.18

Shares used in calculation:
Basic	33,829	32,184	33,742	31,438

Diluted	33,829	42,035	33,742	41,075

* Stock-based compensation included in cost of revenue	$(5)	$2	$1	$8

** Components of stock-based compensation included in operating expenses:
Research and development	$205	$572	$479	$3,478
Sales and marketing	66	74	109	254
General and administrative	91	277	348	2,924

	$362	$923	$936	$6,656

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(2,967)	$7,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,115	5,473
In-process research and development	4,364	200
Provision for (recovery from) doubtful accounts	455	(258)
Amortization of debt issuance costs	742	589
Impairment of strategic equity investments	1,016	(741)
Accrued interest on notes receivable from stockholders	—	8
Loss on disposal of fixed assets	22	153
Amortization of stock-based compensation	937	6,664
Restructuring charge	698	—
Income tax benefit realized from employee stock option exercises	147	—
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	636	(1,286)
Prepaid expenses and other assets	2,465	(3,069)
Accounts payable	321	928
Accrued expenses	(5,067)	3,240
Deferred revenue	(965)	2,522
Other long-term liabilities	195	389

Net cash provided by operating activities	26,114	22,061

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(25,517)	(46,255)
Purchase of property and equipment	(12,275)	(10,997)
Purchase of short-term investments	(9,190)	(5,300)
Purchase of long-term investments	(41,847)	(99,396)
Proceeds from maturities of short-term investments	196	8,359
Proceeds from maturities of long-term investments	30,334	17,242
Purchase of strategic equity investments	(2,150)	—
Restricted cash	(1,382)	(2,899)
Other assets	—	487

Net cash used in investing activities	(61,831)	(138,759)

Cash flows from financing activities:
Net proceeds from issuance of convertible subordinated notes	—	144,734
Proceeds from issuance of common stock	7,746	18,924
Repurchase of common stock	(16,610)	(19,980)
Purchase of hedge instrument	—	(56,154)
Payments on notes payable	—	(2,099)
Proceeds from issuance of common stock warrant	—	35,904
Proceeds from repayment of notes receivable from stockholder	—	214

Net cash (used in) provided by financing activities	(8,864)	121,543

Effect of foreign currency translation on cash and cash equivalents	98	(1,038)

Net increase (decrease) in cash and cash equivalents	(44,483)	3,807
Cash and cash equivalents at beginning of period	72,684	64,756

Cash and cash equivalents at end of period	$28,201	$68,563

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(458)	$(6,043)

Stock issuance pursuant to acquisitions or milestone earnout payments	$14,980	$7,882

Settlement of note receivable from shareholder in connection with purchase of common stock	$—	$(3,566)

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2004, as filed with the SEC on June 8, 2004. The accompanying unaudited condensed consolidated balance sheet at March 31, 2004 is derived from audited consolidated financial statements at that date.

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

The consolidated financial statements of Magma include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated using the U.S. dollar as the functional currency.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Net income (loss):
As reported	$(719)	$3,761	$(2,967)	$7,249
Add: Stock-based employee compensation expense included in reported net income (loss)	357	925	937	6,664
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(4,955)	(5,082)	(15,887)	(16,705)

Pro forma	$(5,317)	$(396)	$(17,917)	$(2,792)

Net income (loss) per share, basic:
As reported	$(0.02)	$0.12	$(0.09)	$0.23

Pro forma	$(0.16)	$(0.01)	$(0.53)	$(0.09)

Net income (loss) per share, diluted:
As reported	$(0.02)	$0.09	$(0.09)	$0.18

Pro forma	$(0.16)	$(0.01)	$(0.53)	$(0.09)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003
Stock options	$3.64	$8.62	$5.27	$8.69
Employee stock purchase plans	3.39	3.16	3.47	3.02

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003
Stock options:
Risk-free interest rate	2.84%	2.83%	3.03%	2.44%
Expected dividend yield	0%	0%	0%	0%
Volatility	0.43	0.52	0.43	0.70
Expected life (years)	2.36	3.39	2.76	3.12

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Employee stock purchase plans:
Risk-free interest rate	2.71%	1.21%	2.24%	1.23%
Expected dividend yield	0%	0%	0%	0%
Volatility	0.43	0.49	0.43	0.62
Expected life (years)	1.22	0.81	1.18	0.61

The fair value option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead generally requires that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the second quarter of fiscal 2006. The Company is currently evaluating which transition method to use and option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies adopted in SFAS 123R.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and nine months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Weighted average common shares used to calculate basic net income (loss) per share	33,829	32,184	33,742	31,438
Options outstanding using the treasury method	—	3,011	—	2,933
Redeemable convertible subordinated notes using the as-if-converted method	—	6,562	—	6,562
Common stock subject to repurchase	—	278	—	142

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	33,829	42,035	33,742	41,075

For the three and nine months ended December 31, 2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. This includes 6,562,000 shares for redeemable convertible notes and 8,514,078 shares of common stock issuable under stock option plans outstanding as of December 31, 2004. For the three and nine months ended December 31, 2003, 402,358 and 1,139,432 shares, respectively, of common stock issuable under the stock option plans were excluded from the computation of diluted income per share. The average exercise price of such shares was $26.44 and $23.57 for the three and nine months ended December 31, 2003.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Cash equivalents and investments

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In Thousands)
December 31, 2004
Classified as current assets (less than 12 months):
Cash	$19,147	$—	$—	$19,147
Money market funds	2,145	—	—	2,145
Corporate securities	6,997	3	—	7,000
Government Notes / Agencies	2,008	—	(5)	2,003
Municipal obligations	6,900	—	—	6,900

	37,197	3	(5)	37,195
Classified as non-current assets (more than 12 months):
Corporate bonds	39,897	—	(258)	39,639
Government / Municipal debt securities	49,588	—	(434)	49,154

Total	$126,682	$3	$(697)	$125,988

March 31, 2004
Classified as current assets (less than 12 months):
Cash	$15,888	$—	$—	$15,888
Money market funds	1,746	—	—	1,746
Municipal obligations	55,050	—	—	55,050

	72,684	—	—	72,684
Classified as non-current assets (more than 12 months):
Corporate bonds	38,580	118	(10)	38,688
Debt securities	39,394	88	(12)	39,470

Total	$150,658	$206	$(22)	$150,842

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

Note 5. Asset Purchases

Mojave, Inc.

On April 29, 2004, the Company completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave allows Magma to more comprehensively address its customers’ needs of designing and verifying

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The Company did not assume any stock options or warrants. No contingent consideration yet has been paid under the agreement as of December 31, 2004 because none of the milestones have been achieved.

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

Amount Allocated
Allocation of the preliminary purchase price:
Net tangible assets acquired	$611
Intangible assets acquired:
Developed technology	16,964
Assembled workforce	966
In-process research and development	4,009
Deferred cash compensation	1,320
Deferred stock-based compensation	1,254

Total purchase price	$25,124

Amortization period of existing technology	5 years
Amortization period of assembled workforce	4 years

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

The valuation method used to value in-process research and development (“IPR&D”) is a form of discounted cash flow method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology project were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and had no alternative future uses. The percentage of completion for the in-process project was determined by identifying the elapsed time and

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

costs invested in the project as a ratio of the total time and costs required to bring the project to technical and commercial feasibility, as well as consideration of engineering milestones required to complete the project. The percentage of completion for the in-process project acquired was 12.4%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. There has been no material change to the IPR&D project schedule as of December 31, 2004. Revenue resulting from the IPR&D project is expected to commence in calendar year 2005.

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

As part of the initial consideration for the Mojave acquisition, the Company paid cash of $1.3 million which was recorded as deferred cash compensation and issued Magma common stock with a value of $1.3 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation, and are charged to operating expense as services are performed. During the three and nine months ended December 31, 2004, the Company amortized $0.3 million and $0.5 million, respectively, of deferred cash compensation, and $0.2 million and $0.5 million, respectively, of deferred stock-based compensation related to the Mojave acquisition.

Lemmatis, Inc.

On April 16, 2004, the Company acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to the merger agreement, the Company paid the stockholders of Lemmatis initial consideration of approximately $0.6 million in cash, less $60,000 which the Company withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.4 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of December 31, 2004, the Company has paid $0.6 million of contingent consideration in connection with achievement of technology milestones.

Based on management’s estimates and appraisal, the $0.6 million of initial consideration, $76,000 of legal and other professional expenses directly associated with the acquisition and the $0.6 million of contingent consideration paid as of December 31, 2004 were entirely allocated to developed technology and included in the intangible asset balance on the Company’s unaudited condensed consolidated balance sheet as of December 31, 2004. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Fortis Systems, Inc.

On December 22, 2004, the Company acquired Fortis Systems, Inc. (“Fortis”), a privately-held developer of optical proximity correction and lithography simulation technology. Pursuant to the merger agreement, the Company paid the stockholders of Fortis initial consideration of approximately $0.5 million in cash, less $50,000 which the Company withheld to secure the indemnification obligations of the Fortis stockholders. In addition to

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the initial merger consideration, the Company may pay up to an additional $1.0 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of December 31, 2004, no contingent consideration was paid for milestone achievement. The acquisition of Fortis has been accounted for as an asset purchase transaction.

The Company allocated the initial purchase price of $0.6 million, including the $0.5 million of initial consideration and the $95,000 of legal and other professional expenses directly associated with the acquisition, to the fair values of the assets acquired and liabilities assumed. The fair value of the existing technology and assembled workforce intangible assets and in-process research and development were determined by management with the use of a third party valuation report. A summary of the purchase price allocation and the amortization periods of the intangible assets acquired is as follows (in thousands):

Amount Allocated
Intangible assets acquired:
Developed technology	$172
Assembled workforce	68
In-process research and development	355

Total purchase price	$595

Amortization period of existing technology	6 years
Amortization period of assembled workforce	2 years

We identified value of in-process research and development through discounted cash flow method and charged it to operating expenses. Such charges related to technologies for which commercial feasibility had not been established and had no alternative future uses.

Note 6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of December 31, 2004 and March 31, 2004 (in thousands):

	Weighted Average Life (months)	December 31, 2004			March 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$41,500	$—	$41,500	$33,529	$—	$33,529

Intangible assets:
Developed technology	48	$58,096	$(12,543)	$45,553	$29,507	$(3,316)	$26,191
Licensed technology	36	23,014	(5,750)	17,264	22,988	—	22,988
Customer relationship or base	61	2,200	(528)	1,672	2,200	(200)	2,000
Patents	60	11,582	(2,773)	8,809	11,282	(1,032)	10,250
Acquired customer contracts	36	900	(363)	537	900	(137)	763
Assembled workforce	43	1,235	(245)	990	200	(31)	169
No shop right	24	100	(60)	40	100	(23)	77
Trademark	45	400	(133)	267	400	(45)	355

Total		$97,527	$(22,395)	$75,132	$67,577	$(4,784)	$62,793

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and nine months ended December 31, 2004, in accordance with certain milestone achievement earnout provisions contained in prior acquisition agreements, the Company accrued or paid approximately $17.0 million and $23.2 million, respectively, in earnout payments, of which $12.7 million and $12.7 million, respectively, was recorded as goodwill and $4.3 million and $10.5 million, respectively, was recorded as developed technology. In the second quarter of fiscal 2005, the Company reduced its net intangible assets by $10.9 million, goodwill by $5.0 million, and deferred tax liabilities by $15.9 million to reflect purchase price adjustments on the Company’s acquisitions.

For the three and nine months ended December 31, 2004, the amortization expense related to intangible assets was $6.3 million and $17.6 million, respectively, of which $1.6 million and $4.4 million, respectively, was included in cost of revenue because it related to the products sold, while the remaining $4.7 million and $13.2 million, respectively, was shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations for the respective periods. The amortization expense related to intangible assets was $0.6 million for both the three and nine months ended December 31, 2003, as there were no acquisitions prior to the third quarter of fiscal 2004. The expected future annual amortization expense of intangible assets is as follows (in thousands):

For the Year Ending March 31,	Amortization Expense
2005 (remaining three months)	$6,756
2006	26,783
2007	25,543
2008	9,426
2009-2020	6,624

Total expected future annual amortization	$75,132

Note 7. Restructuring charge

During the three and nine months ended December 31, 2004, the Company recorded net restructuring charges of $0.3 million and $0.7 million, respectively, related to employee termination costs resulting from the Company’s realignment to current business conditions. As of December 31, 2004, the unpaid balance of approximately $50,000, which related to charges incurred in the third quarter of fiscal 2005, was recorded as accrued liabilities on the Company’s unaudited condensed consolidated balance sheet and is expected to be paid in the fourth quarter of fiscal 2005.

Note 8. Contingencies

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On November 10, 2004, Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004 the Company filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied Synopsys’ motion except to the extent that it sought to strike the Company’s allegations that it reserved the right to assert the invalidity or unenforceability of the ‘446 and the ‘438 Patents if it were determined that the Company does not own those patents and facts suggesting the invalidity or unenforceability of those patents came to the Company’s attention. In its pretrial preparation order of January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Written discovery has commenced.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company cannot assure that it will be able to successfully defend against the Complaint. As a result, no estimate can be made at this time of the loss or range of loss, if any, from this matter. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those acquired companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2004. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(719)	$3,761	$(2,967)	$7,249
Unrealized loss on available-for-sale investments	(206)	(170)	(805)	(33)
Foreign currency translation adjustments	(763)	(721)	(486)	(1,038)

Comprehensive income (loss)	$(1,688)	$2,870	$(4,258)	$6,178

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Components of accumulated other comprehensive loss, net of related tax effects, were as follows (in thousands):

	December 31, 2004	March 31, 2004
Unrealized gain (loss) on available-for-sale investments	$(694)	$111
Foreign currency translation adjustments	(1,666)	(1,180)

Accumulated other comprehensive loss	$(2,360)	$(1,069)

Note 10. Segment Information

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s management for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the management reviews financial information on a basis consistent with that presented in the unaudited condensed consolidated financial statements.

Revenue from the North America, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
North America*	$18,952	$14,411	$62,066	$39,553
Europe	10,049	10,556	20,314	19,056
Japan	6,854	4,778	22,125	18,616
Asia-Pacific (excluding Japan)	1,451	1,307	5,758	2,457

	$37,306	$31,052	$110,263	$79,682

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
North America*	51%	47%	56%	50%
Europe	27	34	19	24
Japan	18	15	20	23
Asia-Pacific (excluding Japan)	4	4	5	3

	100%	100%	100%	100%

*	The Company has substantially all its North America revenue in the United States for all periods presented.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004		2003
Customer A	25%	25%	*	%	12%
Customer B	13	13	17		15
Customer C	11	11	*		12
Customer D	*	*	*		12

*	Less than 10% of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 11. Shareholders’ Equity

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

In July 2004, the board of directors authorized the Company to repurchase up to 1,000,000 shares of common stock. The repurchase program was completed in August 2004, with repurchase prices ranging from $16.08 to $17.05 per share. Total cash used was $16.6 million for this program and the repurchased shares were recorded as treasury stock. The repurchased shares will be used to fund the Inducement Plan. As of December 31, 2004, the Committee had granted a total of 294,850 stock options under the Inducement Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with our unaudited condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: increasing competition in the electronic design automation market; higher-than-anticipated costs in connection with recent patent litigation with Synopsys, Inc.; Magma’s ability to successfully integrate recently acquired businesses and technologies; the impact of economic slowdown in our customers’ markets; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of the company’s products and services; difficulties managing the company’s expanding operations; the ability to continue to deliver competitive products to customers to help them get their products to market; and changes in accounting rules.

Overview

Magma Design Automation provides electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See “Item 1, Business” in our Annual Report on Form 10-K for the year ended March 31, 2004 for a more complete description of our business.

As an EDA software provider, we generate substantially all our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years, with industry sales dropping significantly from late 2000 to early 2002. As a result, our customers have focused on controlling costs and reducing risk, lowering research and development (“R&D”) expenditures, cutting back on design starts, purchasing from fewer suppliers, requiring more favorable pricing and payment terms from suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many start-up semiconductor design companies failed or were acquired, and the pace of investment in new companies declined.

In response to these conditions, we have focused on providing the most technologically advanced products to address each step in the integrated circuit (“IC”) design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

While the semiconductor industry experienced a moderate recovery in 2003, our customers have remained cautious. It is not yet clear when improved demand in our own customers’ electronics end markets will result in significantly increased R&D spending or design starts, and corresponding spending on EDA tools.

Despite the condition of the semiconductor industry as described above, we were able to achieve the following during the third quarter of fiscal 2005:

•	We achieved record quarterly revenue of $37.3 million during the third quarter of fiscal 2005, up 1% from the prior quarter and up 20% from the same quarter in fiscal 2004. License sales for the quarter ended December 31, 2004 accounted for approximately 85% of total revenue, compared to 85% in the prior quarter and 88% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses, services and contract extensions to existing customers in North America and Europe.

•	We continued to penetrate our market, and during the third quarter of fiscal 2005 we passed the 180-customer threshold.

•	We released version 4.2G of our digital implementation system. With this release we further widen our lead in producing the best quality of results as defined by chip performance, area and manufacturability.

•	Our technology continues to be a top choice among designers working on the most advanced designs. A number of Magma customers are currently using our technology for 90 nanometer and 65 nanometer designs. Several customers have already completed 65 nanometer designs in progress using Magma technology.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts, investments, asset purchases and business combinations, deferred taxes and valuation of long-lived assets to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended March 31, 2004. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence of fair value (“VSOE,”) for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the amounts due and payable.

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

As of December 31, 2004, one customer accounted for approximately 19% and another customer accounted for approximately 12% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements under Item 1 of this report). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of intangibles and long-lived assets

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

Strategic investments in privately-held companies

During the nine months ended December 31, 2004, our strategic equity investment activities included the purchases of two convertible notes, totaling $1.1 million, that are convertible into preferred or common stock in two privately-held companies. As of December 31, 2004, none of the notes have been converted. At December 31, 2004, the carrying value of our portfolio of strategic equity investments in non-marketable equity securities

(privately-held companies) totaled $2.8 million. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.4 million and $1.0 million during the three and nine months ended December 31, 2004, respectively. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.3 million and $1.1 million during the three and nine months ended December 31, 2003, respectively.

Results of Operations

Revenue

Revenue consists of licenses revenue and services revenue. License revenue consists of fees for time-based or perpetual licenses of our products. Services revenue consists of fees for services, such as post-contract customer support (“PCS”), customer training and consulting. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above in our “Critical Accounting Policies and Estimates.” For management reporting and analysis purposes we classify our revenue into the following four categories:

•	Ratable

•	Due & Payable

•	Cash Receipts

•	“Turns or Up-front”/ Perpetual or Time-Based

We classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods.

We use this classification of license revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. It is important to note that the characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts if that customer has difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting purposes, prior periods are not restated to reflect that change. The following table shows the breakdown of license revenue by category as defined for management reporting and analysis purposes:

		Three months ended December 31,				Nine Months ended December 31,
		2004		2003		2004		2003
		$ Amount	% of Revenue	$ Amount	% of Revenue	$ Amount	% of Revenue	$ Amount	% of Revenue
Revenue category:
License revenue
Ratable	Bundled and Unbundled	$5,751	15%	$5,826	19%	$14,924	14%	$21,368	27%
Due & Payable	Unbundled	14,871	40%	12,379	40%	43,156	39%	29,717	37%
Cash Receipts	Unbundled	769	2%	1,036	3%	6,194	6%	1,533	2%
Turns	Unbundled	10,272	28%	8,231	26%	29,556	26%	18,208	23%

Total license revenue		31,663	85%	27,472	88%	93,830	85%	70,826	89%
Services revenue		5,643	15%	3,580	12%	16,433	15%	8,856	11%

Total Revenue		$37,306	100%	$31,052	100%	$110,263	100%	79,682	100%

Bundled and Unbundled Licenses: Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. The revenue for these bundled arrangements for both license and maintenance is classified as license revenue in our statement of operations. For unbundled time-based with a term of less than 15 months, we recognize license revenue ratably over the license term, or as customer payments become due and payable, if earlier. For management reporting and analysis purposes, we refer to both these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long Term,” independent of the actual length of term of the license.

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable,” “Cash Receipts” or “Perpetual”:

Unbundled Licenses: Due and Payable/Time-Based licenses with long term payments. For unbundled time-based licenses where the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis and we recognize maintenance and services revenue ratably over the maintenance term. For management reporting and analysis purposes, we refer to this type of license generally as “Due and Payable/Long Term Time-Based Licenses.”

Unbundled Licenses: Cash Receipts. We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. Such customers generally order short-term time based licenses or separate annual maintenance. We recognize license revenue as we receive cash payments from these customers. Maintenance is recognized ratably over the maintenance term after the customer has remitted payment. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

Unbundled Licenses: “Turns”/Perpetual License or Time-Based licenses with short-term payments. For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment as long as the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. We recognize maintenance revenue ratably over the maintenance term. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Turns,” where the license is either perpetual or time-based.

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time based licenses during the quarter as “Up-front” or “turns” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors below.

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and nine months ended December 31, 2004 and 2003 (in thousands, except percentage data):

	December 31, 2004	% of Revenue	December 31, 2003	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$31,663	85%	$27,472	88%	$4,191	15%
Services	5,643	15%	3,580	12%	2,063	58%

Total revenue	37,306	100%	31,052	100%	6,254	20%
Cost of revenue	5,579	15%	4,741	15%	838	18%

Gross profit	$31,727	85%	$26,311	85%	$5,416	21%

Nine Months Ended:
Revenue:
Licenses	$93,830	85%	$70,826	89%	$23,004	32%
Services	16,433	15%	8,856	11%	7,577	86%

Total revenue	110,263	100%	79,682	100%	30,581	38%
Cost of revenue	16,131	15%	11,879	15%	4,252	36%

Gross profit	$94,132	85%	$67,803	85%	$26,329	39%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended December 31, 2004 and 2003 (in thousands, except percentage data):

	December 31, 2004	% of Revenue	December 31, 2003	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$18,952	51%	$14,411	47%	$4,541	32%

International:
Europe	10,049	27%	10,555	34%	(506)	(5)%
Japan	6,854	18%	4,778	15%	2,076	43%
Asia-Pacific (excluding Japan)	1,451	4%	1,308	4%	143	11%

Total International	18,354	49%	16,641	53%	1,713	10%

Total revenue	$37,306	100%	$31,052	100%	$6,254	20%

Nine Months Ended:
Domestic	$62,066	56%	$39,553	50%	$22,513	57%

International:
Europe	20,314	19%	19,056	24%	1,258	7%
Japan	22,125	20%	18,616	23%	3,509	19%
Asia-Pacific (excluding Japan)	5,758	5%	2,457	3%	3,301	134%

Total International	48,197	44%	40,129	50%	8,068	20%

Total revenue	$110,263	100%	$79,682	100%	$30,581	38%

Revenue

•	Revenue for the third quarter of fiscal 2005 was $37.3 million, up 20% from the same quarter in the prior year. Revenue for the nine months ended December 31, 2004 was $110.3 million, up 38% from the same period in the prior year.

•	License revenue increased in the three and nine months ended December 31, 2004 compared to the comparable periods in fiscal 2004 primarily due to large orders executed during the fiscal 2005 periods in North America and Europe. For the nine months ended December 31, 2004, the increase was also due to large orders executed in Japan. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, principally Blast Fusion APX, amongst their design group designers. Three customers each accounted for greater than 10% of the revenue for the quarter ended December 31, 2004 and one customer accounted for greater than 10% of the revenue generated for the nine months ended December 31, 2004. License revenue as a percentage of revenue slightly decreased in the three and nine months end December 31, 2004 as compared to the comparable periods in fiscal 2004.

•	Service revenue increased in the three and nine months ended December 31, 2004 compared to the comparable periods in fiscal 2004. The increase was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders. Service revenue as a percentage of total revenue slightly increased in the three and nine months end December 31, 2004 as compared to the comparable periods in fiscal 2004.

•	Domestic revenue increased in the three and nine months ended December 31, 2004 compared to the same periods in fiscal 2004 primarily due to our existing customers in North America purchasing additional capacity of existing licenses and licenses to new technology products. Domestic revenue as a percentage of total revenue slightly increased in the three and nine months end December 31, 2004 as compared to the comparable periods in fiscal 2004.

•	International revenue increased in the three and nine months ended December 31, 2004 compared to the same periods in fiscal 2004 primarily due to our existing customers in Japan and Asia-Pacific purchasing additional capacity of existing licenses and licenses to new technology products. International revenue as a percentage of total revenue slightly decreased in the three and nine months end December 31, 2004 as compared to the comparable periods in fiscal 2004 primarily due to the greater growth of our domestic revenue compared to that of international revenue during the periods.

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

•	Gross profit as a percentage of revenue remained relatively stable during the three and nine months ended December 31, 2004, as compared to comparable periods in fiscal 2004, despite license revenue, which has a higher gross margin compared to service revenue and accounted for a lower percentage of total revenue for the fiscal 2005 periods. This was due to the growth in total revenue for the three and nine months ended December 31, 2004 and the fact that our cost of revenue consists primarily of payroll related expenses for application engineers, which are relatively fixed in nature.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended December 31, 2004 and 2003 (in thousands, except percentage data):

	December 31, 2004	% of Revenue	December 31, 2003	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$10,223	27%	$7,510	24%	$2,713	36%
In-process research and development	355	1%	200	1%	155	78%
Sales and marketing	11,043	30%	10,038	32%	1,005	10%
General and administrative	4,576	12%	2,961	10%	1,615	55%
Amortization of intangible assets	4,680	12%	584	2%	4,096	701%
Amortization of stock-based compensation	362	1%	923	3%	(561)	(61)%
Restructuring costs	259	1%	—	0%	259	100%

Total operating expenses	$31,498	84%	$22,216	72%	$9,282	42%

Nine Months Ended:
Operating expenses:
Research and development	$30,316	27%	$18,537	23%	$11,779	64%
In-process research and development	4,364	4%	200	0%	4,164	2082%
Sales and marketing	33,989	31%	25,441	32%	8,548	34%
General and administrative	11,656	10%	7,798	10%	3,858	49%
Amortization of intangible assets	13,248	12%	584	1%	12,664	2168%
Amortization of stock-based compensation	936	1%	6,656	8%	(5,720)	(86)%
Restructuring costs	698	1%	—	0%	698	100%

Total operating expenses	$95,207	86%	$59,216	74%	$35,991	61%

•	Research and development expense increased in the three and nine months ended December 31, 2004 compared to the comparable periods in fiscal 2004 primarily due to an increase in payroll related expenses of $1.6 million and $7.1 million, respectively, as we increased our research and development headcount by approximately 43% through direct hiring and business acquisitions. The increase was also caused by higher amortization of acquired technology of $0.8 million and $2.3 million, respectively, and higher in allocated common expenses (e.g., facility related expenses) of $0.6 million and $2.8 million, respectively, that were the result of the headcount increase. The remainder of the fluctuation in research and development expenses was accounted for by other individually insignificant items. We expect our quarterly research and development expenses in the fourth quarter of fiscal 2005 to be consistent with the amount in the third quarter of fiscal 2005 as our research and development headcount will remain at approximately the same level.

•	In-process research and development expenses of $4.4 million for the nine months ended December 31, 2004 consisted primarily of a charge of $4.0 million recorded in connection with our acquisition of Mojave, Inc. in April 2004. The charge was recorded based on management’s final purchase price allocation. The remainder of the components of in-process research and development expenses was accounted for in connection with the Fortis acquisition in December 2004.

•	Sales and marketing expense increased in the three and nine months ended December 31, 2004 compared to the comparable prior fiscal year periods primarily due to an increase in payroll related expenses of $1.3 million and $8.5 million as we increased our sales and marketing headcount by 27% (primarily application engineers) through direct hiring as well as business acquisitions. The remainder of the fluctuation in sales and marketing expenses was accounted for by other individually insignificant items. We expect that our quarterly sales and marketing expenses in the fourth quarter of fiscal 2005 to be consistent with the amount in the third quarter of fiscal 2005 as our sales and marketing headcount will remain at approximately the same level.

•	General and administrative expense increased in the three and nine months ended December 31, 2004 compared to comparable periods in fiscal 2004 primarily due to increases in professional service fees of $1.2 million and $2.4 million, respectively, facility related expenses and corporation charges of $0.5 million and $2.0 million, respectively, asset depreciation of $0.8 million and $2.3 million, respectively, offset by reduced allocation cost of $0.9 million and $5.1 million, respectively, due to higher headcount in other functional areas. The increase in the nine months ended December 31, 2004 compared to the same period in fiscal 2004 was also due to an increase in payroll related expenses of $1.4 million and a $0.6 million increase in equipment rental and telecommunication expenses. The increase in professional service fees in the three and nine months ended December 31, 2004 was primarily due to the increase in our activities related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent litigation with Synopsys, Inc. The increase in payroll related expenses for the nine months ended December 31, 2004 compared to the same period in the prior fiscal year was caused by a 12% increase in headcount related to general and administrative activities. The remainder of the fluctuation in general and administrative expenses was accounted for by other individually insignificant items. We expect that our quarterly general and administrative expenses will increase in the fourth quarter of fiscal 2005 as compared to the third quarter of fiscal 2005 as we continue to see the impact of legal expenses and professional services related to the compliance with the requirements of the Sarbanes-Oxley Act of 2002.

•	Restructuring costs in the three and nine months ended December 31, 2004 consisted of employee termination charges resulting from the Company’s realignment to current business conditions.

•

Amortization of intangible assets increased in the three and nine months ended December 31, 2004 compared to comparable periods in fiscal 2004 primarily due to result of the full-period’s amortization of intangible assets recorded in connection with business combinations and asset purchases completed in the third quarter of fiscal 2004, as well as amortization of intangible assets acquired in fiscal 2005. There were no acquisitions prior to the third quarter of fiscal 2004. The intangible assets being amortized include trademarks, customer contracts, customer relationships, no shop rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation decreased in the three and nine months ended December 31, 2004 compared to the comparable periods in fiscal 2004 primarily due to a decrease in amortization of deferred stock-based compensation of $0.5 million and $3.4 million, respectively, related to the acquisition of VeraTest, and a decrease in amortization of deferred stock-based compensation of $0.3 and $0.8 million, respectively, (recorded in connection with our IPO in November 2001). Amortization of deferred stock-based compensation for the nine months ended December 31, 2003 also included a $2.1 million of stock-based compensation charge related to the stock options granted to one of the Company’s officers in that period. No such charge was recorded for the nine months ended December 31, 2004. These decreases in amortization of deferred stock-based compensation were partially offset by recording of stock-based compensation expense of $0.2 million and $0.5 million, respectively, related to our Mojave acquisition in the three and nine months ended December 31, 2004.

Other items

The table below sets forth other data for the three and nine months ended December 31, 2004 and 2003 (in thousands, except percentage data):

	December 31, 2004	% of Revenue	December 31, 2003	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$551	1%	$691	2%	$(140)	(20)%
Interest expense	(249)	(1)%	(404)	(1)%	155	(38)%
Other income, net	473	1%	379	1%	94	25%

Total other income, net	$775	2%	$666	2%	$109	16%

Provision for income taxes	$(1,723)	(5)%	$(1,000)	(3)%	$(723)	72%

Nine Months Ended:
Other income (expense), net:
Interest income	$1,660	2%	$1,934	2%	$(274)	(14)%
Interest expense	(746)	(1)%	(727)	(1)%	(19)	3%
Other income (expense), net	(731)	(1)%	45	0%	(776)	(1,724)%

Total other income, net	$183	0%	$1,252	2%	$(1,071)	(85)%

Provision for income taxes	$(2,075)	(2)%	$(2,590)	(3)%	$515	(20)%

•	Interest income decreased in the three and nine months ended December 31, 2004 compared to the comparable periods in fiscal 2004 primarily due to our maintaining a lower average cash and investments balance during the period. The average cash balance was higher during the three and nine months ended December 31, 2003 because we had received $144.7 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. Quarterly interest expense is approximately $0.2 million for the amortization of debt discount and issuance costs.

•	Other income, net in the three months ended December 31, 2004 increased compared to the three months ended December 31, 2003 primarily due to an increase in foreign exchange gain by $0.8 million,

partially offset by the $0.4 million of charge associated with other than temporary impairment in our strategic investments in the third quarter of fiscal 2005. Such charge was determined based on our periodic review of investee company financial performance, financial conditions and near-term prospects. Other expenses, net in the nine months ended December 31, 2004 consisted primarily of a $1.0 million charge associated with other than temporary impairment in our strategic investments, partially offset by $0.3 million of foreign exchange gain. The increase of foreign exchange gain in fiscal 2005 periods was caused by a favorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen. Other income, net in the nine months ended December 31, 2003 consisted primarily of $1.2 million of foreign exchange gain, partially offset by a $1.1 million charge associated with other than temporary impairment in our strategic investments.

•	Provision for income taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. As of December 31, 2004, the Company has released to goodwill and other intangibles a cumulative valuation allowance on its deferred tax assets of $19.5 million. Our effective tax rate varies from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development, research and development credits and foreign withholding taxes.

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity was our cash and cash equivalents, investments and cash generated from operations. We had $28.2 million in unrestricted cash and cash equivalents, and $97.8 million in short and long-term investments. Our investment portfolio consists primarily of fixed-income securities, with maturities of two years or less, diversified among industries and individual issuers. Our investments are generally liquid, investment grade securities. Our net decrease in cash and cash equivalents in the nine months ended December 31, 2004 was $44.5 million, including net cash used of approximately $25.5 million on asset purchases, $20.5 million on net purchase of investments, $16.6 million on repurchase of common stock, partially offset by $18.1 million of net cash provided by our operating and other investing and financing activities.

On July 28, 2004, we announced that our board of directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed in the second quarter of fiscal 2005 and we used approximately $16.6 million to repurchase 1,000,000 shares of common stock. The repurchased shares are to be used for Magma’s 2004 Employment Inducement Award Plan.

On December 22, 2004, we acquired Fortis Systems, Inc. (“Fortis”), a developer of optical proximity correction and lithography simulation technology, for cash consideration of approximately $0.5 million, less $50,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.0 million upon the achievement of technology milestones set forth in the acquisition agreement.

On April 29, 2004, we completed the acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction has been accounted for as an asset purchase transaction. We acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of $12.4 million in cash and 607,554 shares of Magma common stock valued at $11.8 million. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to

$115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. No contingent consideration yet has been paid under the agreement because the milestones have not yet been achieved.

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a developer of formal verification technology, for cash consideration of approximately $0.6 million, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million contingent upon the achievement of technology milestones set forth in the acquisition agreement. As of December 31, 2004, we have paid $0.6 million of such contingent consideration for the milestones that have been achieved under the agreement.

The table below (in thousands) sets forth the key components of cash flow for the nine months ended December 31, 2004 and 2003:

	Nine Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$26,114	$22,061
Net cash used in investing activities	$(61,831)	$(138,759)
Net cash provided by (used in) financing activities	$(8,864)	$121,543

Net cash provided by operating activities

During the nine months ended December 31, 2004, our operating activities provided net cash of $26.1 million. Cash was provided by net loss adjusted for non-cash related items and changes in working capital including decreases in accounts receivable of $0.6 million and prepaid expenses of $2.5 million, and decreases in accrued expenses of $5.1 million and deferred revenue of $1.0 million. The decrease in accounts receivable was primarily due to strong cash collection during the nine months ended December 31, 2004. The decrease in prepaid expenses was primarily caused by decreases in prepaid commission expense and prepaid software maintenance expense. Prepaid commission decreased during the first nine months of fiscal 2005 primarily due to orders recorded in fiscal 2003 of approximately $100.0 million for which we paid advance commissions but the entire order value has not been recognized as revenue as of December 31, 2004. We expect advance commission to decrease in fiscal 2005 as these orders are recognized as revenue. The decrease in accrued liabilities during the nine months ended December 31, 2004 was primarily caused by a payout of accrued bonuses during the period.

Net cash provided by operating activities was $22.1 million for the nine months ended December 31, 2003. For the nine months ended December 31, 2003, cash provided from operating activities included increases in cash from deferred revenue of $2.5 million due to an increase in revenue, accounts payable of $0.9 million, other long-term liabilities of $0.4 million and accrued expenses of $3.2 million partially due to accrued income taxes. These increases in cash were offset by decreases in cash from accounts receivable of $1.3 million due to the increase in revenue and prepaid expenses of $3.1 million partially due to prepaid commission. In addition, significant non-cash related adjustments for the nine months ended December 31, 2003 included depreciation and amortization of $5.5 million, amortization of stock-based compensation of $6.7 million and provisions for doubtful accounts of ($0.3) million.

Net cash used in investing activities

Net cash used in investing activities was $62.0 million for the nine months ended December 31, 2004. In order to broaden our product offerings and to incorporate certain key technologies into our existing products, we used a total of $9.5 million in cash, net of cash acquired, to complete the Mojave, Lemmatis and Fortis asset purchase transactions during the nine months ended December 31, 2004. We also made earnout payments totaling $16.0 million on milestone payments relating to prior asset purchases. In addition, we made investments of $2.2 million in several privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. We had a net purchase of $20.5 million of short and long-term investments as we invested our excess cash resources. During the nine months ended December 31, 2004, we acquired property and equipment totaling $12.3 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. We expect to make capital expenditures of approximately $2.3 million for the remainder of fiscal 2005. These capital expenditures will be used to support selling and marketing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

Net cash used in investing activities was $138.8 million for the nine months ended December 31, 2003. Of the cash used in investing activities for the nine months ended December 31, 2003, $104.7 million was used for the purchase of investments, $46.3 million was used for the acquisition of five companies, $11.0 million was used for purchases of property and equipment and $2.9 million was used for acquisition related escrow amount, partially offset by cash provided by investing activities including $25.6 million in proceeds from sale of investments and $0.5 million provided from other assets.

Net cash used in financing activities

Net cash used in financing activities was $8.9 million for the nine months ended December 31, 2004. The sole source of cash was $7.7 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. We used $16.6 million to repurchase 1,000,000 shares of common stock on the open market, as authorized by the board of directors in July 2004.

Net cash provided by financing activities was $121.5 million for the nine months ended December 31, 2003. Cash provided by financing activities for the nine months ended December 31, 2003 consisted of net proceeds from convertible subordinated notes of $144.7 million and cash received from exercises of stock options of $18.9 million. A repurchase of 1,110,000 shares at $18.0 per share for an aggregate amount of $20.0 million partially offset those amounts. We also used $56.2 million for the purchase of a hedge instrument and sold a warrant for $35.9 million related to our issuance of convertible subordinated notes.

Capital resources

We believe that our existing cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. As of December 31, 2004, total contingent cash compensation that could be paid under our acquisition agreements assuming all contingencies are met, amounted to $63.7 million.

Contractual obligations

As of December 31, 2004, our principal commitments consisted of operating leases for office facilities and repayment of the convertible subordinated notes of $150.0 million due in fiscal 2009. During the nine months ended December 31, 2004, there were no material changes in our reported payments due under contractual obligations at March 31, 2004. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of December 31, 2004, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under SFAS No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have any effect on the Company’s calculation of earnings per share (“EPS”).

In September 2004, EITF finalized its consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger, such as our zero-coupon convertible senior notes, should be included in diluted EPS computations. Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent convertible securities and always included in the diluted EPS computation. EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS. The adoption of EITF 04-8 did not have an impact on our EPS.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be applied on a modified prospective basis as defined in SFAS 123R, and will be effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. The adoption of SFAS 123R will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see Note 2 to our unaudited Condensed Consolidated Financial Statements), as is our current practice.

FASB Staff Position (“FSP” ) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2” ), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act” ) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on our results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. We are in the process of evaluating the potential impact of this legislation.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for eight of the last eleven fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $110.0 million as of December 31, 2004; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $110.0 million as of December 31, 2004. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years and for the nine months ended December 31, 2004. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

A portion of our revenue backlog is variable based on volume of usage of our products by the customers or includes specific future deliverables or is recognized in revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

Our business depends on sales to a small number of customers. In the three months ended December 31, 2004, we had three customers that each accounted for more than 10% of our revenue, and that together accounted for approximately 49% of our revenue. One of our customers accounted for 17% of our revenue for the nine months ended December 31, 2004. In the twelve months ended March 31, 2004, we had two customers that accounted for 10% or more of our revenue, and that together accounted for approximately 24% of our revenue. In the twelve months ended March 31, 2003, we had two customers that each accounted for more than 10% of our revenue and that together accounted for approximately 30% of our revenue.

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

We compete against companies that hold a large share of the electronic design automation market and competition is increasing among EDA vendors as customers tightly control their EDA spending and use fewer vendors to meet their needs. If we cannot compete successfully, we will not gain market share and our revenue could decline.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Silicon Metrics Corporation and Mojave, Inc., or any other companies we may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would be likely to result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, has recently experienced a slowdown, which has negatively impacted and may continue to impact our business and operating results. While the semiconductor industry experienced a moderate recovery in 2003, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. The continuing threat of terrorist attacks in the United States, the ongoing events in Iraq and other worldwide events including in the Middle East have increased uncertainty in the United States economy. If the economy continues to decline as a result of the economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

We generated 44% of our total revenue from sales outside North America for the nine months ended December 31, 2004, compared to 50% in the nine months ended December 31, 2003. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The Nasdaq Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we have incurred and will continue to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we have incurred and will continue to incur significant expenses in connection with the implementation, documentation and testing of our existing and possibly newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

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

In addition, the new accounting requirements for employee stock options discussed below may adversely affect our option grant practices and our ability to recruit and retain employees.

When the accounting treatment for employee stock options changes for our fiscal period beginning after June 15, 2005, our reported results of operations will likely be adversely affected and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for all interim and annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. We are currently assessing the impact of the adoption of SFAS 123R on our business practices, however for our interim and annual periods beginning with the second quarter of fiscal 2006, this change in accounting treatment will likely adversely affect our reported results of operations and hinder our ability to achieve profitability. Accordingly, we may consider changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in fiscal year 2005 and the third quarter of fiscal year 2003, we decreased our workforce by 22 and 32 employees, respectively. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. We expect to incur a significant amount of consulting and other fees and expenses to document and enhance our financial processes and accounting controls and capabilities in order to achieve certification under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to manage our growth the execution of our business plan could be delayed.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of December 31, 2004, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 100 basis point increase in interest rates would result in approximately a $0.9 million decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of December 31, 2004, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Although our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring qualified personnel in key functional areas, implementing a new computerized system to automate a number of procedures related to quarterly and year-end close processes, and creating procedures to address the impact of acquisitions on a timely basis.

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

On November 10, 2004, Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004 the Company filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied Synopsys’ motion except to the extent that it sought to strike the Company’s allegations that it reserved the right to assert the invalidity or unenforceability of the ‘446 and the ‘438 Patents if it were determined that the Company does not own those patents and facts suggesting the invalidity or unenforceability of those patents came to the Company’s attention. In its pretrial preparation order of January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Written discovery has commenced.

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

ITEM 5. OTHER INFORMATION

Change in Fiscal Year

On January 26, 2005, the Board of Directors (the “Board”) approved a change in the Company’s fiscal year to a 52/53 week fiscal year, effective April 1, 2005. After the completion of the Company’s current fiscal year ending March 31, 2005, the Company’s fiscal years will consist of four quarters of 13 weeks each except for each seventh fiscal year, which will include one quarter with 14 weeks. Each fiscal year and quarter will begin on a Monday and end on a Sunday. As a result of this change, the first quarter of the Company’s fiscal year 2006 will include three additional days, the results of which will be reported on the Company’s Form 10-Q for that quarter.

The Company’s fiscal quarters for 2006 and 2007 are:

	FY 2006	FY 2007
First Quarter	April 1, 2005 through July 3, 2005 (94 days)	April 3, 2006 through July 2, 2006 (91 days)

Second Quarter	July 4, 2005 through October 2, 2005 (91 days)	July 3, 2006 through October 1, 2006 (91 days)

Third Quarter	October 3, 2005 through January 1, 2006 (91 days)	October 2, 2006 through December 31, 2006 (91 days)

Fourth Quarter	January 2, 2006 through April 2, 2006 (91 days)	January 1, 2007 through April 1, 2007 (91 days)

This change was reported in the Company’s Form 8-K filing of February 1, 2005 and does not require the filing of a transition report.

The Board decided to change the Company’s fiscal year to promote operational efficiency and to make the sales cycle more predictable for personnel.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Registrant’s 2001 Stock Incentive Plan, as amended through August 29, 2003	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Stock Option Award and Agreement for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)					X

10.3	Form of Notice of Stock Option Award for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.4	December 27, 2004

10.4	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)	8-K	000-33213	10.2	December 27, 2004

10.5	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.3	December 27, 2004

10.6	Magma 2005 Key Contributor Long-Term Incentive Plan, including form of Award Statement	8-K	000-33213	10.1	December 27, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: February 9, 2005	By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Registrant’s 2001 Stock Incentive Plan, as amended through August 29, 2003	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Stock Option Award and Agreement for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)					X

10.3	Form of Notice of Stock Option Award for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.4	December 27, 2004

10.4	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)	8-K	000-33213	10.2	December 27, 2004

10.5	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.3	December 27, 2004

10.6	Magma 2005 Key Contributor Long-Term Incentive Plan, including form of Award Statement	8-K	000-33213	10.1	December 27, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X