Form 10-K
period 2005-03-31
MAGMA DESIGN AUTOMATION INC
filed 2005-06-14
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2004 as reported on the Nasdaq National Market, was $493,818,743. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of May 31, 2005 Registrant had outstanding 33,588,468 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be delivered to the stockholders in connection with Registrant’s 2005 Annual Meeting of Stockholders to be held on August 30, 2005, are incorporated by reference into Part III of this Form 10-K. The Registrant’s proxy statement is required to be filed within 120 days after the Registrant’s fiscal year end.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended March 31, 2005

Magma, Blast Fusion, Blast Noise, QuickCap, SiliconSmart and FixedTiming are registered trademarks, and ArchEvaluator, Blast RTL, Blast Power, Blast Plan, Blast Rail, Blast Create, Blast FPGA, Quartz Time, Blast DFT, Quartz, Quartz Formal, Quartz SSTA, Quartz DRC, Quartz LVS, Blast Yield, “The Fastest Path from RTL to Silicon,” “Signoff in the Loop,” and PALACE are trademarks, of Magma Design Automation. All other product and company names are trademarks and registered trademarks of their respective companies.

PART I

ITEM 1.    BUSINESS.

Overview

Magma Design Automation, Inc. provides electronic design automation, or EDA, software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products comprise a complete digital integrated solution for the chip development cycle, from initial design through physical implementation.

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our flagship Blast family of products and our Quartz family of sign-off and verification tools combine into one integrated chip design and verification flow, from what traditionally had been separate logic design, physical design, and analysis and sign-off processes. This integrated flow significantly reduces design iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits.

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

In the front-end design process, the chip design is conceptualized and written as a register transfer level computer program, or RTL file, that describes the required functionality of the chip. For large chips, the design is often divided into a number of individual blocks, each with its own associated RTL file. This is often done because of capacity limitations in existing electronic design automation tools. The designer also develops constraints for the design that are used to describe the desired timing performance of the chip. Finally, a target library is specified that contains detailed information about the basic functional building blocks, or logic gates, that will be used in the design. This library is typically provided by the semiconductor vendor or a third-party library vendor. The next step is to run the RTL files through synthesis software that generates a netlist. The netlist describes the circuit in terms of logic gates selected from the target library and connected such that the functionality specified in the RTL files is realized. The synthesis software also performs optimizations to attempt to meet the timing constraints specified by the designer.

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

These deep submicron challenges make it difficult to efficiently design chips using separate front-end and back-end processes. Semiconductor manufacturers and electronic products companies are currently seeking alternatives to older generation electronic design automation software to shorten design time, improve circuit speed, and handle larger chip designs. As a result, a significant opportunity exists for a new electronic design automation approach to chip design that can enable the design of more complex deep submicron integrated circuits, improve performance, and significantly reduce the time it takes to design and produce next-generation electronic products.

Our Solution

The important technical foundations for our software products are found within our patented FixedTiming® methodology, our unified data model architecture, platform logic synthesis, interconnect synthesis, physical verification, design-for-manufacturability (“DFM”) and silicon signoff (known to us as our “Signoff in the Loop™” flow), which allow our customers to reduce the number of iterations that are often required in conventional integrated circuit (“IC”) design processes.

Logic Design

Magma’s fast, high-capacity logic synthesis provides a common front-end to all IC implementation platforms including programmable (“FPGA”), standard cell application specific integrated circuit (“ASIC”) and structured ASIC. A single RTL representation of the design is synthesized to technology-independent netlist and taken through architecture-specific mapping and physical synthesis to accurately predict the area, performance, power, testability and routability during physical implementation. The automated Design-for-Test (“DFT”) logic generation and insertion at this stage also improves planning for failure analysis and yield management through built-in self test (“BIST”) and memory repair features of the underlying manufacturing process. The measure of difficulty for implementing the netlist at this early stage is provided in terms of gain distribution (also called Early Silicon Performance, or ESP report), enabling the designer to correct the RTL or missing timing constraints. Blast Create™, Blast Create SA, Blast FPGA™ and Blast DFT products use this underlying technology.

Design Implementation

FixedTiming Methodology

Our patented FixedTiming methodology allows us to reduce the timing closure iterations that are often required between the front-end and back-end processes in conventional integrated circuit design flows. These timing closure iterations are necessitated by the fact that the final circuit timing cannot be accurately calculated until the physical layout is completed. In deep submicron integrated circuits, timing performance is primarily determined by the physical layout of the wiring that connects the logic gates to achieve the desired circuit functionality. Timing that is estimated during the front-end process is often not realized in the final layout, and the design team must iterate between the front-end and back-end processes, modifying the design in an attempt to reach the desired timing performance. Our FixedTiming methodology is designed to predict circuit speeds prior to detailed physical design. We then use a series of design refinements during physical design to achieve a final timing that is very close to the predicted circuit speed. This approach reduces the need for timing closure iterations that exist in conventional flows and can significantly reduce the time it takes to design and produce deep submicron integrated circuits.

Unified Data Model Architecture

Conventional electronic design automation flows are typically based on a collection of software programs that have their own associated data models, often resulting in cumbersome design flows. We believe that we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a unified data model. Our unified data model architecture is a key enabler for our FixedTiming methodology, our ability to deliver automated signal integrity detection and correction, integrated power analysis and Signoff in the Loop. The unified data model contains all the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, RC and delay extraction, power, and signal integrity, all operate directly on this data model. Because the data model is concurrently available to all the engines and analysis software, it makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process, thereby reducing design iterations.

Interconnect Synthesis

Interconnect Synthesis is a recent addition to Magma’s IC implementation design flow. With Interconnect Synthesis, optimization for timing, crosstalk, on-chip variation (“OCV”), power and yield are performed in the routing phase, rather than relying on logic optimization during logic synthesis as has historically been done. Optimization in logic synthesis alone was insufficient as wireload models started failing at 0.18 micron and below. At 90 nanometers and below, wire delay and the effect of their neighbors contribute to almost all deep-submicron effects. Accordingly, optimization has to be done as wires are assigned to tracks and are being routed. This move to combine optimization and routing requires a new flow with a new approach—Interconnect Synthesis. We believe we are currently the only IC implementation vendor to enable the above-referenced advanced optimization techniques during the routing phase.

Physical Verification and Design for Manufacturability

Every completed physical layout must be analyzed and manipulated before final manufacturing. This process—commonly called physical verification—has increased in complexity and importance as manufacturing technology has moved from 130 nanometers to 90 nanometers, and now to 65 nanometers. Moreover, new physical phenomena at these manufacturing nodes—including optical proximity (“OPC”) and chemical-mechanical-polishing (“CMP”) effects—have introduced the need for new design-for-manufacturing technologies.

Magma has introduced a new product line to address these challenges, with technologies resulting from Magma’s acquisition of Mojave Design. This includes Quartz DRC™ and Quartz LVS™, physical verification tools designed specifically to address the challenges at 90 nanometers and 65 nanometers. They are architected to do a full-chip design rule check for any design, at any node, in two hours or less. This is up to an order of magnitude faster than conventional solutions, which typically leverage a small number of CPUs—usually less than four—to perform full chip physical verification. Using such an approach limits the scalability of the solution—that is, as chip sizes increase, and as design rule complexity increases from process node to process node, there is no way to keep constant, or reduce the total turnaround time.

In contrast, Quartz DRC and Quartz LVS have been architected to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC and Quartz LVS are able to use a large number (up to 100) separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—increasing the number of processors by 2x increases the speed by 2x, for design rule checking. This scalability is essential to achieving a fast turnaround time of two hours or less.

Magma has a strong position for design-for-manufacturability—as it offers both a leading physical design system, and also a leading physical verification system. Magma is leveraging the Mojave technology, and developing future products, including OPC-aware software that will be used both during design, and during manufacturing.

Silicon Signoff

Design teams have traditionally relied upon one set of tools for implementation and another set for signoff analysis. While this separation enables an advantageous tradeoff with respect to accuracy versus runtime, it also requires corrective iteration loops when discrepancies are found during signoff analysis. With the increased analysis challenges posed for analysis tools by 90- and 65-nanometer processes, such as combining noise analysis with on-chip variation, or OCV, across ever-increasing process corners and operating modes, the use of separate point signoff tools becomes a primary bottleneck in the drive to improve design cycle time. Magma’s “Signoff in the Loop” flow breaks the signoff iteration bottleneck by making signoff-level analysis directly available during the implementation flow. The capabilities of Quartz RC™ are augmented by the integration of QuickCap technology into the extractor. QuickCap is the industry golden standard for reference parasitic extraction. The inclusion of this technology into a full-chip extractor enables users to attain the highest possible accuracy for the most timing critical nets on a chip.

Products

Similar to the conventional design flow, our design flow starts by reading in technology libraries and constraint files. The following diagram illustrates our integrated design flow and where our products fit within this design flow.

Blast Create, first shipped in April 2003, is a key component of Magma’s RTL-to-GDSII IC design solution. It enables logic designers to synthesize, visualize, evaluate and improve the quality of their RTL code, design constraints, testability requirements and floorplan. The physical netlist generated by Blast Create provides a clean handoff between RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Blast Fusion™, first shipped in April 1999, is our physical design software that shortens the time it takes to design and produce deep submicron integrated circuits. The Blast Fusion flow starts by reading in the netlist, target library and design constraints. The netlist is optimized for circuit performance taking into account placement information that specifies the location of the gates in the chip layout. At the conclusion of this step, Blast Fusion generates a report that predicts the final timing performance that is achievable in the completed chip layout. In the final step, detailed physical design, Blast Fusion generates the final chip layout by performing the routing of wires that are needed to connect the gates into the desired circuit configuration and meet the timing performance requirements.

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

Blast Noise®, first shipped in September 2000, is our noise detection and correction product. Interference, or noise from wires in close proximity to each other, can decrease chip performance or cause chip failure, particularly at 0.18 micron and below. Blast Noise works with Blast Fusion to actively detect potential noise problems and correct them during the physical design process.

Blast Plan™, first shipped in September 2001, delivers hierarchical design planning capabilities for use in implementing complex integrated circuit and system-on-chip designs. In a hierarchical design methodology, a chip design is partitioned into blocks that are designed and implemented individually and then later assembled to create the entire chip. Blast Plan works with Blast Fusion and Blast Create to streamline the hierarchical planning and design of large chips and system-on-chips within a single environment.

Blast Plan™ Pro, first shipped in November 2002, combines the hierarchical design planning capabilities of Blast Plan with design exploration and early problem detection. Blast Plan Pro uses the same analysis engines as Magma’s implementation system, thus providing a direct path to IC implementation using Blast Fusion.

Blast Rail™, first shipped in May 2003, provides IC designers with integrated power analysis and planning, voltage-drop analysis, voltage-drop-induced delay analysis, and electromigration analysis on rail wires and vias. These features enable designers to maintain power integrity in their designs. Blast Rail is fully integrated with Magma’s RTL-to-GDSII implementation flow to enable a correct-by-construction rail design solution. Blast Rail™ NX is our enhanced version of Blast Rail which recently started to ship.

Blast Power™, launched in May 2004, is the industry’s first and only integrated power management and power minimization solution from RTL to GDSII. Blast Power is available as an option to Magma’s Blast Create and Blast Fusion implementation system, enabling Magma to offer a low-power design methodology that includes embedded power, timing, and rail analysis and power minimization techniques. With Blast Power, Magma users will be able to make power-vs-timing and power-vs-area tradeoffs throughout the RTL-to-GDSII flow—without having to export design data out of the Magma system. This tight integration of power optimization and management into the implementation process will enable users to deliver lower power and more cost-effective development cycles than point tool flows.

In June 2003 Magma acquired Aplus Design Technologies, Inc. (“Aplus”), a leader in physical synthesis and architecture analysis. Aplus products include PALACE™, a physical synthesis tool for programmable devices (“FPGAs”), and ArchEvaluator™, an architectural analysis tool. With the addition of these products to our product portfolio, we now offer implementation and physical design for cell-based, programmable and structured ASIC designs. Our customers are increasingly using structured ASIC designs, which enable a combination of cell-based and programmable logic, to reduce manufacturing costs.

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

ArchEvaluator™, which first shipped June 2000, is the only commercial EDA tool that enables the programmable or Structured ASIC architecture designers to discover new synthesis-friendly architectures with the best performance and density advantages. ArchEvaluator is able to evaluate a wide scope of architecture parameters.

Blast FPGA™, made available in March 2005, is a unified RTL to FPGA tool that combines RTL synthesis technology from Blast Create and physical synthesis technology from PALACE within a single data model.

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

Blast Create™ SA, made available in December 2004, is a comprehensive front end design tool that enables synthesis, and partitioning of RTL description of the design into cell-based blocks and programmable blocks.

Similarly, Blast Fusion™ SA, made available in December 2004, is a complete physical design solution for programmable, cell-based or structured ASIC designs.

With the acquisition of Random Logic Corporation in October 2003, we acquired a capacitance extractor called QuickCap®, long considered the industry’s leading parasitic extraction technology, and QuickInd™, an inductance extractor based on the same core architecture as QuickCap. QuickCap is a highly accurate 3D-field solver used in parameter extraction and rules generation, library cell extraction, critical cell analysis, and critical net analysis. QuickCap® NX, made available in February 2005, is an enhanced version of the QuickCap tool, targeted to address specific design challenges that occur in 90-nanometer and smaller process technologies.

In April 2004, we announced the availability of Quartz™ Formal, a new formal verification product based on Boolean logic equivalence checking technology licensed from International Business Machines Corporation. Quartz Formal joins QuickCap in Magma’s suite of software products for signoff in integrated circuit design.

Our acquisition of Silicon Metrics Corporation in October 2003, forming our Silicon Correlation Division, has allowed Magma to provide highly accurate models and characterization of various intellectual property (“IP”) blocks in nanometer designs. IP vendors, library developers, and COT design teams rely on software models to accurately represent the electrical behavior of circuits implemented with advanced process technologies. To meet the needs of these customers, Silicon Correlation Division’s SiliconSmart™ products provide robust timing, power, and signal integrity models in a variety of industry standard formats. When used with popular construction and verification tools, these models offer silicon predictability and designer productivity. As a result, SiliconSmart models help customers shorten design cycles and improve chip performance.

We continue to integrate into our design flow certain verification and design for manufacturability (“DFM”) technologies that we acquired by way of our April 2004 merger with Mojave, Inc. We expect our development efforts to result in an ability to design ICs that are more manufacturable, and with inherently better yield, than those designed by flows that do not incorporate DFM capability. Magma believes that by incorporating DFM into IC implementation, Magma will be well positioned to address the next generation of designs at 65 nanometers and below. Our Quartz DRC™ and Quartz LVS™ products described below, resulted from the Mojave merger, and, will soon be in general release.

On April 4, 2005, we announced the availability of our next generation of design software, the result of our recent 18-month-long “Cobra” development initiative. The products resulting from the Cobra project include both new products and enhanced capabilities to existing Magma software described above, such as Blast Create, Blast Fusion, Blast Noise and Blast Plan Pro. We believe that these products will significantly expand the design options available to our customers as they do more design work at 90 and 65 nanometers. A key element of the Cobra development initiative is integration of timing, noise, power, test and yield signoff into the implementation flow, thereby reducing design cycles.

Products resulting from the Cobra development initiative are currently in limited release with a number of our customers, with general releases expected to begin on or about June 2005. Blast DFT described below was made available for general release in April 2005. The Cobra development initiative has expanded the Company’s portfolio with the new products described below:

Quartz RC™: Provides signoff-quality parasitic extraction and can operate as either a standalone tool or integrated with the Blast Fusion system, where it underlies the “Signoff in the Loop” flow.

Quartz Time™: Combines the proven static timer in Blast Fusion with advanced timing capabilities to create a standalone signoff timing system.

Blast Fusion® QT: Provides advanced capabilities that enable “Signoff in the Loop” timing analysis with concurrent optimization. This product provides designers access to a signoff timing analysis engine within the implementation flow, eliminating the need to iterate with external signoff tools.

Blast DFT™: Our new test synthesis product. This design-for-test automation product includes advanced built-in-self-test (“BIST”) capabilities for logic and memory, including built-in self-repair capabilities.

Quartz SSTA™: Provides a parametric yield analysis capability for the design, providing parametric extraction and statistical timing analysis simultaneously.

Quartz DRC™ and Quartz LVS™: Targeted to provide the fastest turnaround time of any physical verification tools, with a goal of performing full chip design rule check (“DRC”) in less than 2 hours.

Blast Plan™ FX: Provides automated hierarchical design capabilities for taking a complete hierarchical chip from RTL to GDSII in a deterministic, repeatable fashion throughout the design cycle.

Blast Yield™: A comprehensive design-for-yield (“DFY”) solution it incorporates multiple techniques to optimize the design for parametric and functional yield—both cell and wire yield—without compromising timing or area.

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

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our customers include Broadcom, Infineon, NEC, Nokia, Renesas Technology, Texas Instruments, Toshiba and Vitesse. In fiscal 2005, Texas Instruments was our largest customer and accounted for 16% of our total revenue.

Product Backlog

As of March 31, 2005, we had greater than $325.0 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Approximately 9% of the backlog is variable based on volume of usage of our products by the customers, approximately 7% includes specific future deliverables, and approximately 13% is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

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

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of March 31, 2005 and March 31, 2004, unbilled accounts receivable were approximately $14.1 million and $14.9 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 43% of our total revenue from sales outside the United States for fiscal 2005, compared to 48% in fiscal 2004. Additional disclosure regarding financial information on geographic areas is included in Note 11 of our Consolidated Financial Statements in Item 8 of this Annual Report.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on the industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North

American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany, France and the United Kingdom, an office in Israel and Asian offices in China, India, Japan, Korea and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of March 31, 2005, we had 272 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2005, 2004 and 2003 were $41.7 million, $26.1 million and $18.7 million, respectively. There have not been any customer-sponsored research activities since the inception of the Company.

As of March 31, 2005, our research and development group consisted of 241 employees. We have engineering centers in California and Texas and in China, India, the Netherlands and Korea. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we hold, directly or indirectly, more than twenty issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates between April 2018 and June 2022. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. On September 17, 2004, Synopsys, Inc. filed suit for patent infringement against us, and, other parties may assert infringement claims against us and/or our customers. Our products may be found by a court to infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages, we may be prevented from distributing some of our products, and/or we may be required to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of March 31, 2005, we had 582 full-time employees, including 241 in research and development, 272 in sales and marketing and 69 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 5460 Bayfront Plaza, Santa Clara, California 95054 and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq National Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information in our Web site is not incorporated by reference into this annual report. Through a link on the Investor Relations section of our web site, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Our 2005 annual meeting will be held on August 30, 2005 at the law offices of Fenwick & West LLP in Mountain View, California.

ITEM 2.    PROPERTIES.

Our corporate headquarters are located in Santa Clara, California, where we occupy approximately 130,000 square feet under a lease expiring on July 31, 2010. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany, the Netherlands, France and the United Kingdom, we have offices in Israel, and Asian offices in China, India, Japan, Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.    LEGAL PROCEEDINGS.

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923 (“MMC”), United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

On October 21, 2004, the Company filed its answer and counterclaims (“Answer”) to the Complaint. On November 10, 2004, Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004, Magma filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied in part and granted in part Synopsys’ motion. In its pretrial preparation order dated January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Discovery is ongoing.

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against the Company and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against the Company), (4) fraud (against the Company), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants).

On April 1, 2005, the Company filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005. On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit and filed against the Company a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel. On June 7, 2005, Synopsys filed a Second Amended Complaint asserting six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. The Second Amended Complaint seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, royalties and other benefits allegedly obtained by the Company as a result of its alleged use of Synopsys’s alleged inventions.

On June 10, 2005, Magma filed an opposition to Synopsys’s assignor estoppel motion, an opposition and cross-motion for summary judgment with respect to Synopsys’s unfair competition motion, and a motion for summary judgment as to the Second through Sixth Causes of Action in the Second Amended Complaint. Synopsys’s motions are scheduled to be heard on July 8, 2005 and Magma’s motions are scheduled to be heard on July 15, 2005.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys, therefore, no contingent liability has been recorded as of March 31, 2005.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded to the shareholder class, therefore, no contingent liability has been recorded at March 31, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The following table provides the names, offices, and ages of each of our executive officers as of May 31, 2005:

Name	Age	Position
Rajeev Madhavan	39	Chief Executive Officer and Chairman of the Board
Roy E. Jewell	50	President and Chief Operating Officer and Director
Gregory C. Walker	51	Senior Vice President, Finance and Chief Financial Officer
Saeid Ghafouri	47	Senior Vice President, Worldwide Field Operations
Hamid Savoj	44	Senior Vice President, Product Development

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

Roy E. Jewell has served as our President since May 2001 and as one of our directors since July 2001. Mr. Jewell has served as our Chief Operating Officer since March 2001. From March 1999 to September 2000, Mr. Jewell served as the Chief Executive Officer at a company he co-founded, Clarisay, Inc., a supplier of surface acoustic wave filters. From January 1998 to March 1999, Mr. Jewell was a member of the CEO Staff at Avant! Corporation, a provider of software products for integrated circuit designs. From July 1992 to January 1998, Mr. Jewell was the President and Chief Executive Officer of Technology Modeling Associates, Inc. or TMA, subsequently acquired by Avant! Corporation. Prior to that time, Mr. Jewell served in various marketing positions at TMA.

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

	High	Low
Fiscal 2006:
First quarter (through May 31, 2005)	$11.78	$5.58

Fiscal 2005:
Fourth quarter	$13.74	$10.50
Third quarter	$16.54	$12.15
Second quarter	$18.68	$14.85
First quarter	$22.23	$17.58

Fiscal 2004:
Fourth quarter	$28.88	$20.00
Third quarter	$25.50	$17.77
Second quarter	$24.05	$16.00
First quarter	$20.80	$7.64

As of May 31, 2005, there were 339 holders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

On April 29, 2004, during our first quarter of fiscal 2005, we issued a total of 607,554 shares of our common stock in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. In addition to the initial merger consideration we may issue contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities

We repurchased no shares of our common stock during the fourth quarter of fiscal 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of March 31, 2005 and 2004 and selected consolidated statements of operations data for the years ended March 31, 2005, 2004 and 2003, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of March 31, 2003, 2002 and 2001 and the selected consolidated statements of operations data for the years ended March 31, 2002 and 2001 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licenses	$123,995	$100,387	$63,631	$38,175	$11,270
Services	21,946	13,342	11,461	8,182	572

Total revenue	145,941	113,729	75,092	46,357	11,842
Cost of revenue*	22,216	16,647	11,575	8,364	5,848

Gross profit	123,725	97,082	63,517	37,993	5,994

Operating expenses:
Research and development	41,716	26,097	18,687	18,238	20,600
In-process research and development	4,364	200	—	—	—
Sales and marketing	44,654	36,973	25,656	22,928	21,566
General and administrative	18,057	11,348	10,680	6,033	7,221
Restructuring costs	698	—	727	—	—
Amortization of intangible assets	18,011	1,745	—	—	—
Stock-based compensation**	1,879	7,086	4,773	6,738	3,658

Total operating expenses	129,379	83,449	60,523	53,937	53,045

Operating income (loss)	(5,654)	13,633	2,994	(15,944)	(47,051)

Other income (expense):
Interest income	2,287	2,584	1,841	1,036	1,392
Interest expense	(996)	(1,066)	—	(14,604)	—
Other expense, net	(1,082)	(100)	(578)	(186)	(232)

Other income (expense), net	209	1,418	1,263	(13,754)	1,160

Net income (loss) before income taxes	(5,445)	15,051	4,257	(29,698)	(45,891)
Provision for income taxes	(3,136)	(3,576)	(1,183)	(288)	(138)

Net income (loss)	(8,581)	11,475	3,074	(29,986)	(46,029)
Less: preferred stock dividend	—	—	—	(5,814)	—

Net income (loss) attributed to common stockholders	$(8,581)	$11,475	$3,074	$(35,800)	$(46,029)

Net income (loss) per share—basic	$(0.25)	$0.36	$0.10	$(2.07)	$(5.95)

Net income (loss) per share—diluted	$(0.25)	$0.29	$0.10	$(2.07)	$(5.95)

Weighted average shares—basic	33,861	31,648	30,521	17,258	7,733

Weighted average shares—diluted	33,861	40,245	31,976	17,258	7,733

* Stock-based compensation included in cost of revenue	$1	$9	$57	$56	$86

**Components of stock-based compensation included in operating expenses:
Research and development	$1,336	$3,638	$2,096	$1,326	$1,098
Sales and marketing	125	317	1,458	2,319	1,203
General and administrative	418	3,131	1,219	3,093	1,357

Total	$1,879	$7,086	$4,773	$6,738	$3,658

	March 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$135,518	$150,842	$95,697	$91,946	$14,713
Total assets	$319,224	$314,475	$127,478	$119,709	$29,289
Notes payable to bank	$—	$—	$—	$—	$1,686
Convertible subordinated notes	$150,000	$150,000	$—	$—	$—
Other non-current liabilities	$1,749	$5,999	$72	$130	$533
Redeemable convertible preferred stock	$—	$—	$—	$—	$88,570
Total stockholders’ equity (deficit)	$121,399	$117,739	$105,772	$92,744	$(78,894)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules.

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

To support our customers, we have focused on providing the most technologically advanced products to address each step in the integrated circuit (“IC”) design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

Despite the condition of the semiconductor industry described above, we were able to achieve the following during fiscal 2005:

•	We continued to penetrate our market, and during the fourth quarter of fiscal 2005 we passed the 195-customer threshold.

•	We successfully completed three acquisitions during fiscal 2005 to broaden our product offerings and to incorporate key technologies into our existing products.

•	Our total headcount increased to 582 at March 31, 2005 up from 501 at March 31, 2004. Most of the additional headcount represents additions to our R&D and application engineering organizations. Our investments in these organizations will enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•	Revenue for fiscal 2005 was $145.9 million, up 28 percent from the prior year. License sales for the year accounted for approximately 85 percent of total revenue, compared to 88 percent in the prior year. Within the total revenue for fiscal 2005, 62 percent was for orders recognized on a ratable basis or due-and-payable or cash-receipts basis, and 23 percent was for short-term time-based and perpetual licenses recognized up front.

•	International sales revenue increased by $8.4 million or 15 percent in fiscal 2005 as compared with the prior year. This increase was primarily due to a number of customer wins in Europe, Japan and in the Asia-Pacific region.

•	For fiscal 2005, cash flows from operations were $37.1 million, or 25 percent of fiscal 2005 revenue.

Recent Business and Asset Acquisitions

We have acquired companies and purchased technologies that enable us to expand into new markets. We believe that these acquisitions are a significant factor in Magma being able to compete successfully in the EDA industry and we expect to make similar acquisitions in the future. These acquisitions increased our headcount and increased our research and development and sales and marketing expenses. Acquisitions may decrease our liquidity in the short term if earnout milestones are achieved and we must pay contingent cash consideration under the terms of some of these acquisitions.

Asset purchases

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to the merger agreement, we paid the stockholders of Lemmatis initial consideration of approximately $0.6 million in cash, less $60,000 which we withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, we may pay up to an additional $1.4 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of March 31, 2005, we have paid $0.6 million of contingent consideration in connection with achievement of technology milestones.

On April 29, 2004, we completed the acquisition of Mojave, Inc. (“Mojave”), a privately-held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave allows Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. We acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. We did not assume any stock options or warrants. No contingent consideration yet has been earned or paid for milestone achievement as of March 31, 2005.

On December 22, 2004, we acquired Fortis Systems, Inc. (“Fortis”), a privately-held developer of optical proximity correction and lithography simulation technology. Pursuant to the merger agreement, we paid the stockholders of Fortis initial consideration of approximately $0.5 million in cash, less $50,000 which we withheld to secure the indemnification obligations of the Fortis stockholders. In addition to the initial merger consideration, we may pay up to an additional $1.0 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. No contingent consideration yet was earned or paid for milestone achievement as of March 31, 2005.

During fiscal 2005, a total of $20.4 million of contingent cash consideration was earned on the achievement of certain technology milestones as outlined in various prior asset purchase agreements with Silicon Metrics, Sycon, Aplus, PDAT, SiliconCraft and Lemmatis, of which $3.2 million will be paid in the first quarter of fiscal 2006.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, allowance for doubtful accounts, investments, asset purchases and business combinations, income taxes and valuation of long-lived assets to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended March 31, 2005. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an

“arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

Allowances for doubtful accounts

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

As of March 31, 2005, one customer accounted for approximately 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 6 of the Notes to the Consolidated Financial Statements under Item 8 of this report). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Income taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different than that which is reflected in our historical income tax provisions.

We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of March 31, 2005, none of the notes have been converted. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) totaled $2.3 million at March 31, 2005. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.8 million and $1.2 million during fiscal 2005 and 2004, respectively.

Results of Operations

Revenue overview

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

Revenue, cost of revenue and gross profit

Table below sets forth the fluctuations in revenue, cost of revenue and gross profit from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004 (in thousands, except percentage data):

	Year Ended March 31,			% Change
	2005	2004	2003	2004 / 2005	2003 / 2004
Revenue:
Licenses	$123,995	$100,387	$63,631	23.5%	57.8%
Services	21,946	13,342	11,461	64.5%	16.4%

Total revenue	145,941	113,729	75,092	28.3%	51.5%
Cost of revenue	22,216	16,647	11,575	33.5%	43.8%

Gross profit	$123,725	$97,082	$63,517	27.4%	52.8%

Percentage of total revenue:
Licenses revenue	85.0%	88.3%	84.7%
Services revenue	15.0%	11.7%	15.3%
Cost of revenue	15.2%	14.6%	15.4%
Gross profit	84.8%	85.4%	84.6%

Table sets forth the fluctuations in geographic distribution of revenue from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004 below (in thousands, except percentage data):

	Year Ended March 31,			% Change
	2005	2004	2003	2004 / 2005	2003 / 2004
Domestic	$82,537	$58,675	$45,581	40.7%	28.7%
International	63,404	55,054	29,511	15.2%	86.6%

Total revenue	$145,941	$113,729	$75,092	28.3%	51.5%

Percentage of total revenue:
Domestic	56.6%	51.6%	60.7%
International	43.4%	48.4%	39.3%
Total revenue	100.0%	100.0%	100.0%

Revenue

•	License revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to large orders executed during the fiscal 2005 periods in North America, Europe and Japan. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, principally Blast Fusion APX into their design groups. One customer accounted for greater than 10% of the revenue generated in fiscal 2005. License revenue as a percentage of revenue slightly decreased in fiscal 2005 as compared to fiscal 2004.

License revenue increased in fiscal 2004 due to large orders executed in North America, Europe and Japan. These orders came from sales to new customers, the number of which increased by more than 100% from the prior year, future proliferation into our customers’ design groups and the addition of new products, principally Blast Fusion APX. During fiscal 2004 we added more than 60 new customers. Two customers each accounted for more than 10 percent of the full year revenue, combining for a total of 24 percent. License revenue as a percentage of revenue slightly increased in fiscal 2004 as compared to fiscal 2003.

•	Service revenue increased in both fiscal 2005 and fiscal 2004 compared to their respective preceding fiscal years primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders. Service revenue as a percentage of total revenue slightly increased in fiscal 2005 as compared to fiscal 2004 and slightly decreased in fiscal 2004 as compared to fiscal 2003.

•	Domestic revenue increased in both fiscal 2005 and fiscal 2004 compared to their respective preceding fiscal years due primarily to our existing customers in North America purchasing additional licenses and the new technology products. Domestic revenue as a percentage of total revenue slightly increased in fiscal 2005 compared to fiscal 2004, but slightly decreased in fiscal 2004 compared to fiscal 2003.

•	International revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to our existing customers in Japan and Asia-Pacific purchasing additional capacity of existing licenses and licenses to new technology products. International revenue increased in fiscal 2004 compared to fiscal 2003 due primarily to our existing customers in Europe and Japan purchasing additional licenses and the addition of new technology products. International revenue as a percentage of total revenue slightly decreased in fiscal 2005 compared to fiscal 2004. International revenue as a percentage of total revenue increased in fiscal 2004 compared to fiscal 2003.

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

•	Gross profit as a percentage of revenue decreased slightly in fiscal 2005 compared to fiscal 2004 primarily due to an increase of $3.6 million, or 126%, in amortization of acquired developed technology and other intangible assets resulting from additional business combinations and asset acquisitions completed during fiscal 2005 and 2004. This increase was partially offset by the lower growth rate of 22% related to payroll related expenses for application engineers. Our total revenue increased 28% in fiscal 2005 as compared to fiscal 2004. Gross margin increased in fiscal 2004 compared to fiscal 2003 primarily as a result of license revenue, which has a higher gross margin compared to service revenue, accounting for a greater percentage of total revenue in fiscal 2004. This increase was offset by an increase in amortization of acquired developed technology and other intangible assets of $2.6 million as a result of additional business combination and asset acquisitions completed during fiscal 2004.

Operating expenses

The table below (in thousands, except percentage data) sets forth the fluctuations in operating expenses from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004:

	Year Ended March 31,			% Change
	2005	2004	2003	2004 / 2005	2003 /2004
Operating expenses:
Research and development	$41,716	$26,097	$18,687	59.8%	39.7%
In-process research and development	4,364	200	—
Sales and marketing	44,654	36,973	25,656	20.8%	44.1%
General and administrative	18,057	11,348	10,680	59.1%	6.3%
Restructuring costs	698	—	727
Amortization of intangible assets	18,011	1,745	—	932.1%	N/A
Amortization of stock-based compensation	1,879	7,086	4,773	(73.5)%	48.5%

Total operating expenses	$129,379	$83,449	$60,523	55.0%	37.9%

Operating expenses:
Research and development	28.6%	22.9%	24.9%
In-process research and development	3.0%	0.2%	0.0%
Sales and marketing	30.6%	32.5%	34.2%
General and administrative	12.4%	10.0%	14.2%
Restructuring costs	0.5%	0.0%	1.0%
Amortization of intangible assets	12.3%	1.5%	0.0%
Amortization of stock-based compensation	1.3%	6.2%	6.4%
Total operating expenses	88.7%	73.4%	80.6%

•	Research and development expense increased in fiscal 2005 compared to fiscal 2004 primarily due to an increase in payroll related expenses of $9.4 million, resulting from an approximate 21% increase in our research and development headcount through direct hiring and business acquisitions. The increase was also caused by higher amortization of acquired technology of $2.7 million and higher allocated common expenses (e.g., facility related expenses) of $3.6 million resulting from the headcount increase. The remainder of the fluctuation in research and development expenses was accounted for by other individually insignificant items.

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

We expect our research and development expenses in fiscal 2006 to increase as a percentage of revenue compared to the amount in fiscal 2005, attributable to increased compensation costs.

•	In-process research and development expenses of $4.4 million in fiscal 2005 consisted primarily of a charge of $4.0 million recorded in connection with our acquisition of Mojave, Inc. in April 2004. The charge was recorded based on management’s final purchase price allocation. The remainder of the in-process research and development expenses in fiscal 2005 was accounted for in connection with the Fortis acquisition in December 2004. In-process research and development expense of $0.2 million in fiscal 2004 represents the charge recorded in connection with our acquisition of Silicon Metrics Corporation during fiscal 2004.

•	Sales and marketing expense increased in fiscal 2005 compared to fiscal 2004 primarily due to an increase in payroll related expenses of $5.9 million as we increased our sales and marketing headcount by 12% (primarily application engineers), through direct hire as well as business acquisitions during fiscal 2005. The increase was also caused by an increase in commission expense of $1.9 million as a result of sales and bookings growth experienced in fiscal 2005. Sales and marketing expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in payroll related expenses of $6.7 million as we increased our sales and marketing headcount by 65%, through direct hire as well as business acquisitions during 2004. The increase was also caused by an increase in commission expense of $4.7 million as a result of sales and bookings growth experienced in fiscal 2004. The remainder of the fluctuation in sales and marketing expenses was accounted for by other individually insignificant items.

We expect that our sales and marketing expenses in fiscal 2006 will increase moderately, while declining as a percentage of revenue compared with the amount in fiscal 2005 as our sales and marketing headcount will remain at approximately the same level.

•	General and administrative expense increased in fiscal 2005 compared to fiscal 2004 primarily due to increases in professional service fees of $4.9 million, facility related expenses of $2.3 million, asset depreciation of $3.1 million and an increase in payroll related expenses of $1.7 million as we increased our general and administrative headcount by 15% in fiscal 2005, partially offset by reduced allocated cost of $6.5 million due to higher headcount in other functional areas. The increase in professional service fees in fiscal 2005 was primarily due to the increase in our activities related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent litigation with Synopsys, Inc. General and administrative expense increased in fiscal 2004 compared to fiscal 2003 primarily due to an increase in payroll related expenses of $2.1 million as we increased our general and administrative headcount by 82% in fiscal 2004 in order to support our growing operations. The increase was offset by a decrease in legal expense in fiscal 2004 as we did not incur one-time litigation settlement costs (we recorded such costs of $1.9 million in fiscal 2003). The remainder of the fluctuation in general and administrative expenses was accounted for by other individually insignificant items.

We expect our general and administrative expenses to increase in fiscal 2006 compared to 2005 as we continue to see the impact of legal expenses related to patent litigation with Synopsys and professional services related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.

•	Restructuring costs of $0.7 million in both fiscal 2005 and fiscal 2003 consisted of employee termination charges resulting from the Company’s realignment to current business conditions. No such charge was recorded in fiscal 2004.

•	Amortization of intangible assets increased in fiscal 2005 compared to fiscal 2004 primarily due to result of the full fiscal year amortization of intangible assets recorded in connection with business combinations and asset purchases completed in the third quarter of fiscal 2004, as well as amortization of intangible assets acquired in fiscal 2005. There were no acquisitions prior to the third quarter of fiscal 2004. The intangible assets amortized include trademarks, customer contracts, customer relationships, no shop rights and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•

Amortization of deferred stock-based compensation decreased in fiscal 2005 compared to fiscal 2004 primarily due to a decrease in amortization of deferred stock-based compensation of $3.6 million related to the acquisition of VeraTest, a decrease in deferred stock-based compensation charges of $2.7 million related to the stock options granted to one of the Company’s senior executives in fiscal 2004, and a decrease in amortization of deferred stock-based compensation of $0.4 million (recorded in connection with our IPO in November 2001). These decreases in amortization of deferred stock-based compensation in fiscal 2005 compared to fiscal 2004 were partially offset by the recording of stock-based compensation expenses of $0.7 million related to our Mojave acquisition and $0.8 million related to restricted stock issued under our 2005 Key Contributor Long-Term Incentive Plan. Amortization of deferred stock-based compensation increased in fiscal 2004 compared to fiscal 2003 primarily due an increase in stock-based compensation expense related to the VeraTest earnout payment of $2.3 million and recording of stock-based compensation expense of $2.8 million related to the stock option granted to our President in fiscal 2004. These increases were offset by a decrease in amortization of deferred stock-based compensation (recorded in connection with our IPO in November 2001) of $2.8 million.

Other items

The table below (in thousands, except percentage data) sets forth the fluctuations in other items from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004:

	Year Ended March 31,			% Change
	2005	2004	2003	2004 / 2005	2003 / 2004
Other income, net:
Interest income	$2,287	$2,584	$1,841	(11.5)%	40.4%
Interest expense	(996)	(1,066)	—	(6.6)%	N/A
Other expense, net	(1,082)	(100)	(578)

Total other income, net	$209	$1,418	$1,263	(85.3)%	12.3%
Provision for income taxes	$3,136	$3,576	$1,183	(12.3)%	202.3%

•	Interest income decreased in fiscal 2005 compared to fiscal 2004 primarily due to our maintaining a lower average cash and investments balance during fiscal 2005. Interest income increased in fiscal 2004 compared to fiscal 2003 primarily due to our maintaining a higher average cash and investments balance during fiscal 2004. The average cash balance was higher during fiscal 2004 because we had received $124.8 million of net proceeds in connection with our convertible subordinated debt offering, common stock warrant and bond hedge transactions, all of which were completed in May 2003.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. Annual interest expense is approximately $1.0 million for the amortization of debt discount and issuance costs.

•	Other expense, net increased in fiscal 2005 compared to fiscal 2004 primarily due to a negative change in foreign exchange gain/loss of $1.5 million in fiscal 2005, partially offset by a $0.3 million decrease in charges associated with other than temporary impairment in our strategic investments. The increase of foreign exchange loss in fiscal 2005 was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen. Other expense, net in fiscal 2004 decreased primarily due to an increase in foreign exchange gain of $1.2 million, offset by an increase in a charge associated with a loss in strategic equity investments of $0.6 million. The increase in foreign exchange gain was caused by a favorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen as well as the U.S. Dollar and the Euro during fiscal 2004. The charge associated with loss in strategic equity investments was determined based on our periodic review of investee company financial performance. We made additional net strategic equity investments of $1.5 million and $2.1 million during fiscal 2005 and 2004, respectively. The remainder of the fluctuation in other expense, net was accounted for by other individually insignificant items.

•	Provision for income taxes. The effective tax rate was 57.6%, 23.8% and 27.8% in fiscal 2005, 2004 and 2003, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development, research and development credits, and foreign withholding taxes. Income tax expense was $3.1 million, $3.6 million and $1.2 million in fiscal 2005, 2004 and 2003, respectively. The income tax expense is due primarily to alternative minimum taxes, state taxes, income generated in certain foreign jurisdictions, and foreign withholding taxes.

We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryfowards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

	2005	2004	2003
As of March 31,
Cash, cash equivalents, short-term investments and long-term marketable debt securities	$135,518	$150,842	$95,697

For the Year Ended March 31,
Net cash provided by operating activities	$37,128	$24,755	$2,973
Net cash used in investing activities	$(27,738)	$(140,727)	$(80,104)
Net cash provided by (used in) financing activities	$(6,375)	$127,018	$4,969

During the fourth quarter of fiscal 2005, we reclassified auction rate securities of $55.1 million and $58.4 million as of March 31, 2004 and 2003, respectively, from Cash and cash equivalents to Short-term investments on our Consolidated Balance Sheets. We have reclassified the purchases and sales of these auction rate securities in our Consolidated Statements of Cash Flows, which decreased our cash used in investing activities by $3.4 million for the year ended March 31, 2004 and increased cash used in investing activities by $58.5 million for the year ended March 31, 2003.

Our cash, cash equivalents, short-term investments and long-term marketable securities, excluding restricted cash, were (a) approximately $135.5 million at March 31, 2005, a decrease of $15.3 million or 10% from March 31, 2004; and (b) $150.8 million at March 31, 2004, an increase of $55.1 million, or 58% from March 31, 2003. These changes primarily reflect cash generated from operations, proceeds from issuance of convertible notes and stock issuances, which in fiscal 2005 were more than offset by cash used for asset purchases, repurchase of common stock, purchase of equity investments and for capital investments. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, US agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

On July 28, 2004, we announced that our Board of Directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed in the second quarter of fiscal 2005 and we used approximately $16.6 million to repurchase 1,000,000 shares of common stock. The repurchased shares are to be used for Magma’s 2004 Employment Inducement Award Plan.

On April 13, 2005, we announced that our Board of Directors authorized Magma to repurchase up to two million shares of our common stock. The stock repurchase program was completed in May 2005. We used approximately $16.0 million to repurchase 2.0 million shares of common stock. The repurchased shares are to be used for general corporate purposes.

On December 22, 2004, we acquired Fortis Systems, Inc. (“Fortis”), a developer of optical proximity correction and lithography simulation technology, for cash consideration of approximately $0.5 million, less $50,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.0 million upon the achievement of technology milestones set forth in the acquisition agreement. As of March 31, 2005, no contingent consideration has been paid under the agreement because the milestones have not yet been achieved.

On April 29, 2004, we completed the acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave will allow Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction has been accounted for as an asset purchase transaction. We acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of $12.4 million in cash and 607,554 shares of Magma common stock valued at $11.8 million. In addition to the initial merger consideration, we agreed to pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. As of March 31, 2005, no contingent consideration has been paid under the agreement because the milestones have not yet been achieved.

On April 16, 2004, we acquired Lemmatis, Inc. (“Lemmatis”), a developer of formal verification technology, for cash consideration of approximately $0.6 million, less $60,000 withheld to secure indemnification obligations. In addition, we may pay up to an additional $1.4 million contingent upon the achievement of technology milestones set forth in the acquisition agreement. As of March 31, 2005, we have paid $0.6 million of such contingent consideration for the milestones that have been achieved under the agreement.

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

In early May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 30 percent of the total) of these notes at an average discount to face value of approximately 22 percent. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase leaves approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion (approximately 30 percent) of the hedging arrangements.

Net cash provided by operating activities

Net cash provided by operating activities was increased by $12.4 million to $37.1 million in fiscal 2005 compared to fiscal 2004. The increase was primarily due to a $39.5 million increase in cash from customers and a $6.4 million change in prepaid and other assets balances. Prepaid and other assets decreased by $1.5 million in fiscal 2005 and increased by $4.9 million in fiscal 2004. These increases were partially offset by a $30.5 million increase in costs and operating expenses and a $2.6 million increase in payments associated with accounts payable and accrued liabilities. The increase in cash from customers was primarily due to growth in revenue and strong cash collection during fiscal 2005 compared to fiscal 2004. The decrease in prepaid expenses was primarily caused by decreases in prepaid commission expense and prepaid software maintenance expense. Prepaid commission decreased during fiscal 2005 primarily due to orders recorded in fiscal 2003 of approximately $100.0 million for which we paid advance commissions but where the entire order value has not been recognized as revenue in fiscal 2003. The advance commission balance decreases during years after fiscal 2003 as these orders are recognized as revenue in subsequent periods. The payment of accrued liabilities during fiscal 2005 was primarily related to a payout of accrued bonuses during the period.

Net cash provided by operating activities was $24.8 million for the year ended March 31, 2004. Cash was provided by net income adjusted for non-cash related items and changes in working capital including increases in accounts payable, accrued liabilities and deferred revenue. The increases in accounts payable and accrued liabilities are primarily due to the growth in our operations including headcount. Our headcount increased by 86% in fiscal 2004. Cash was also provided by an increase in other-long term liabilities, which primarily represented deferred rent related to the new lease agreement signed in fiscal 2004 for our headquarters facility. These increases were offset by cash used for changes in working capital including increases in accounts receivable, prepaid expenses and other current assets. Accounts receivable increased due to the timing of installment billings to customers. The increase in prepaid expenses and other current assets is primarily due to increases in prepaid commission and prepaid maintenance related to a licensed technology, which was obtained in March 2004. Prepaid commission increased during fiscal 2004 primarily due to orders recorded by us in fiscal 2003 of approximately $100.0 million for which we paid advance commissions but the entire order value has not been recognized as revenue as of March 31, 2004.

Net cash provided by operating activities was $3.0 million for the year ended March 31, 2003. For the year ended March 31, 2003 net cash provided by operating activities was primarily due to net income of $3.1 million and non-cash items of $4.9 million of depreciation and amortization, $4.8 million of amortization of stock-based compensation, $0.6 million of provision for doubtful accounts, and $0.6 million related to loss on write-down of investments. These increases were offset by changes in accounts receivable, prepaids and other current assets, accounts payable, deferred revenue, accrued expenses, other assets, other long-term liabilities and accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $27.7 million in fiscal 2005. In order to broaden our product offerings and to incorporate certain key technologies into our existing products, we used a total of $13.2 million in cash, net of cash acquired, to complete the Mojave, Lemmatis, Fortis and other asset purchase transactions during fiscal 2005. We also made earnout payments totaling $17.8 million on milestone payments relating to prior asset purchases. In addition, we made net investments of $1.3 million in several privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. We had a net purchase of $17.3 million of marketable securities as we invested our excess cash resources. In fiscal 2005 we acquired property and equipment totaling $12.7 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. We expect to make capital expenditures of approximately $10.0 million for fiscal 2006. These capital expenditures will be used to support selling and marketing and product development activities. We will use our cash and cash equivalents and investments to fund these purchases.

Net cash used in investing activities was $140.7 million in fiscal 2004. We used cash to complete 4 business combination and 4 asset purchase transactions during fiscal 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $78.6 million in cash, net of cash acquired. In connection with two of these transactions, we maintain restricted cash of $2.7 million to secure certain indemnification obligations. We also made equity investments of $2.1 million in several privately held technology companies for business and strategic purposes. We had a net purchase of $44.0 million of short and long-term investments as we invested the proceeds received from our convertible subordinated notes offering completed in May 2003. During fiscal 2004, we acquired property and equipment totaling $13.7 million.

Net cash used in investing activities was $80.1 million in fiscal 2003. Of the cash used in investing activities in fiscal 2003, $75.9 million was used for net purchase of short-term and long-term investments, $3.2 million was used for purchase of property and equipment and $1.0 million was for purchases of equity investments.

Net cash used in financing activities

Net cash used in financing activities was $6.4 million in fiscal 2005. The sole source of cash was $10.4 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. We used $16.6 million to repurchase 1,000,000 shares of common stock on the open market, as authorized by the board of directors in July 2004.

Net cash provided by financing activities was $127.0 million in fiscal 2004. The primary source of cash was the net proceeds received from issuance of convertible subordinated notes (the “Debt Offering”) of $145.1 million. In connection with the Debt Offering, we also issued a warrant exercisable for shares of our common stock to a bank and received additional cash proceeds of $35.9 million, while we paid $56.2 million in cash for entering into a bond hedge contract with the same bank. Other sources of cash included $24.1 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan and $0.2 million of repayment received for the notes receivable from stockholders. These cash inflows were offset by our $2.1 million repayment of notes payable to a bank and our repurchase of 1.1 million shares of our common stock for $20.0 million in order to minimize the dilutive effect of the Debt offering.

Net cash provided by financing activities was $5.0 million in fiscal 2003, which primarily consisted of proceeds from issuance of common stock of $4.9 million.

Capital resources

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. Total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $59.7 million as of March 31, 2005.

Contractual obligations

As of March 31, 2005, our principal commitments consisted of operating leases, the future amount of which was $13.5 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $150.0 million due in fiscal 2009. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The following summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$13.6	$3.3	$5.0	$4.6	$0.7
Convertible subordinated notes	150.0	—	—	150.0	—
Purchase obligations	2.4	2.4	—	—	—

Total	$166.0	$5.7	$5.0	$154.6	$0.7

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the course of business for which we have not received the goods or services as of March 31, 2005. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance sheet arrangements

As of March 31, 2005, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of March 31, 2005.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of March 31, 2005. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for eight of the last twelve fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and have an accumulated deficit of approximately $115.6 million as of March 31, 2005; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $115.6 million as of March 31, 2005. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years and for the year ended March 31, 2005. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

Our quarterly revenue and operating results are difficult to predict, and fluctuate from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher than anticipated costs in connection with patent litigation with Synopsys, Inc.;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

We currently face a patent infringement suit brought by Synopsys, Inc., and we may face additional intellectual property infringement claims or other claims against us or our customers that could be costly to defend and result in our loss of significant rights.

On September 17, 2004, Synopsys, Inc., filed suit against us for patent infringement (please see the discussion in “Item 3—Legal Proceedings” for further detail), and in the future other parties may assert intellectual property infringement claims against us or our customers. We have also acquired or may hereafter acquire software as a result of our past or future acquisitions, and we may be subject to claims that such software infringes the intellectual property rights of third parties.

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. In addition, many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims that are brought against them based on their use of our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe the patent portfolios of our competitors are far larger than ours, and this may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

Due to intellectual property litigation, including the Synopsys litigation, we could lose critical proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims and in labor litigation, and we may acquire companies that are actively engaged in such litigation.

We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business. Furthermore, publicly announced developments in litigation that are perceived to be adverse to us could cause our stock price to decline sharply and suddenly, which could result in securities litigation against us.

We may not be able to hire and/or retain the number of qualified personnel required for our business, particularly engineering personnel, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management, technical, sales, marketing and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to a lack of capacity to develop and market our products.

In particular, we continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in Silicon Valley where our headquarters is located.

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we are attempting to address this problem in part by implementing a stock option exchange program that will allow eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the current trading price, we cannot guarantee that this program will be approved by our stockholders. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation may affect employee morale. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees, we will be unable to increase our sales or implement or maintain our growth strategy.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, and we may be unable to recruit and retain these personnel.

We depend on our senior executives and certain key research and development and sales and marketing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. Furthermore, our larger competitors may be able to offer more generous compensation packages to executives and key employees, and therefore we risk losing key personnel to those competitors. If we lose the services of any of our key personnel, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of our senior executives to search for their replacements. The integration of our new executives or any new personnel could disrupt our ongoing operations.

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

Our business depends on sales to a small number of customers. In fiscal 2005, we had one customer that accounted for more than 10% of our revenue, and our top three customers together accounted for approximately 27% of our revenue. In fiscal 2004, we had two customers that accounted for 10% or more of our revenue, and our top three customers together accounted for approximately 27% of our revenue. In fiscal 2003, we had one customer that accounted for more than 10% of our revenue and our top three customers together accounted for approximately 23% of our revenue.

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

Blast Fusion has accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion and related products will account for most of our revenue for the foreseeable future. If integrated circuit designers do not continue to adopt Blast Fusion, our operating results will be significantly harmed. We must continue market penetration of Blast Fusion to achieve our growth strategy and financial success.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, experienced a slowdown starting in 2000, which negatively impacted and may continue to impact our business and operating results. While the semiconductor industry experienced a moderate recovery in 2003 and 2004, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. The continuing threat of terrorist attacks in the United States, the ongoing events in Iraq and other worldwide events including those in the Middle East have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

Because of the complexity of our products, we typically incur high field application engineering support costs to engage new customers and assist them in their evaluations of our products. If we fail to manage our customer engagement and support costs, our operating results could suffer. In addition, our gross margin may decrease if we are unable to manage support costs associated with the services revenue we generate or if we reduce prices in response to competitive pressure.

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

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty, which provides the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverages and limits that we believe are consistent with similarly situated companies within the EDA industry.

Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 43% of our total revenue from sales outside North America for fiscal 2005, compared to 48% for the fiscal 2004 and 39% for fiscal 2003. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Future changes in accounting standards for interpretations thereof, specifically those changes affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall. Implementation of internal controls reporting and attestation requirements, as further described below, will impose additional financial and administrative obligations on us and will cause us to incur substantial implementation costs from third party consultants, which could adversely affect our results.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The Nasdaq Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we have incurred and will continue to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. For example, we have incurred and will continue to incur significant expenses in connection with the implementation, documentation and testing of our control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities, and any valuation allowance that may be recorded against our deferred tax assets. These assumptions, judgments and estimates are difficult to make due to their complexity and the relevant tax law is often changing. Our future effective tax rates could be adversely affected by the following:

•	an increase in expenses not deductible for tax purposes, including deferred stock-based compensation and write-offs of acquired in-process research and development;

•	changes in the valuation of our deferred tax assets and liabilities;

•	future changes in ownership as defined by Internal Revenue Code Sections 382 and 383 which may limit realization of certain assets;

•	changes in forecasts of pre-tax profits and losses by jurisdiction used to estimate tax expense by jurisdiction;

•	assessment of additional taxes as a result of federal, state, or foreign tax examinations; or

•	changes in tax laws or interpretations of such tax laws.

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

If we fail to offer and maintain competitive stock option packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our patent litigation with Synopsys, Inc. (discussed above under “Item 3, Legal Proceedings”). As a result, many of the options held by our employees have an exercise price significantly above the current trading price of our stock; on April 25, 2005 approximately 75% of the options held by our non-executive employees were “underwater.”

On April 18, 2005, our Board of Directors authorized us to seek stockholder approval of a stock option exchange program which, if approved by stockholders, will allow employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant, which is expected to be in August 2005. We are seeking stockholder approval of the program at a special meeting of stockholders set for June 22, 2005. If our stockholders do not approve the stock option exchange program, our ability to retain employees could be affected.

If our stock price continues to decline in the future due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, we may be forced to grant additional options to retain employees. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	compensation charges against the company, which would negatively impact our operating results.

In addition, the new accounting requirements for employee stock options discussed below may adversely affect our option grant practices and our ability to recruit and retain employees.

When the accounting treatment for employee stock options changes, our reported results of operations will likely be adversely affected and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We will be required to adopt the new rules no later than the first quarter of our fiscal year 2007. We are currently assessing the impact of the adoption of SFAS 123R on our business practices; however, this change in accounting treatment will likely adversely affect our reported results of operations and hinder our ability to achieve profitability. Accordingly, we may consider changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in fiscal year 2005 and the third quarter of fiscal year 2003, we decreased our workforce by 23 and 32 employees, respectively. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could result in a disruption of our operations and harm to our business. We expect to incur a significant amount of consulting and other fees and expenses to document and enhance our financial processes and accounting controls and capabilities in order to achieve certification under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to manage our growth the execution of our business plan could be delayed.

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

Our directors, executive officers and stockholders who currently own over 5% of our common stock beneficially own a substantial portion of our outstanding common stock. These stockholders, in a combined vote, will be able to significantly influence all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of March 31, 2005, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The convertible notes we issued in May 2003 are debt obligations that must be repaid in cash in May 2008 if they are not converted into our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of our zero coupon convertible notes due May 2008. In early May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 30 percent of the total) of these notes at an average discount to face value of approximately 22 percent. Magma spent an aggregate of approximately $34.8 million on the repurchases. The repurchase leaves approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. We will be required to repay that principal amount in full in May 2008 unless the holders of those notes elect to convert them into our common stock before the repayment date. The conversion price of the notes is $22.86 per share. If the price of our common stock does not rise above that level, conversion of the notes is unlikely and we would be required to repay the principal amount of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

Hedging transactions and other transactions may affect the value of our common stock and our convertible notes.

We entered into hedging arrangements with Credit Suisse First Boston International at the time we issued our convertible notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. At the time of our May 2005 repurchase of our zero coupon convertible notes, a portion of the hedging arrangements were retired. These hedging arrangements are likely to have caused Credit Suisse First Boston International and others to take positions in our common stock in secondary market transactions or to enter into derivative transactions at or after the sale of the notes. Any market participants entering into hedging arrangements are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock or other securities, which may increase the volatility and reduce the market price of our common stock.

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

Neither we nor our subsidiaries are restricted under the indenture for the notes from incurring additional debt, including senior indebtedness. If we or our subsidiaries incur additional debt or other liabilities, our ability to pay our obligations on the notes could be further adversely affected. We expect that we and our subsidiaries from time to time will incur additional indebtedness and other liabilities.

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

Failure to obtain export licenses could harm our business by preventing us from transferring our technology outside of the United States.

We are required to comply with U.S. Department of Commerce regulations when shipping our software products and/or transferring our technology outside of the United States or to certain foreign nationals. We believe we have complied with applicable export regulations, however, these regulations are subject to change, and, future difficulties in obtaining export licenses for current, future developed and acquired products and technology could harm our business, financial conditions and operating results.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. As of March 31, 2005, a hypothetical 100 basis point increase in interest rates would result in approximately a $0.6 million decline in the fair value of our available-for-sale securities.

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

Credit Risk

We completed an offering on May 22, 2003 of $150.0 million principal amount of convertible subordinated notes due May 15, 2008. Concurrent with the issuance of the convertible notes, we entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston International. Both the bond hedge and warrant transactions may be settled at our option either in cash or net shares and expire on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Credit Suisse First Boston International and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

In April 2005, the Company repurchased $44.5 million face value of its convertible notes for $34.8 million. In doing so, the Company liquidated investments that generated a realized loss of approximately $0.7 million. The Company believes that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities. The Company’s investments that will mature in the next three to four months will be reinvested in short-term instruments in order to take advantage of rising short-term rates.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of March 31, 2005, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Magma Design Automation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in this report for the year ended March 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magma Design Automation, Inc.:

We have completed an integrated audit of Magma Design Automation, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ended March 31, 2005 and 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Jose, California

June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Magma Design Automation, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Magma Design Automation, Inc. and subsidiaries for the year ended March 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended March 31, 2003 as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Magma Design Automation, Inc. and subsidiaries for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

April 28, 2003

MAGMA DESIGN AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,622	$17,634
Restricted cash	2,950	2,662
Short-term investments	114,896	55,050
Accounts receivable, net	33,851	34,237
Prepaid expenses and other current assets	7,088	9,588

Total current assets	179,407	119,171
Property and equipment, net	21,309	15,196
Intangible assets, net	69,573	62,793
Goodwill	43,194	33,529
Long-term investments	—	78,158
Other assets	5,741	5,628

Total assets	$319,224	$314,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,010	$1,658
Accrued expenses	22,321	19,132
Deferred revenue	20,745	19,947

Total current liabilities	46,076	40,737
Convertible subordinated notes	150,000	150,000
Deferred income taxes	—	5,102
Other long-term liabilities	1,749	897

Total liabilities	197,825	196,736

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 35,249,858 and 33,941,692 shares issued and outstanding at March 31, 2005 and March 31, 2004, respectively	4	3
Additional paid-in capital	261,627	226,586
Deferred stock-based compensation	(5,749)	(718)
Accumulated deficit	(115,644)	(107,063)
Treasury stock at cost, 1,000,000 and 0 shares at March 31, 2005 and 2004, respectively	(16,606)	—
Accumulated other comprehensive loss	(2,233)	(1,069)

Total stockholders’ equity	121,399	117,739

Total liabilities and stockholders’ equity	$319,224	$314,475

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended March 31,
	2005	2004	2003
Revenue:
Licenses	$123,995	$100,387	$63,631
Services	21,946	13,342	11,461

Total revenue	145,941	113,729	75,092
Cost of revenue*	22,216	16,647	11,575

Gross profit	123,725	97,082	63,517

Operating expenses:
Research and development	41,716	26,097	18,687
In-process research and development	4,364	200	—
Sales and marketing	44,654	36,973	25,656
General and administrative	18,057	11,348	10,680
Restructuring costs	698	—	727
Amortization of intangible assets	18,011	1,745	—
Stock-based compensation**	1,879	7,086	4,773

Total operating expenses	129,379	83,449	60,523

Operating profit (loss)	(5,654)	13,633	2,994

Other income:
Interest income	2,287	2,584	1,841
Interest expense	(996)	(1,066)	—
Other expense, net	(1,082)	(100)	(578)

Other income, net	209	1,418	1,263

Net income (loss) before income taxes	(5,445)	15,051	4,257
Provision for income taxes	(3,136)	(3,576)	(1,183)

Net income (loss)	$(8,581)	$11,475	$3,074

Net income (loss) per share—basic	$(0.25)	$0.36	$0.10

Net income (loss) per share—diluted	$(0.25)	$0.29	$0.10

Shares used in calculation—basic	33,861	31,648	30,521

Shares used in calculation—diluted	33,861	40,245	31,976

* Stock-based compensation included in cost of revenue	$1	$9	$57

**Components of stock-based compensation included in operating expenses:
Research and development	1,336	3,638	2,096
Sales and marketing	125	317	1,458
General and administrative	418	3,131	1,219

	$1,879	$7,086	$4,773

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	STOCKHOLDERS’ EQUITY									Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Deferred stock-based compensation	Notes receivable from stockholders	Accumulated deficit	Treasury Stock		Comprehensive Income
	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2002	30,239,786	$3	$223,450	$(7,161)	$(1,936)	$(121,612)	—	$—		$—	$92,744
Exercise of warrants to purchase common stock	1,780	—	—	—	—	—	—	—		—	—
Issuance of common stock under stock incentive plans	810,574	—	4,949	—	—	—	—	—		—	4,949
Issuance of common stock to consultants	27,500	—	336	—	—	—	—	—		—	336
Issuance of common stock in connection with asset purchase	171,646	—	1,225	—	—	—		—		—	1,225
Repurchase of common stock	(78,398)	—	(405)	—	813	—	(37,142)	(408)		—	—
Repayment of note receivable from stockholder	—	—	—	—	20	—	—	—		—	20
Offset of amounts owed to stockholder against note receivable from stockholder	—	—	—	—	16	—	—	—		—	16
Accrued interest on notes receivable from stockholders	—	—	—	(121)	(136)	—	—	—		—	(257)
Reversal of accrued interest on note receivable	—	—	—	374	(374)	—	—	—		—	—
Reversal of stock-based compensation related to note receivable	—	—	—	440	(440)	—	—	—		—	—
Reversal of stock-based compensation for terminated employees	—	—	(1,155)	1,155	—	—	—	—		—	—
Amortization of deferred stock-based compensation	—	—	—	3,675	—	—	—	—		—	3,675
Comprehensive income
Net income	—	—	—	—	—	3,074	—	—	$3,074	—	3,074
Other comprehensive loss, net of tax
Unrealized gain on investments	—	—	—	—	—	—	—	—	19	—	19
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(29)	—	(29)

Other comprehensive loss									(10)	(10)

Comprehensive income									3,064

BALANCES AT MARCH 31, 2003	31,172,888	3	228,400	(1,638)	(2,037)	(118,538)	(37,142)	(408)		(10)	105,772
Issuance of common stock under stock incentive plans	3,009,139	—	24,059	—	—	—	—	—		—	24,059
Retirement of treasury stock	—	—	(408)	—	—	—	37,142	408		—	—
Issuance of common stock in connection with business combination	1,079,418	—	10,405	—	—	—	—	—		—	10,405
Issuance of common stock in connection with asset purchase	—	—	3,486	—	—	—	—	—		—	3,486
Repurchase of common stock	(1,110,000)	—	(19,980)	—	—	—	—	—		—	(19,980)
Settlement of note receivable from stockholder by repurchase of common stock	(209,753)	—	(1,800)		1,800	—	—	—		—	—
Repayment of note receivable from stockholder	—	—	—	—	214	—	—	—		—	214
Interest on notes receivable from stockholders	—	—	—	(15)	23	—	—	—		—	8
Stock-based compensation in connection with employee option grant	—	—	2,098	—	—	—	—	—		—	2,098
Deferred stock-based compensation	—	—	876	(876)	—	—	—	—		—	—
Reversal of stock-based compensation	—	—	(300)	300	—	—	—	—		—	—
Amortization of deferred stock-based compensation	—	—	—	1,511	—	—	—	—		—	1,511
Issuance of common stock warrant	—	—	35,904	—	—	—	—	—		—	35,904
Purchase of hedging instrument	—	—	(56,154)	—	—	—	—	—		—	(56,154)
Comprehensive income:
Net income	—	—	—	—	—	11,475	—	—	11,475	—	11,475
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(1,151)	—	(1,151)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	92	—	92

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,059)	(1,059)

Comprehensive income									$10,416

BALANCES AT MARCH 31, 2004	33,941,692	$3	$226,586	$(718)	$—	$(107,063)	—	$—		$(1,069)	$117,739

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share data)

	STOCKHOLDERS’ EQUITY									Accumulated Other Comprehensive loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Treasury Stock		Comprehensive Loss
	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2004 (CONTINUED)	33,941,692	$3	$226,586	$(718)	$—	$(107,063)	—	$—		$(1,069)	$117,739
Issuance of common stock under stock incentive plans	1,708,716	1	16,353	(6,000)	—	—	—	—		—	10,354
Issuance of common stock in connection with asset purchase	607,554	—	18,341	(1,088)	—	—	—	—		—	17,253
Repurchase of common stock	(1,008,104)	—	(4)	—	—	—	(1,000,000)	(16,606)		—	(16,610)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(177)	2,057	—	—	—	—		—	1,880
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	528	—	—	—	—	—		—	528
Comprehensive loss:
Net loss	—	—	—	—	—	(8,581)	—	—	$(8,581)	—	(8,581)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(206)	—	(206)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	(958)	—	(958)

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,164)	(1,164)

Comprehensive income									$(9,745)

BALANCES AT MARCH 31, 2005	35,249,858	$4	$261,627	$(5,749)	$—	$(115,644)	(1,000,000)	$(16,606)		$(2,233)	$121,399

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,581)	$11,475	$3,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,770	4,526	4,654
Amortization of intangible assets	24,384	4,566	218
Provision for doubtful accounts	187	618	552
Amortization of debt discount and issuance costs	983	835	—
Loss in equity investments	825	1,228	573
Loss on sale of short-term investments	—	59	—
Accrued interest on notes receivable from stockholders	—	8	(257)
Loss on sale of property and equipment	273	122	—
Stock-based compensation	1,880	7,095	4,830
In-process research and development	4,364	200	—
Income tax benefit realized from employee stock options and debt issuance costs	528	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(781)	(11,189)	(2,174)
Prepaid expenses and other current assets	2,102	(4,842)	(2,090)
Other assets	(617)	(99)	(1,570)
Accounts payable	1,352	251	(393)
Accrued expenses	1,106	4,776	(1,308)
Deferred revenue	798	4,301	(3,078)
Other long-term liabilities	555	825	(58)

Net cash provided by operating activities	37,128	24,755	2,973

Cash flows from investing activities:
Purchase of property and equipment	(12,692)	(13,673)	(3,210)
Cash paid for business and asset acquisitions, net of cash acquired	(31,017)	(81,243)	—
Purchase of strategic equity investments, net	(1,309)	(2,100)	(995)
Purchase of available for sale investments	(170,045)	(938,821)	—
Proceeds from maturities and sales of available for sale investments	187,325	895,110	—
Purchase of available for sale investments, net	—	—	(75,923)
Other assets	—	—	24

Net cash used in investing activities	(27,738)	(140,727)	(80,104)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes, net	—	145,074	—
Proceeds from issuance of common stock warrant	—	35,904	—
Purchase of hedge instrument	—	(56,154)	—
Proceeds from issuance of common stock under employee stock option and purchase plans	10,354	24,059	4,949
Repayment of note receivable from stockholders	—	214	20
Repurchase of common stock	(16,610)	(19,980)	—
Repayment of lease obligations	(119)	—	—
Repayment of notes payable to bank	—	(2,099)	—

Net cash provided by (used in) financing activities	(6,375)	127,018	4,969

Effects of exchange rate changes on cash and cash equivalents	(27)	282	(10)

Increase (decrease) in cash and cash equivalents	2,988	11,328	(72,172)
Cash and cash equivalents at beginning of year	17,634	6,306	78,478

Cash and cash equivalents at end of year	$20,622	$17,634	$6,306

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(7,088)	$2,974	$(1,155)

Forgiveness of notes receivable from stockholders	$—	$—	$581

Purchase of fixed assets under capital leases	$596	$—	$—

Reversal of accrued interest on note receivable,	$—	$—	$374

Reversal of stock-based compensation related to note receivable	$—	$146	$440

Settlement of note receivable from stockholder by repurchase of common stock	$—	$(1,800)	$—

Repurchase of common stock and treasury stock for reduction in note receivable from stockholder	$—	$—	$(813)

Offset of amounts owed to stockholder against note receivable from stockholders	$—	$—	$16

Issuance of common stock to consultants	$—	$—	$336

Issuance of common stock in connection with asset purchase	$18,341	$3,486	$1,225

Issuance of common stock in connection with business combinations	$—	$10,405	$—

Cash paid for:
Interest	$195	$—	$4

Income taxes	$611	$367	$853

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

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the completion of Magma’s current fiscal year ending March 31, 2005, Magma’s fiscal years will consist of four quarters of 13 weeks each except for each seventh fiscal year, which will include one quarter with 14 weeks. As a result of this change, the first quarter of Magma’s fiscal year 2006 will include three additional days, the results of which will be included in Magma’s Form 10-Q for that quarter.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform with the 2005 presentation. Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Although these securities are issued and rated as long-tem bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on the Company’s ability either to liquidate the holdings or to roll the investment over to the next reset period, the Company had historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less.

The Company accounts for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the Company’s re-evaluation of these securities, Magma reclassified as short-term investments any auction rate securities previously classified as cash equivalents for each of the periods presented in the consolidated balance sheets. This resulted in a reclassification from cash and cash equivalents to short-term investments of $55.1 million on the March 31, 2004 consolidated balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This resulted in a decrease in cash used in investing activities by $3.4 million for the year ended March 31, 2004 and an increase in cash used in investing activities by $58.5 million for the year ended March 31, 2003. These reclassifications had no impact on the previously reported net income or cash flows from operations.

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

Revenue recognition

Revenue consists of fees for perpetual and time-based licenses for the Company’s software products, post-contract customer support (“PCS”), customer training and consulting. The Company classifies its revenues as licenses or services.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific objective evidence of fair value of PCS. Service revenue consists of fees for consulting services, training, and PCS associated unbundled license arrangements. PCS sold with unbundled license arrangements is renewable after the initial PCS period expires, generally in one-year increments for a fixed percentage of the net license fee.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company considers arrangements where less than 100% of the license and initial period PCS fee is due within one year from the order date to have extended payment terms. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable. Payments received from customers in advance of revenue being recognized are presented as deferred revenue on the consolidated balance sheets.

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

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from unbundled licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from bundled licenses ratably over the term of the license period, as the license and PCS portions of a bundled license are not sold separately. Revenue from bundled arrangements with extended payment terms is recognized as the lesser of amounts due and payable or ratable portion of the entire fee.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commission expense

The Company recognizes sales commission expense as it is earned by its employees based on the terms of the respective commission plan. For orders recorded in fiscal year 2003, commissions were earned and expensed at the same time as revenue was recognized from the respective order. According to the terms of the fiscal 2005 and 2004 commission plan, for orders recorded in fiscal year 2005 and 2004, commissions are paid by the Company to employees over a period of time, typically over two to six quarters, depending on the size of the respective orders. These payments are spread evenly over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses on the consolidated balance sheets. Net prepaid commission totaled $1.4 million and $2.7 million at March 31, 2005 and 2004, respectively.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of March 31, 2005 and March 31, 2004, unbilled receivables were approximately $14.1 million and $14.9 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At March 31, 2005 and 2004, cumulative foreign currency translation loss is included in accumulated other comprehensive loss on the consolidated balance sheet.

Cash equivalents, short-term and long-term investments

The Company invests its excess cash in money market accounts and debt securities and considers all highly liquid debt instruments purchased with an original or remaining maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase between three and twelve months are classified as short-term investments and investments that have a maturity date more than twelve months from the balance sheet date, are classified as long-term investments.

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are classified as available for sale, and are recorded on the balance sheet at fair market value as of the balance sheet date with unrealized gains or losses reported as a separate component of stockholders’ equity until realized. The Company classified auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no gains or losses related to these securities were realized during the years ended March 31, 2005, 2004 and 2003. See “Reclassifications” in Note 1 for information regarding prior period reclassification of auction rate securities.

Cash equivalents, short-term investments, and long-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2005
Classified as current assets:
Cash	$16,979	$—	$—	$16,979
Money market funds	395	—	—	395
Commercial paper	3,249	—	(1)	3,248
Auction rate preferreds	6,998	2	—	7000
Government agencies	49,499	—	(525)	48,974
Corporate bonds	37,506	—	(316)	37,190
Auction rate certificates	19,650	—	—	19,650
Municipal obligations	2,090	—	(8)	2,082

	$136,366	$2	$(850)	$135,518

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2004
Classified as current assets:
Cash	$15,888	$—	$—	$15,888
Money market funds	1,746	—	—	1,746
Auction rate certificates	55,050	—	—	55,050

	72,684	—	—	72,684
Classified as non-current assets:
Corporate bonds	38,580	118	(10)	38,688
Government / Municipal debt securities	39,394	88	(12)	39,470

Total	$150,658	$206	$(22)	$150,842

As of March 31, 2005, the stated maturities of the Company’s current investments (including $3.2 million classified as cash equivalent investments in the table above) are $12.2 million within one year, $86.3 million within one to five years, $0 within five to ten years and $19.7 million after ten years.

As of March 31, 2005, $814,000 of the unrealized losses has duration of less than twelve months and $36,000 of the unrealized losses has duration of twelve months or greater. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at March 31, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. See “Subsequent Events” in Note 15 for information regarding the repurchase of convertible subordinated notes.

Restricted cash

As of March 31, 2005 and 2004, the Company had $3.0 million and $2.7 million, respectively, of restricted cash related to acquisitions and asset purchases completed during fiscal 2005 and 2004, to secure certain indemnification obligations related to these transactions. Such amount is disclosed separately on the consolidated balance sheet as of March 31, 2005 and 2004.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short and long-term investments and accounts receivable. The Company’s cash equivalents, short and long-term investments generally consist of commercial paper, government agencies, municipal obligations and money market funds with high quality financial institutions. Accounts receivable are typically unsecured and are derived from license and service sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

At March 31, 2005, one customer accounted for 10% of accounts receivable. At March 31, 2004, two customers accounted for 19% and 12% of accounts receivable. See Note 11 for a disclosure of customers accounting for greater than 10% of revenue for the years ended March 31, 2005, 2004 and 2003.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment consisted of the following (in thousands):

	March 31,
	2005	2004
Property and equipment, net:
Computer equipment	$21,346	$22,371
Software	5,269	3,039
Furniture and fixtures	2,251	1,330
Leasehold improvements	6,873	6,014

	35,739	32,754
Accumulated depreciation and amortization	(14,430)	(17,558)

	$21,309	$15,196

Depreciation expense was $7.8 million, $4.5 million and $4.7 million for the years ended March 31, 2005, 2004 and 2003, respectively.

The cost of equipment previously acquired under capital leases included in above property and equipment was $0.6 million as of March 31, 2005. Accumulated amortization of the leased equipment was $0.1 million as of March 31, 2005. Amortization of assets reported under capital leases was included with depreciation expense for the year ended March 31, 2005. There was no equipment under capital leases prior to the year ended March 31, 2004.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The investments are carried at cost and are included in other long-term assets in the consolidated balance sheets.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. For the years ended March 31, 2005, 2004 and 2003, the Company recorded net loss in equity investments of $0.8 million, $1.2 million and $0.6 million, respectively. At March 31, 2005 and 2004, the carrying value on the strategic investments was $2.3 million and $1.8 million, respectively.

In July 2003, the Company purchased an equity interest in SiliconCraft, a privately held company, for $0.4 million. The operating results of SiliconCraft were consolidated into the Company’s consolidated statement of operations since the date of investment based on the effective control that the Company exerted over SiliconCraft and the risk of loss associated with this investment. On February 23, 2004, the Company purchased the remaining equity interest in SiliconCraft (see Note 4). The operating results of SiliconCraft up to February 23, 2004 totaling $0.4 million was recorded as research and development expense in our consolidated statement of operations for the year ended March 31, 2004.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Year Ended March 31,
	2005	2004	2003
Net income (loss) attributed to common stockholders:
As reported	$(8,581)	$11,475	$3,074
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,880	7,095	4,830
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(21,931)	(22,819)	(10,325)

Pro forma	$(28,632)	$(4,249)	$(2,421)

Net income (loss) per share, basic:
As reported	$(0.25)	$0.36	$0.10

Pro forma	$(0.80)	$(0.13)	$(0.08)

Net income (loss) per share, diluted:
As reported	$(0.25)	$0.29	$0.10

Pro forma	$(0.80)	$(0.13)	$(0.08)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Year Ended March 31,
	2005	2004	2003
Stock options	$4.56	$8.48	$6.61
Employee stock purchase plans	3.47	$3.16	$3.58

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended March 31
	2005	2004	2003
Stock options:
Risk-free interest	3.00%	2.57%	2.43%
Expected life	2.63 years	3.0 years	4-5 years
Expected dividend yield	0%	0%	0%
Volatility	43%	63%	78%

	Year Ended March 31
	2005	2004	2003
Employee Stock Purchase Plans:
Risk-free interest	2.47%	1.23%	1.47%
Expected life	1.03 years	0.73 years	0.28 years
Expected dividend yield	0%	0%	0%
Volatility	44%	57%	77%

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and instead generally requires that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for fiscal years beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the first quarter of fiscal 2007. The Company is currently evaluating which transition method to use and option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible subordinated notes, convertible bond hedge and written call options. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The following table summarizes the Company’s carrying values and fair values of its other financial instruments as of March 31, 2005 and 2004 (in thousands):

	Carrying Value	Estimated Fair Value
March 31, 2005
Convertible subordinated notes	$150,000	$129,300
Convertible bond hedge	$(56,154)	$(6,858)
Written call option	$35,904	$2,887

March 31, 2004
Convertible subordinated notes	$150,000	$165,093
Convertible bond hedge	$(56,154)	$(62,745)
Written call option	$35,904	$43,669

In May 2005, the Company repurchased a portion of the convertible subordinated debt and terminated the corresponding portion of the hedge and warrant. Additional information is provided in “Note 15—Subsequent Events”.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2005	March 31, 2004
Unrealized gain (loss) on available-for-sale investments	$(847)	$111
Foreign currency translation adjustments	(1,386)	(1,180)

Accumulated other comprehensive loss	$(2,233)	$(1,069)

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” (“SFAS 123R”) SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be applied on a modified prospective basis as defined in SFAS 123R, and will be effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. The adoption of SFAS 123R will have a significant impact on the Company’s consolidated statement of operations as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes (see Note 1 to the Consolidated Financial Statements), as is the Company’s current practice.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment”. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123R. The provisions of SAB 107, as appropriate, will be adopted upon implementation of FAS123R in fiscal 2007.

FASB Staff Position (“FSP” ) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on the Company’s results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock subject to repurchase, stock options and warrants using the treasury stock method and convertible subordinated notes using the if-converted method. The diluted net loss per share is the same as the basic net loss per share for the year ended March 31, 2005 because potential common shares are not considered in calculation when their effect is antidilutive.

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common shares used to calculate diluted net income per share for the years ended March 31, 2005, 2004 and 2003 (in thousands):

	Year Ended March 31,
	2005	2004	2003
Weighted average common shares used to calculate basic net income (loss) per share	33,861	31,648	30,521
Convertible subordinated notes using the if-converted method	—	5,605	—
Options outstanding using the treasury method	—	2,880	1,094
Warrants outstanding using the treasury stock method	—	—	14
Common stock subject to repurchase using the treasury stock method	—	112	347

Shares used to calculate diluted net income (loss) per share	33,861	40,245	31,976

For the year ended March 31, 2005, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. This includes 6,562,000 shares for the convertible subordinated notes and 9,990,580 shares of common stock issuable under stock option plans outstanding as of March 31, 2005. The weighted-average exercise price of stock options outstanding was $15.30 per share for the year ended March 31, 2005.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	March 31,
	2005	2004
Accounts receivable, net:
Trade accounts receivable	$20,170	$19,620
Unbilled receivable	14,106	14,940

Gross accounts receivable	34,276	34,560
Allowance for doubtful accounts	(425)	(323)

	$33,851	$34,237

Accrued expenses:
Accrued sales commissions	$2,157	$2,112
Accrued bonuses	753	3,325
Other payroll and related accruals	3,443	3,551
Acquisition accrual	6,488	3,455
Accrued professional fees	2,753	675
Income taxes payable	3,791	3,426
Other	2,936	2,588

	$22,321	$19,132

Note 4.    Business Combinations

Fiscal 2004 business combinations

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

The Company acquired all the outstanding shares of Aplus in exchange for initial consideration of $0.9 million cash and 0.3 million shares of the Company’s common stock at $16.69 per share, the average closing stock price for the period shortly prior to and after the announcement of this transaction. The Company also agreed to pay a total of $3.2 million of cash and 0.8 million shares of the Company’s common stock (collectively, the “Contingent Consideration”) to the Aplus shareholders pursuant to an earnout provision. The shares of common stock included in the Contingent Consideration were issued and placed in escrow and considered to be issued and outstanding as of the consummation date. Under the terms of the earnout provision, the Contingent Consideration was to be distributed to Aplus shareholders upon achieving or exceeding revenue, technology or financial targets. The earnout provisions were amended in April 2004 to revise the technical milestones and eliminate the financial targets, but the total Contingent Consideration remains the same. As of March 31, 2005, the Company had paid the Contingent Consideration of approximately $2.9 million in cash and released 0.7 million shares of the Company’s common stock from the escrow, based on the achievement of the targets as of March 31, 2005. The Contingent Consideration, when earned, is considered an additional acquisition

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost and recorded as an increase to the developed technology intangible asset. That amount is being amortized to cost of revenue over the remaining economic life of the developed technology intangible asset.

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

In accordance with a merger agreement (the “Merger Agreement”), the Company acquired all the outstanding shares of Silicon Metrics in exchange for initial consideration of $18.0 million in cash to Silicon Metrics shareholders. The Company also agreed to pay up to $14.0 million of cash in contingent consideration to the Silicon Metrics shareholders upon achieving or exceeding certain financial milestones. As of March 31, 2005, the $14.0 million of contingent consideration has been earned, of which $11.2 million has been paid as of March 31, 2005. The contingent consideration, when earned, was considered an additional acquisition cost and was recorded as an increase to goodwill.

Pursuant to the terms of the Merger Agreement, $1.8 million of the initial consideration was retained by the Company in a segregated bank account to secure certain indemnification obligations of the Silicon Metrics shareholders and bonus plan participants. As of March 2005, $1.7 million of this amount has been released to the Silicon Metrics stockholders and the remaining $0.1 million was included in restricted cash, which is separately disclosed on the Company’s consolidated balance sheet as of March 31, 2005. An additional amount of $0.8 million was retained by the Company to secure indemnification obligations with respect to certain litigation, and this amount was released to the Silicon Metrics stockholders in February of 2004 in connection with the settlement of the litigation.

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

Pursuant to an Agreement and Plan of Merger (the “RLC Merger Agreement”), the Company acquired all the outstanding shares of Random Logic in exchange for cash consideration of $20.0 million. Pursuant to the terms of the RLC Merger Agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders. As of March 31, 2005, the entire amount in the escrow account has been released to the Random Logic shareholders. The results of operations from Random Logic have been included in Magma’s results of operations from the acquisition date.

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

Prior to the acquisition, the Company had 20% equity interest in SiliconCraft as a result of earlier equity investment which occurred in October 2003. (See Note 1) In this transaction, the Company acquired all remaining outstanding shares of SiliconCraft in exchange for the initial cash consideration of $1.2 million. In addition to the initial consideration, the Company may pay up to $1.5 million of cash in contingent consideration to the SiliconCraft shareholders upon achieving certain technology milestones. As of March 31, 2005, the $1.5 million of contingent consideration had been earned and paid. The contingent consideration, when earned, was considered an additional acquisition cost and was recorded as an increase to goodwill.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams using discount rates ranging from 15% to 22%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

Other intangibles include the value of an existing customer relationship or base, patents, existing customer contracts, no ship right and trademarks. These intangible assets were valued using discount rates ranging from 15% to 17%.

The valuation method used to value in-process research and development is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 22% for the Silicon Metrics acquisition. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 51% to 52% for the Silicon Metrics acquisition. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Asset Purchases

Fiscal 2005 asset purchases

Mojave, Inc. (“Mojave”)

On April 29, 2004, the Company completed its acquisition of Mojave, Inc., a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave allows Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The Company did not assume any stock options or warrants. No contingent consideration yet has been paid under the agreement as of March 31, 2005 because none of the milestones have been achieved. The contingent consideration, when earned, will be considered as an additional acquisition cost and recorded as an increase to the developed technology intangible asset. The amount will be amortized over the remaining economic life of the developed technology intangible asset.

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

The valuation method used to value in-process research and development (“IPR&D”) is a form of discounted cash flow method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology project were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and had no alternative future uses. The percentage of completion for the in-process project was determined by identifying the elapsed time and costs invested in the project as a ratio of the total time and costs required to bring the project to technical and commercial feasibility, as well as consideration of engineering milestones required to complete the project. The percentage of completion for the in-process project acquired was 12.4%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. There has been no material change to the IPR&D project schedule as of March 31, 2005. Revenue resulting from the IPR&D project is expected to commence in fiscal year 2006.

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

As part of the initial consideration for the Mojave acquisition, the Company paid cash of $1.3 million which was recorded as deferred cash compensation and issued Magma common stock with a value of $1.3 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation, and are charged to operating expense as services are performed. During year ended March 31, 2005, the Company amortized $0.7 million of deferred cash compensation, and $0.7 million of deferred stock-based compensation related to the Mojave acquisition.

Lemmatis, Inc.

On April 16, 2004, the Company acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to the merger agreement, the Company paid the stockholders of Lemmatis initial consideration of approximately $0.6 million in cash, less $60,000 which the Company withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.4 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of March 31, 2005, the Company has paid $0.6 million of contingent consideration in connection with achievement of technology milestones.

Based on management’s estimates and appraisal, the $0.6 million of initial consideration, $76,000 of legal and other professional expenses directly associated with the acquisition and the $0.6 million of contingent consideration paid as of March 31, 2005 were entirely allocated to developed technology and included in the intangible asset balance on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2005. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Fortis Systems, Inc.

On December 22, 2004, the Company acquired Fortis Systems, Inc. (“Fortis”), a privately-held developer of optical proximity correction and lithography simulation technology. Pursuant to the merger agreement, the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company paid the stockholders of Fortis initial consideration of approximately $0.5 million in cash, less $50,000 which the Company withheld to secure the indemnification obligations of the Fortis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.0 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of March 31, 2005, no contingent consideration was paid for milestone achievement. The acquisition of Fortis has been accounted for as an asset purchase transaction.

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

We identified value of in-process research and development through discounted cash flow method and charged it to operating expenses. Such charges related to technologies for which commercial feasibility had not been established and had no alternative future uses. Revenue resulting from the IPR&D project is expected to commence in fiscal year 2007.

Fiscal 2004 asset purchases

Technology License

On March 26, 2004, the Company acquired a technology license and certain other information from another company for a total fee of $22.8 million. The licensed technology will be integrated into the Company’s current product offerings as a formal verification equivalency checking tool that will be used to verify whether two different representations of a circuit are logically equivalent. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free, non-exclusive, assignable, worldwide license. Further, the Company has a three-year period of exclusivity before the licensor can offer the licensed technology to the Company’s competitors. Based on management’s estimates and appraisal, the license fee of $22.8 million and $0.2 million of legal and other professional expenses directly associated with the acquisition of the license were entirely allocated to a licensed technology intangible asset and included in the intangible asset balance on the Company’s consolidated balance sheet as of March 31, 2005 and 2004 (see Note 6). This licensed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Other Asset Purchases

During the year ended March 31, 2004, the Company completed three other asset purchases for an aggregate consideration of $17.7 million in upfront payments and related acquisition expenses of $0.5 million. Two of these purchase transactions included an earnout provision under which the Company may pay contingent

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of up to $2.8 million in cash based on the achievement of certain technology milestones as outlined in the respective asset purchase agreement. As of March 31, 2005, the Company has paid $2.5 million and accrued $0.2 million contingent consideration under these arrangements as certain milestones have been met.

The $0.9 million of the initial consideration for one of these asset purchase transactions was retained by the Company in a segregated bank account as of March 31, 2004 to secure certain indemnification obligations. This amount is included in restricted cash, which is separately disclosed on the Company’s consolidated balance sheet as of March 31, 2004. The entire amount has been released to the shareholders as of March 31, 2005.

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

Note 6.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Notes 4 and 5 (in thousands):

	March 31, 2005			March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$43,194	$—	$43,194	$33,529	$—	$33,529

Other intangible assets:
Developed technology	$59,083	$(16,488)	$42,595	$29,507	$(3,316)	$26,191
Licensed technology	23,014	(7,668)	15,346	22,988	—	22,988
Customer relationship or base	2,200	(637)	1,563	2,200	(200)	2,000
Patents	11,792	(3,355)	8,437	11,282	(1,032)	10,250
Acquired customer contracts	900	(438)	462	900	(137)	763
Assembled workforce	1,235	(330)	905	200	(31)	169
No shop right	100	(73)	27	100	(23)	77
Trademark	400	(162)	238	400	(45)	355

Total	$98,724	$(29,151)	$69,573	$67,577	$(4,784)	$62,793

During fiscal 2005, in accordance with certain milestone achievement earnout provisions contained in prior acquisition agreements, the Company accrued or paid approximately $26.9 million in earnout payments, of which $15.5 million was recorded as goodwill and $11.4 million was recorded as developed technology. In the second quarter of fiscal 2005, the Company reduced its goodwill and deferred tax liabilities each by $5.0 million to reflect purchase price adjustments on the Company’s acquisitions. The Company also recorded tax benefits from acquired tax attributes, primarily net operating losses, by reducing its goodwill and income tax payables each by $1.6 million during fiscal 2005.

For the years ended March 31, 2005 and 2004, amortization expense related to other intangible assets was $24.4 million and $4.5 million, respectively, of which $6.4 million and $2.8 million, respectively, is included in cost of sales as they related to the products sold, while the remaining $18.0 million and $1.7 million, respectively, is shown as a separate line item in the Company’s consolidated statement of operations.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2005, the estimated future amortization expense of other intangible assets in the table above is as follows :

Fiscal year	Estimated Amortization Expense
2006	$27,353
2007	26,058
2008	9,537
2009	5,827
2010 and after	798

$69,573

In accordance with SFAS 142, the Company performed an annual goodwill impairment test as of December 31, 2004 and determined that goodwill was not impaired. In performing the impairment test, the Company determined that it had one reporting unit. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 7.    Restructuring charge

During each of the years ended March 31, 2005 and 2003, the Company recorded a restructuring charge of $0.7 million related to employee termination costs of 22 and 32, respectively, employees resulting from the Company’s realignment to current business conditions. All termination costs have been paid as of March 31, 2005.

Note 8.    Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.4 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method. As of March 31, 2005, approximately $1.8 million of transaction fees and debt issuance costs had been amortized. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

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

•

The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement,

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the Notes. The net cost incurred in connection with these arrangements was approximately $20.3 million, which is presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The net cost consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant. The shares issuable under these arrangements were excluded from the calculation of earnings per share for the year ended March 31, 2005 and 2004 as their effect is anti-dilutive.

Note 9.    Stockholders’ Equity

Stock incentive plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company (with the approval of the Compensation Committee of the Board of Directors (the “Committee”) may grant non-qualified stock options to “New Hire” employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan is 1,000,000 shares. The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the plan continues until May 4, 2011. As of March 31, 2005, there were options to purchase 387,625 shares outstanding under the Inducement Plan, and 612,375 shares were available for the grant of future options or other awards under the plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, stock appreciation rights (“SARs”) or unit awards (“Stock Units”) based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of March 31, 2005, there were options to purchase 8,281,120 shares outstanding under the 2001 Plan, and 680,410 shares were available for the grant of future options or other awards under the plan.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) (collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At March 31, 2005, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Option Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At March 31, 2005, there were options to purchase 4,000 and 1,294,177 shares outstanding under the 1997 and 1998 plans, respectively.

Moscape 1997 Incentive Stock Plan

The Moscape 1997 Incentive Stock Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years. At March 31, 2005, there were options to purchase 23,658 shares outstanding under the Moscape Plan.

Activity under the 1997, 1998, 2001 and 2004 Plans, and the Moscape Plan is summarized as follows:

	Year Ended March 31,
	2005		2004		2003
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning balance	7,849,542	$15.01	6,289,906	$8.87	4,325,016	$7.65
Granted	3,567,990	$15.35	4,513,956	$19.21	3,188,199	$9.88
Restricted stock awarded	487,803	$—	—	$—	101,352	$—
Restricted stock issued	(487,803)	$—	—	$—	—	$—
Exercised	(627,657)	$7.90	(2,612,519)	$8.00	(568,210)	$4.55
Forfeited	(799,295)	$18.33	(341,801)	$11.11	(756,451)	$9.87

Ending balance	9,990,580	$15.30	7,849,542	$15.01	6,289,906	$8.87

At March 31, 2005, 2004 and 2003, 4,944,755, 3,230,246 and 3,663,477 outstanding options were exercisable with a weighted average exercise price per share of $14.20, $9.88 and $7.67, respectively.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at March 31, 2005:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.06 – 9.20	1,702,020	7.31	$7.50
$10.50 – 11.55	1,048,929	5.95	$10.89
$11.67 – 13.47	875,259	9.21	$12.92
$13.50 – 13.57	1,536,301	9.84	$13.57
$15.06 – 16.57	1,376,501	8.56	$16.34
$16.67 – 20.08	1,184,550	8.67	$18.44
$20.09 – 22.85	1,445,583	8.73	$21.81
$23.00 – 30.28	821,437	8.69	$25.18

	9,990,580	8.38	$15.30

	Year Ended March 31,
	2005		2004		2003
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	3,567,990	$15.35	4,216,563	$20.07	3,188,199	$10.19

Options granted with exercise prices less than fair value at date of grant	—	$—	297,393	$7.00	—	$—

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under Magma’s 2001 Stock Incentive Plan, that vest while the participant remains employed by and in good standing with Magma. Non-executive participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers as well as certain other participants that receive a restricted stock award under the KC Incentive Plan will have accelerated vesting of such award upon a change in control of Magma. In the event of Magma’s change in control, the participant’s unvested shares of restricted stock granted under the KC Incentive Plan will accelerate by 25%. In addition, if the participant is, or is deemed to have been, involuntarily terminated employment within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Stock Incentive Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of March 31, 2005, 487,803 shares of restricted stock were issued under the KC Incentive Plan. In connection with the restricted stock grants, the Company recognized approximately $6.0 million of stock-based compensation to be amortized over vesting period of approximately four years. During fiscal 2005, the Company amortized $0.8 million of such deferred stock-based compensation.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred stock-based compensation related to an option granted to a senior executive

On May 14, 2003, the Company granted a senior executive an option to purchase 297,393 shares of its common stock at an exercise price of $7.00 per share, of which the first 209,753 shares vested immediately upon grant and the remaining 87,640 shares vest in equal monthly installments through March 5, 2005. In connection with this option grant, the Company recognized approximately $2.1 million of stock-based compensation immediately upon grant with respect to the vested shares and recorded $0.9 million of deferred stock-based compensation to be amortized over vesting period of 22 months for the remaining shares. During fiscal 2005 and 2004, the Company amortized $0.1 million and $0.7 million, respectively, of such deferred stock-based compensation. In aggregate, the Company recognized $0.1 million and $2.8 million, respectively, of stock-based compensation expense related to this option grant in fiscal 2005 and 2004.

Options to consultants and other non-employees

During fiscal 2003, the Company granted options to purchase 43,120 shares of common stock to consultants and other non-employees with weighted average exercise prices of approximately $11.250. The fair value of such options was calculated at the end of each reporting period through the applicable vesting date based upon the Black-Scholes option pricing model, and the resulting expense was being amortized based on the term of the consulting agreement or service period. Included in amortization of stock-based compensation in the consolidated statements of operations was amortization related to consultants and other non-employees of $0.5 million for the years ended March 31, 2003. No stock-based compensation expense related to non-employee option grants in fiscal 2003 was recorded during the years ended March 31, 2005 and 2004 as the service agreements with those non-employees were terminated prior to the beginning of fiscal 2004.

Employee stock purchase plans

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their defined compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended March 31, 2005, a total of 593,256 shares were issued under the 2001 Purchase Plan with average price of $9.10 per share.

As of March 31, 2005, a total of 3,337,419 shares of common stock remained available for issuance under the 2001 Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

Stockholder notes

In October 2001, the Company’s President, Mr. Roy Jewell, exercised an option to purchase 428,570 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2001, the Company’s Vice President-North America Sales exercised an option to purchase 85,713 shares of common stock at the exercise price of $10.50 per share by executing a full recourse promissory note of approximately $900,000 bearing interest of 5.5% per annum and due in March 2006. The provisions of the note agreement allowed for forgiveness of $540,000 related to principal due under the note and $72,000 related total interest to maturity over the five-year term of the note. In March 2002, the Company forgave approximately $110,000 in principal and interest. The Vice President-North America Sales resigned in September 2002, at which time the outstanding balance of the note including accrued interest was approximately $829,000. In September 2002, the Company repurchased 75,714 shares of common stock from the Vice President-North America Sales for a total of approximately $813,000 by reducing the note balance by that amount. The remaining note balance of approximately $16,000 was offset by amounts owed to the Vice President-North America Sales.

Note 10.    Commitments and Contingencies

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through July 2010. Approximate future minimum lease payments under these operating leases at March 31, 2005 are as follows (in thousands):

Fiscal year	March 31, 2005
2006	$3,243
2007	2,644
2008	2,505
2009	2,311
2010 and after	2,827

$13,530

Rent expense for the years ended March 31, 2005, 2004, and 2003 was approximately $4.4 million, $3.1 million and $2.3 million, respectively.

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923 (“MMC”), United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 21, 2004, the Company filed its answer and counterclaims (“Answer”) to the Complaint. On November 10, 2004, Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004, Magma filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied in part and granted in part Synopsys’ motion. In its pretrial preparation order dated January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Discovery is ongoing.

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against the Company and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against the Company), (4) fraud (against the Company), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants).

On April 1, 2005, the Company filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005. On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit and filed against the Company a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel. On June 7, 2005, Synopsys filed a Second Amended Complaint asserting six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. The Second Amended Complaint seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, royalties and other benefits allegedly obtained by the Company as a result of its alleged use of Synopsys’s alleged inventions.

On June 10, 2005, Magma filed an opposition to Synopsys’s assignor estoppel motion, an opposition and cross-motion for summary judgment with respect to Synopsys’s unfair competition motion, and a motion for summary judgment as to the Second through Sixth Causes of Action in the Second Amended Complaint. Synopsys’s motions are scheduled to be heard on July 8, 2005 and Magma’s motions are scheduled to be heard on July 15, 2005.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys, therefore, no contingent liability has been recorded as of March 31, 2005.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded to the shareholder class, therefore, no contingent liability has been recorded at March 31, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, from time to time, the Company is involved in other disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business expands and the Company grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2005.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2005 or 2004. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended March 31,
	2005	2004	2003
United States	$82,537	$58,675	$45,581
Europe	26,412	24,657	16,198
Japan	26,194	23,592	9,946
Asia Pacific	10,798	6,805	3,367

Total	$145,941	$113,729	$75,092

	Year Ended March 31,
	2005	2004	2003
United States	57%	52%	61%
Europe	18	21	22
Japan	18	21	13
Asia Pacific	7	6	4

Total	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Year Ended March 31,
	2005	2004	2003
Customer A	16%	14%	*
Customer B	*	10%	12%

*	Less than 10% of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 12.    Income Taxes

Income tax expense, all current, consisted of the following (in thousands):

	Year Ended March 31,
	2005	2004	2003
Federal	$1,574	$575	$169
State	227	264	237
Foreign	1,335	2,737	777

Total income tax expense	$3,136	$3,576	$1,183

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended March 31,
	2005	2004	2003
United States	$(8,067)	$9,822	$2,217
International	2,622	5,229	2,040

Total income (loss) before provision for income taxes	$(5,445)	$15,051	$4,257

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended March 31,
	2005	2004	2003
Federal tax at statutory rate	$(1,906)	$5,216	$1,490
Permanent differences, primarily related to stock-based compensation	333	144	1,851
In process research and development	1,527	—	—
Export sales benefit	(295)	—	—
Goodwill and intangibles	672	—	—
State tax, net of federal benefit	479	217	154
Foreign tax withholding, not benefited for U.S. tax purposes	—	2,099	—
Foreign tax rate differential	314	639	72
Credits	(1,470)	(1,794)	—
Change in valuation allowance	3,552	(2,709)	(2,553)
Other	(70)	(236)	169

Total income tax expense	$3,136	$3,576	$1,183

Reclassifications have been made to our fiscal 2004 presentation in order to conform to the current year’s presentation.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $2.7 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax assets:
Capitalized costs	$1,674	$1,845
Accrued liabilities	2,760	745
Property and equipment	2,924	649
Accrued compensation related expenses	1,959	828
Net operating loss and credit carryforwards	48,119	43,310

Gross deferred tax assets	57,436	47,377
Valuation allowance	(41,957)	(47,377)

Total deferred tax assets	15,479	—
Deferred tax liabilities—acquired intangible assets	(15,479)	(5,102)

Net deferred tax liabilities	$—	$(5,102)

At March 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $106.4 million and $24.6 million, respectively, available to reduce future income subject to income taxes. The net operating loss carryforwards will begin to expire in 2018 and 2006, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $6.1 million and $5.7 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2012 through 2025, and the California research credits carry forward indefinitely.

Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended March 31, 2005 the company has provided a valuation allowance against our net deferred tax assets. The net change in the valuation allowance for the years ended March 31, 2005 and 2004 was a decrease of $5.4 million and an increase of $5.4 million, respectively.

Approximately $14.4 million of the valuation allowance at March 31, 2005 is attributable to employee stock option deductions and original issue discount deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized. Approximately $8.7 million of the valuation allowance at March 31, 2005 is attributable to deferred assets which were recorded in connection with various acquisitions. When recognized, the benefit of these assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related the acquisitions; and third, to reduce income tax.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the year, original issue discount deductions, and utilization of net operating loss carryovers applicable to acquired entities. The benefits applicable to stock options and original issue discount were credited directly to stockholders’ equity and amounted to $0.5 million and zero for fiscal years 2005 and 2004, respectively. The benefits applicable to acquired entities were credited directly to goodwill and other intangible assets and amounted to $1.6 million and zero for fiscal years 2005 and 2004, respectively.

The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Code. If an ownership change occurs, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to an annual limitation on the amount that can be utilized in future years to offset future taxable income The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards prior to utilization. The Company has determined that the utilization of the net operating losses that were recorded as part of the acquisition of Silicon Metrcis Corporation will be subject to an annual limitation. As of March 31, 2005 the company had approximately $25.5 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.5 million of these net operating losses each year.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. We have completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on our results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. At this time, we do not expect that the deduction will have a material impact on our reported income tax rate.

Note 13.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement which expires in 2010. The total rental commitment for the building over the lease term is $11.4 million. In fiscal 2005 and 2004, the Company recorded $1.7 million and $0.8 million, respectively, of rent expense related to this lease and recognized $2.1 million and $0.5 million, respectively, in revenue from the sale of software licenses to this customer. No revenue was recognized from the sale of software licenses to this customer in fiscal 2003. This customer had $79,000 and $0 outstanding accounts receivable balance at March 31, 2005 and 2004, respectively.

As of March 31, 2005, Magma invested approximately $1.9 million in two private companies. Both of these companies purchased software licenses from the Company during fiscal year 2005 and 2003. For the fiscal years ended March 31, 2005, 2004 and 2003, the Company recognized $0.5 million, $0 and $0.4 million in revenue from these software licenses, respectively.

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

Note 15.    Subsequent Events

Repurchase of Convertible Subordinated Notes

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 30 percent of the total) of the company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22 percent. The Company spent approximately $34.8 million on the repurchases. The repurchase left approximately $105.5 million principal amount of convertible subordinated notes outstanding. In addition, a portion of a hedge and warrant transaction entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In connection with the transactions, the Company will record a non-recurring pre-tax gain of $9.7 million on the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase, which was partially offset by the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes in the first quarter of fiscal 2006. The proceeds from the termination of the hedge and warrant will be recorded against additional paid-in capital.

Repurchase of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2.0 million shares of its common stock. The stock repurchase was completed in May 2005. The Company used approximately $16.0 million to repurchase 2.0 million shares of common stock. The repurchased shares are to be used for general corporate purposes.

Option Exchange Program

On April 18, 2005 the Company’s Board of Directors authorized Magma to seek stockholder approval of an option exchange program designed to promote employee retention and reward contributions to stockholder value. Under the program, the company will offer to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50 for a smaller number of new options at an exercise price equal to fair market value on the date of grant, expected to be in August 2005. Directors and executive officers are not eligible to participate in this option exchange program. The exercise prices of outstanding options that are eligible for the program range from $10.50 to $30.28 per share, and these options are held by approximately 554 employees. The Company is seeking stockholder approval of the program at a special meeting of stockholders set for June 22, 2005.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended March 31, 2005. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2005
Revenue	$36,029	$36,928	$37,306	$35,678
Gross profit	$30,987	$31,418	$31,727	$29,593
Net income (loss)	$(2,535)	$287	$(719)	$(5,614)
Net income per share—Basic(1)	$(0.08)	$0.01	$(0.02)	$(0.16)
Net income per share—Diluted(1)	$(0.08)	$0.01	$(0.02)	$(0.16)

	Quarter
	First	Second	Third	Fourth
FY 2004
Revenue	$22,813	$25,817	$31,052	$34,047
Gross profit	$19,567	$21,925	$26,311	$29,279
Net income	$73	$3,415	$3,761	$4,226
Net income per share—Basic(1)	$0.00	$0.11	$0.12	$0.13
Net income per share—Diluted(1)	$0.00	$0.09	$0.09	$0.10

(1)	Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2005 and 2004 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our internal control over financial reporting, which is part of our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Even though our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we are committed to enhancing our controls on a continuing basis.

Inherent Limitations on Effectiveness of Controls.    Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Magma have been detected. Our management, including our CEO and CFO, has concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.    Our management’s assessment of the effectiveness of our internal control over financial reporting is discussed in “Management’s Report On Internal Control Over Financial Reporting” appearing under Item 8 of this Annual Report.

Audit Report of PricewaterhouseCoopers LLP.    Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting as of March 31, 2005. This report appears under Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting.    We have recently completed our first annual company-wide review of our internal control over financial reporting, as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as a complement to our existing overall program of internal control over financial reporting. In this connection, we improved the design and effectiveness of our internal control over financial reporting throughout the year ended March 31, 2005. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our directors and compliance with Section 16(a) of the Exchange Act, will be presented under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be held on August 30, 2005. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants—Audit and Non-Audit Fees” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” contained in our definitive proxy statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements. Reference is made to the Index to Registrant’s Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Registrant is filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial statements of Magma Design Automation, Inc.:

Schedule II—Valuation and Qualifying Accounts for the year ended March 31, 2005, 2004 and 2003.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

(b)	Exhibits.

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this item.

(c)	Financial statements schedules.

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2005

MAGMA DESIGN AUTOMATION, INC.

By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005

/s/ GREGORY C. WALKER Gregory C. Walker	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2005

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 14, 2005

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	June 14, 2005

Susumu Kohyama	Director	June 14, 2005

/s/ THOMAS ROHRS Thomas Rohrs	Director	June 14, 2005

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 14, 2005

/s/ CHET SILVESTRI Chet Silvestri	Director	June 14, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Year ended March 31, 2005
Allowance for doubtful accounts	$323,000	187,000	(85,000)	$425,000
Year ended March 31, 2004
Allowance for doubtful accounts	$531,000	618,000	(826,000)	$323,000
Year ended March 31, 2003
Allowance for doubtful accounts	$100,000	552,000	(121,000)	$531,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Stock Option Award and Agreement for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)	10-Q	000-33213	10.2	February 9, 2005

10.3#	Form of Notice of Stock Option Award for grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.4	December 27, 2004

10.4	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for other than Executive Officers)	8-K	000-33213	10.2	December 27, 2004

10.5#	Form of Notice and Agreement for Restricted Share Award grants pursuant to Registrant’s 2001 Stock Incentive Plan (for Executive Officers)	8-K	000-33213	10.3	December 27, 2004

10.6#	Registrant’s 2001 Employee Stock Purchase Plan, as amended	S-8	333-112326	99.2	January 30, 2004

10.7#	Registrant’s 2004 Employment Inducement Award Plan	10-Q	000-33213	10.1	November 9, 2004

10.8	Magma 2005 Key Contributor Long-Term Incentive Plan, including form of Award Statement	8-K	000-33213	10.1	December 27, 2004

10.9#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.10#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.11#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.12#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.13#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.14	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.15	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.16#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.17#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.18#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.19#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.20	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3com)	10-Q	000-33213	10.2	November 14, 2003

10.21#	Summary of Standard Director Compensation Arrangements for non-Employee Directors	8-K	000-33213	99.1	June 10, 2005

21.1	List of Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP					X

23.2	Consent of KPMG LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.