Form 10-Q
period 2005-07-03
MAGMA DESIGN AUTOMATION INC
filed 2005-08-12
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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

On August 1, 2005, 35,059,260 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 3, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 3, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,545	$20,622
Restricted cash	274	2,950
Short-term investments	43,696	114,896
Accounts receivable, net	35,052	33,851
Prepaid expenses and other current assets	6,347	7,088

Total current assets	123,914	179,407
Property and equipment, net	22,004	21,309
Intangibles, net	91,260	69,573
Goodwill	43,012	43,194
Restricted cash	3,543	—
Other assets	4,535	5,741

Total assets	$288,268	$319,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,201	$3,010
Accrued expenses	29,724	22,321
Deferred revenue	21,267	20,745

Total current liabilities	53,192	46,076
Convertible subordinated notes	105,500	150,000
Other long-term liabilities	5,852	1,749

Total liabilities	164,544	197,825
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	278,333	261,627
Deferred stock-based compensation	(4,984)	(5,749)
Accumulated deficit	(115,667)	(115,644)
Treasury stock	(32,651)	(16,606)
Accumulated other comprehensive loss	(1,311)	(2,233)

Total stockholders’ equity	123,724	121,399

Total liabilities and stockholders’ equity	$288,268	$319,224

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	July 3, 2005	June 30, 2004
Revenue:
Licenses	$33,910	$30,892
Services	4,922	5,137

Total revenue	38,832	36,029

Cost of revenue:
Licenses	4,414	1,308
Services*	3,857	3,734

Total cost of revenue	8,271	5,042

Gross profit	30,561	30,987

Operating expenses:
Research and development	10,975	9,569
In-process research and development	—	4,009
Sales and marketing	11,202	11,267
General and administrative	8,613	3,625
Amortization of intangible assets	3,588	4,475
Amortization of stock-based compensation**	1,672	458
Restructuring charge	—	502

Total operating expenses	36,050	33,905

Operating loss	(5,489)	(2,918)

Other income (expense):
Interest income	660	553
Interest expense	(208)	(246)
Other income (expense), net	7,450	(562)

Other income (expense), net	7,902	(255)

Net income (loss) before income taxes	2,413	(3,173)
Provision for income taxes	(2,436)	638

Net loss	$(23)	$(2,535)

Net loss per common share
Basic	$(0.00)	$(0.08)

Diluted	$(0.00)	$(0.08)

Shares used in calculation:
Basic	34,132	33,671

Diluted	34,132	33,671

* Stock-based compensation included in cost of services revenue	$—	$4

** Components of stock-based compensation included in operating expenses:
Research and development	$1,634	$290
Sales and marketing	8	25
General and administrative	30	143

	$1,672	$458

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	July 3, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(23)	$(2,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,250	1,510
Amortization of intangible assets	7,752	5,774
In-process research and development	—	4,009
Provision for (recovery from) doubtful accounts	(179)	116
Amortization of debt issuance costs	199	245
Impairment of strategic equity investments	390	331
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(8,781)	—
Loss on sale of short-term investments	661	—
Amortization of stock-based compensation	1,672	462
Restructuring charge	—	502
Deferred income taxes	—	(1,153)
Income tax benefit realized from gain on repurchase of convertible notes	701	—
Income tax benefit realized from debt issuance costs	21	26
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(878)	2,825
Prepaid expenses and other assets	447	835
Accounts payable	(809)	49
Accrued expenses	1,890	(4,651)
Deferred revenue	522	4,041
Other long-term liabilities	(355)	82

Net cash provided by operating activities	5,480	12,468

Cash flows from investing activities:
Purchase of intangible assets	(9,505)	(9,092)
Purchase of property and equipment	(366)	(4,797)
Purchase of short-term investments	(37,733)	(52,198)
Proceeds from sale and maturities of short-term investments	109,096	68,858
Purchase of strategic equity investments	—	(250)

Net cash provided by investing activities	61,492	2,521

Cash flows from financing activities:
Proceeds from issuance of common stock	1,841	2,591
Repurchase of common stock	(16,045)	—
Repurchase of convertible notes, net	(34,668)	—
Repayment of lease obligation	(131)	—

Net cash (used in) provided by financing activities	(49,003)	2,591

Effect of foreign currency translation on cash and cash equivalents	(46)	77

Net increase in cash and cash equivalents	17,923	17,657
Cash and cash equivalents at beginning of period	20,622	17,634

Cash and cash equivalents at end of period	$38,545	$35,291

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(908)	$(458)

Issuance of common stock in connection with intangible asset purchase	$12,005	$—

Issuance of common stock warrant in connection with intangible asset purchase	$3,080	$—

Purchase of fixed assets under capital leases	$1,790	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 2, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended March 31, 2005, as filed with the SEC on June 14, 2005. The accompanying unaudited condensed consolidated balance sheet at March 31, 2005 is derived from audited consolidated financial statements at that date.

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

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the fiscal year ended March 31, 2005, Magma’s fiscal years will consist of four quarters of 13 weeks each except for each seventh fiscal year, which will include one quarter with 14 weeks. The current fiscal year ends on April 2, 2006. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted. As a result of this change, the first quarter of Magma’s fiscal year 2006 includes three additional days, the results of which are included in the accompanying condensed consolidated financial statements for the first quarter of fiscal year 2006.

Reclassifications

Certain amounts in the fiscal 2005 financial statements have been reclassified to conform with the fiscal 2006 presentation. Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on the Company’s ability either to liquidate the holdings or to roll the investment over to the next reset period, the Company had historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less.

The Company accounts for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

Based upon the Company’s re-evaluation of these securities, Magma reclassified as short-term investments any auction rate securities previously classified as cash equivalents for the fiscal 2005 and 2004 periods. As a result, purchases and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase of $20.6 million and sale of $55.5 million auction rate securities during the first quarter of fiscal 2005. This resulted in a decrease in cash used in investing activities by $34.9 million for the quarter ended June 30, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations.

Recently Issued Accounting Pronouncements

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The interpretation is expected to be effective for Magma beginning with the first quarter of 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine its impact to its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” (“SFAS 123R”) SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be applied on a modified prospective basis as defined in SFAS 123R, and will be effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us no later than the first quarter of fiscal 2007. The Company is currently evaluating which transition method to use and option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. The adoption of SFAS 123R will have a significant impact on the Company’s consolidated statement of operations as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes (see Note 2 to the Condensed Consolidated Financial Statements), as is the Company’s current practice.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment”. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The provisions of SAB 107, as appropriate, will be adopted upon implementation of SFAS 123R in fiscal 2007.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 as amended by SFAS 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands):

	Three Months Ended
	July 3, 2005	June 30, 2004
	(in thousands)
Net loss:
As reported	$(23)	$(2,535)
Add: Stock-based employee compensation expense included in reported net loss	1,672	462
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,382)	(5,573)

Pro forma	$(3,733)	$(7,646)

Net loss per share, basic and diluted:
As reported	$(0.00)	$(0.08)

Pro forma	$(0.11)	$(0.23)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended
	July 3, 2005	June 30, 2004
Stock options	$3.16	$6.16
Employee stock purchase plans	$1.72	$3.57

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended
	July 3, 2005	June 30, 2004
Stock options:
Risk-free interest rate	3.78%	3.00%
Expected dividend yield	0%	0%
Volatility	55%	44%
Expected life (years)	3.13	2.78

	Three Months Ended
	July 3, 2005	June 30, 2004
Employee stock purchase plans:
Risk-free interest rate	3.65%	1.71%
Expected dividend yield	0%	0%
Volatility	64%	44%
Expected life (years)	0.25	1.13

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

For the three months ended July 3, 2005 and June 30, 2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the followings:

	Three Months Ended
	July 3, 2005	June 30, 2004
Shares of common stock if converted under convertible subordinated notes	4,615,000	6,562,000
Shares of common stock issuable under stock option plans outstanding	10,330,204	8,415,966
Weighted average price of shares issuable under stock option plans	$14.63	$15.55

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Cash equivalents and investments

Cash equivalents and short-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In Thousands)
July 3, 2005
Classified as current assets:
Cash	$16,239	$—	$—	$16,239
Money market funds	6,972	—	—	6,972
Commercial paper	15,351	—	(17)	15,334
Auction rate preferreds	1,999	1	—	2,000
Government agencies	6,000	—	(6)	5,994
Corporate bonds	2,554	—	(2)	2,552
Municipal obligations	33,150	—	—	33,150

	$82,265	$1	$(25)	$82,241

March 31, 2005
Classified as current assets:
Cash	$16,979	$—	$—	$16,979
Money market funds	395	—	—	395
Commercial paper	3,249	—	(1)	3,248
Auction rate preferreds	6,998	2	—	7,000
Government agencies	49,499	—	(525)	48,974
Corporate bonds	37,506	—	(316)	37,190
Auction rate certificates	19,650	—	—	19,650
Municipal obligations	2,090	—	(8)	2,082

	$136,366	$2	$(850)	$135,518

As of July 3, 2005, the stated maturities of the Company’s current investments (including $15.3 million classified as cash equivalent investments in the table above) are $25.9 million within one year and $33.1 million after ten years.

As of July 3, 2005, $23,000 of the unrealized losses has a duration of less than twelve months and $2,000 of the unrealized losses has a duration of twelve months or greater. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at July 3, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. See Note 7 for information regarding the repurchase of convertible subordinated notes.

Note 5. Asset Purchases

Technology License

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) to copyrighted material pertinent to technology relating to electronic design automation

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(“EDA”), as well as other intellectual property owned by IBM. Also in connection with the technology license agreement, IBM and Magma entered into an amendment extending to 2010 the term of Magma’s patent license agreement with IBM dated March 24, 2004. These two licenses cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation.

The total fee for the licenses was $7.0 million paid on June 30, 2005. In connection with the license agreements, the Company also entered into a warrant agreement pursuant to which IBM is entitled to purchase up to 500,000 shares of Magma common stock at an exercise price of $4.73 per share. The warrant is exercisable immediately and expires on the earlier of June 30, 2010 or immediately prior to a change of control of Magma. The warrant may be exercised by payment of the exercise price in cash or pursuant to a cashless net exercise provision. The fair value of the warrants was estimated to be $6.16 per share using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Risk-free interest rate	3.72%
Expected dividend yield	0%
Volatility	65%
Expected life (years)	5.00

The license fee of $7.0 million and $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible asset balance on the Company’s unaudited condensed consolidated balance sheet as of July 3, 2005 (see Note 6).

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology milestones as outlined in the respective asset purchase or merger agreement.

In the three months ended July 3, 2005, the Company recorded $19.4 million of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Mojave, Inc.	$8,935	$8,935
Aplus Design Technologies	268	1,081
Other	140	—

Total earnout consideration	$9,343	$10,016

In addition, during the three months ended July 3, 2005 and June 30, 2004, Magma recognized deferred stock-based compensation of $0.8 million and $0.1 million, respectively, related to the Mojave acquisition.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of July 3, 2005 and March 31, 2005 (in thousands):

	Weighted Average Life (months)	July 3, 2005			March 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$43,012	$—	$43,012	$43,194	$—	$43,194

Intangible assets:
Developed technology	47	$78,302	$(21,261)	$57,041	$59,083	$(16,488)	$42,595
Licensed technology	36	33,094	(9,688)	23,406	23,014	(7,668)	15,346
Customer relationship or base	61	2,200	(750)	1,450	2,200	(637)	1,563
Patents	59	11,932	(3,993)	7,939	11,792	(3,355)	8,437
Acquired customer contracts	36	900	(515)	385	900	(438)	462
Assembled workforce	43	1,235	(418)	817	1,235	(330)	905
No shop right	24	100	(86)	14	100	(73)	27
Trademark	45	400	(192)	208	400	(162)	238

Total		$128,163	$(36,903)	$91,260	$98,724	$(29,151)	$69,573

During the three months ended July 3, 2005, the Company reduced its goodwill by $0.2 million to reflect purchase price adjustments on an acquisition related to tax benefits recognized on net operating loss carryforwards.

For the three months ended July 3, 2005 and June 30, 2004, the amortization expense related to intangible assets was $7.8 million and $5.8 million, respectively, of which $4.2 million and $1.3 million, respectively, was included in cost of revenue because it related to the products sold, while the remaining $3.6 million and $4.5 million, respectively, was shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations for the respective periods. The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (remaining nine months)	$26,976
2007	34,613
2008	17,561
2009	11,165
2010-2020	945

Total expected future annual amortization	$91,260

Note 7. Repurchase of Convertible Subordinated Notes

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22 percent. The Company spent approximately $34.8 million on the repurchases. The repurchase left approximately $105.5 million principal amount of convertible

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In the first quarter of fiscal 2006, the Company recorded a gain of $8.8 million on the repurchase of the convertible subordinated notes, which was net of the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were recorded against additional paid-in capital.

Note 8. Restructuring Charge

During the three months ended June 30, 2004, the Company recorded net restructuring charges of $0.5 million related to employee termination costs for 7 employees resulting from the Company’s realignment to current business conditions. The accrued termination costs of $0.5 million as of June 30, 2004 were paid in the second quarter of fiscal 2005.

Note 9. Contingencies

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

On October 21, 2004, the Company filed its answer and counterclaims (“Answer”) to the Complaint. On November 10, 2004 Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004 the Company filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied in part and granted in part Synopsys’ motion. In its pretrial preparation order dated January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Discovery is ongoing.

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against the Company and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against the Company), (4) fraud (against the Company), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants). Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On April 1, 2005, the Company filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005.

On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit without prejudice. Also on April 11, 2005, Synopsys filed against the Company a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, Magma moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint. On June 21, 2005, the Company moved to dismiss the third cause of action for fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The court granted the Company’s motion to dismiss and strike by order dated July 15, 2005.

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent. On July 14, 2005, the court vacated the hearings on Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopys’s motion for partial summary judgment establishing unfair competition. The court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin the Company from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment dismissing certain counterclaims and defenses by the Company on the grounds of estoppel by contract. Both motions are scheduled to be heard September 9, 2005.

On August 3, 2005, Synopsys filed a Third Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Germany and this action will be stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company is in the process of engaging counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded to the shareholder class; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of July 3, 2005.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 3, 2005.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of July 3, 2005. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 10. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended
	July 3, 2005	June 30, 2004
Net loss	$(23)	$(2,535)
Unrealized gain (loss) on available-for-sale investments	823	(883)
Foreign currency translation adjustments	99	77

Comprehensive income (loss)	$899	$(3,341)

Components of accumulated other comprehensive loss were as follows (in thousands):

	July 3, 2005	March 31, 2005
Unrealized loss on available-for-sale investments	$(24)	$(847)
Foreign currency translation adjustments	(1,287)	(1,386)

Accumulated other comprehensive loss	$(1,311)	$(2,233)

Note 11. Segment Information

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue from the North America, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended
	July 3, 2005	June 30, 2004
North America*	$28,161	$22,977
Europe	4,201	4,850
Japan	4,236	5,566
Asia-Pacific (excluding Japan)	2,234	2,636

	$38,832	$36,029

	Three Months Ended
	July 3, 2005	June 30, 2004
North America*	73%	64%
Europe	11	14
Japan	11	15
Asia-Pacific (excluding Japan)	5	7

	100%	100%

*	The Company has substantially all its North America revenue in the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended
	July 3, 2005	June 30, 2004
Customer A	32%	27%

The Company has substantially all of its long-lived assets located in the United States.

Note 12. Stockholders’ Equity

Repurchase of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2.0 million shares of its common stock. The stock repurchase was completed in May 2005, with repurchase prices ranging from $7.82 to $8.17 per share. The Company used approximately $16.0 million to repurchase 2.0 million shares of common stock. The repurchased shares are to be used for general corporate purposes.

Option Exchange Program

On April 18, 2005 the Company’s Board of Directors authorized Magma to seek stockholder approval of an option exchange program designed to promote employee retention and reward contributions to stockholder value. Under the program, the company will offer to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50 for a smaller number of new options at an exercise price equal to fair market value on the date of grant, expected to be August 22, 2005. Directors and executive officers are not eligible to participate in this option exchange program. The exercise prices of outstanding options that are eligible for the program range from $10.50 to $30.28 per share, and these options are held by approximately 554 employees. The program was approved by the Company’s stockholders at a special meeting of stockholders on June 22, 2005.

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

Overview

Magma Design Automation provides electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See “Item 1, Business” in our Annual Report on Form 10-K for the year ended March 31, 2005 for a more complete description of our business.

As an EDA software provider, we generate substantially all our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years, with industry sales dropping significantly from late 2000 to early 2002. As a result, our customers have focused on controlling costs and reducing risk, lowering research and development (“R&D”) expenditures, cutting back on design starts, purchasing from fewer suppliers, requiring more favorable pricing and payment terms from suppliers, and pursuing consolidation within their own industry. Further, during the downturn, many start-up semiconductor design companies failed or were acquired, and the pace of investment in new companies declined. While the semiconductor industry has experienced a moderate recovery in recent years, our customers have remained cautious. It is not yet clear when improved demand in our own customers’ electronics end markets will result in significantly increased R&D spending or design starts, and corresponding spending on EDA tools.

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

Despite the condition of the semiconductor industry described above, we were able to achieve the following during the first quarter of fiscal 2006:

•	We achieved record quarterly revenue of $38.8 million during the first quarter of fiscal 2006, up 9% from the prior quarter and up 8% from the same quarter in fiscal 2005. License sales for the quarter ended July 3, 2005 accounted for approximately 87% of total revenue, compared to 85% in the prior quarter and 86% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses, services and contract extensions to existing customers in North America.

•	We continued to penetrate our market, and during the first quarter of fiscal 2006 we passed the 201-customer threshold.

•	We neared completion of the rollout of new products developed as part of our 18-month-long Cobra initiative. With these products, we further widen our lead in producing the best quality of results as defined by chip performance, area and manufacturability.

•	Our technology continues to be a top choice among designers working on the most advanced designs. A number of Magma customers are currently using our technology for 90 nanometer and 65 nanometer designs. Several customers have already completed 65 nanometer designs using Magma technology.

•	We entered into a licensing arrangement with IBM, allowing us to incorporate into our products advanced technology that has been integral to IBM’s world-class ASIC design capabilities for many years.

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

For the quarter ended July 3, 2005, one customer accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 11 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of intangibles and long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of July 3, 2005, none of the notes have been converted. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) totaled $1.9 million at July 3, 2005. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.4 million and $0.3 million during the first quarter of fiscal 2006 and 2005, respectively.

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

		Three Months Ended
		July 3, 2005		June 30, 2004
		$ Amount	% of Revenue	$ Amount	% of Revenue
Revenue category:
License revenue
Ratable	Bundled and Unbundled	$5,007	13%	$4,863	13%
Due & Payable	Unbundled	13,593	35%	15,352	43%
Cash Receipts	Unbundled	1,876	5%	2,577	7%
Turns	Unbundled	13,434	34%	8,100	23%

Total license revenue		33,910	87%	30,892	86%
Services revenue		4,922	13%	5,137	14%

Total Revenue		$38,832	100%	$36,029	100%

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended July 3, 2005 and June 30, 2004 (in thousands, except percentage data):

	July 3, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$33,910	87%	$30,892	86%	$3,018	10%
Services	4,922	13%	5,137	14%	(215)	(4)%

Total revenue	38,832	100%	36,029	100%	2,803	8%

Cost of revenue:
Licenses	4,414	11%	1,308	4%	3,106	237%
Services	3,857	10%	3,734	10%	123	3%

Total cost of revenue	8,271	21%	5,042	14%	3,229	64%

Gross profit	$30,561	79%	$30,987	86%	$(426)	(1)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended July 3, 2005 and June 30, 2004 (in thousands, except percentage data):

	July 3, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$28,161	73%	$22,977	64%	$5,184	23%

International:
Europe	4,201	11%	4,850	14%	(649)	(13)%
Japan	4,236	11%	5,566	15%	(1,330)	(24)%
Asia-Pacific (excluding Japan)	2,234	5%	2,636	7%	(402)	(15)%

Total International	10,671	27%	13,052	36%	(2,381)	(18)%

Total revenue	$38,832	100%	$36,029	100%	$2,803	8%

Revenue

•	Revenue for the first quarter of fiscal 2006 was $38.8 million, up 8% from the same quarter in the prior year.

•	License revenue increased in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to large orders executed during the first quarter of fiscal 2006 in North America. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. A single customer accounted for greater than 10% of the revenue for both first quarter of fiscal 2006 and the same quarter in the prior year. License revenue as a percentage of revenue was consistent for both quarters.

•	Service revenue slightly decreased in the first quarter of fiscal 2006 compared to the same quarter in the prior year was due to a $0.7 million decrease in revenue from consulting service, partially offset by $0.5 million increase in maintenance revenue. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders. Service revenue as a percentage of total revenue was consistent for both quarters.

•	Domestic revenue increased in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to a single customer in North America purchasing additional capacity of existing licenses and licenses to new technology products. Domestic revenue as a percentage of total revenue increased by 9 percent in the first quarter of fiscal 2006 compared to the same quarter in the prior year.

•	International revenue decreased in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to our existing customers in Japan and Asia-Pacific demanding less capacity of existing licenses and licenses to new technology products. International revenue as a percentage of total revenue decreased by 9 percent in the first quarter of fiscal 2006 compared to the same quarter in the prior year.

Cost of Revenue

•

Cost of license revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of license revenue increased by $3.1 million in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to an increase of $2.0 million amortization relating to licensed technology, as the Company began recognizing revenue from products based on the licensed technology during the quarter. The amortization expense on this technology was included in operating expense in prior periods. The remainder of the increase in the first quarter of fiscal 2006 compared to the same quarter in the prior year was due to amortization on intangibles purchased subsequent to the first quarter of fiscal 2005.

•	Cost of service revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of service revenue also includes asset depreciation, allocated outside sale representative expenses and amortization of deferred stock-based compensation. Cost of service revenue remained relatively stable during the first quarter of fiscal 2006 compared to the same quarter in the prior year because the payroll related expenses for application engineers are relatively fixed in nature.

Operating expenses

The table below sets forth operating expense data for the three months ended July 3, 2005 and June 30, 2004 (in thousands, except percentage data):

	July 3, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$10,975	28%	$9,569	27%	$1,406	15%
In-process research and development	—	0%	4,009	11%	(4,009)	n/a
Sales and marketing	11,202	29%	11,267	31%	(65)	(1)%
General and administrative	8,613	22%	3,625	10%	4,988	138%
Amortization of intangible assets	3,588	9%	4,475	12%	(887)	(20)%
Amortization of stock-based compensation	1,672	4%	458	1%	1,214	265%
Restructuring costs	—	0%	502	1%	(502)	(100)%

Total operating expenses	$36,050	93%	$33,905	94%	$2,145	6%

•	Research and development expense increased in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to an increase in payroll related expenses of $1.4 million, which included a $0.6 million increase in bonus expense, and, a $0.8 million increase in salaries and related expenses due to the increase of senior and experienced staff in research and development through direct hiring and business acquisitions. The increase in research and development expense was also caused by higher allocated common expenses (e.g., facility related expenses) of $0.5 million in the first quarter of 2006 compared to the same quarter in the prior year. The increases were partially offset by a decrease of $0.6 million in software maintenance costs due to the fact that a major software maintenance contract expired in the last quarter of fiscal 2005. The remainder of the fluctuation in research and development expenses was accounted for by other individually insignificant items. We expect our quarterly research and development expenses in each of the remaining three quarters of fiscal 2006 to be consistent with the amount in the first quarter of fiscal 2006 as our research and development headcount will remain at approximately the same level.

•	In-process research and development (“IPR&D”) expenses of $4.0 million for the first quarter of fiscal 2005 consisted of a charge recorded in connection with our acquisition of Mojave, Inc. in April 2005. The charge was recorded based on management’s final purchase price allocation. There has been no material change to the IPR&D project schedule as of July 3, 2005. Revenue resulting from the IPR&D project commenced around the end of the first quarter of fiscal 2006.

•

Sales and marketing expense remained at approximately the same level in the first quarter of 2006 compared to the comparable prior fiscal year quarter. The headcount in sales and marketing increased slightly by 6% (primarily application engineers) in the first quarter of fiscal 2006 compared to the same quarter in the prior year. There were no material changes in our sales and marketing activities in the first quarter of fiscal 2006 compared to the same quarter in the prior year. We expect that our quarterly sales and marketing expenses in each of the remaining three quarters of fiscal 2006 to be consistent with the amount in the first quarter of fiscal 2006 as our sales and marketing headcount growth will be moderate and in line with the revenue growth.

•	General and administrative expense increased by $5.0 million in the first quarter of fiscal 2006 compared to the same quarter in the prior year primarily due to increases in professional service fees of $4.0 million, payroll related expenses of $0.7 million and asset depreciation of $0.7 million, partially offset by an increase in allocated cost of $0.7 million to other functional areas due to higher common expenses in the first quarter of fiscal 2006 compared to the same quarter in the prior year. The increase in professional service fees for the first quarter of fiscal 2006 was primarily due to legal expenses related to patent litigation with Synopsys, Inc. and other law suits. The remainder of the fluctuation in general and administrative expenses was accounted for by other individually insignificant items. We expect that our quarterly general and administrative expenses in each of the remaining three quarters of fiscal 2006 will be consistent with the amount in the first quarter of fiscal 2006 as our general and administrative head count growth will be moderate and legal expenses and professional services related to litigation and compliance with the requirements of the Sarbanes-Oxley Act of 2002 will remain at approximately the same level.

•	Restructuring costs in the first quarter of fiscal 2005 consisted of employee termination charges resulting from the Company’s realignment to current business conditions.

•	Amortization of intangible assets decreased by $0.9 million in the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005 primarily due to the change in classification of a $2.0 million amortization relating to developed technology to cost of license revenue from operating expenses. The Company began recognizing revenues from products based on the developed technology during the quarter. The decrease was partially offset by amortization of intangible assets acquired subsequent to the first quarter of fiscal 2005. The intangible assets being amortized include technology licenses, trademarks, customer contracts, customer relationships, no shop rights and non-competition agreements that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation increased by $1.2 million in the first quarter of fiscal 2006 compared to the comparable quarter in fiscal 2005 primarily due to an increase in amortization of deferred stock-based compensation of $0.8 million and $0.6 million, respectively, related to deferred stock compensation recorded in connection with the Company’s 2005 Key Contributor Incentive Plan and the Mojave acquisition and earnout. The increases were partially offset by decreases in amortization of deferred stock-based compensation of $0.2 million and $0.1 million, respectively, related to deferred stock compensation recorded in connection with our IPO in November 2001 and the acquisition of VeraTest.

Other items

The table below sets forth other data for the three months ended July 3, 2005 and June 30, 2004 (in thousands, except percentage data):

	July 3, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$660	2%	$553	2%	$107	19%
Interest expense	(208)	(1)%	(246)	(1)%	38	(15)%
Other income, net	7,450	19%	(562)	(2)%	8,012

Total other income, net	$7,902	20%	$(255)	(1)%	$8,157

Provision for income taxes	$(2,436)	(6)%	$638	2%	$(3,074)

•	Interest income increased in the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005 primarily due to higher interest rate on our cash and investments balance during the period. Even though we used more than $50 million of cash to repurchase shares of common stock and a portion of the convertible subordinated notes, the higher short term interest rates allowed us continue to generate higher interest income in the first quarter of fiscal 2006 as compared to the same quarter in fiscal 2005.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. In May 2005, we repurchased approximately 29.7% of the convertible subordinated debt. In connection with the repurchase, we wrote off $0.9 million of the unamortized debt issuance costs related to the repurchased portion of the convertible subordinated debt. As a result, amortization of debt issuance costs decreased by $46,000 in the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005.

•	Other income, net in the first quarter of fiscal 2006 consisted of a $9.7 million gain on repurchase of $44.5 million of the convertible subordinated debt, partially offset by a $0.9 million write-off of the debt issuance costs related to the repurchase, a $0.7 million loss on sale of short-term investments, a $0.4 million charge associated with other than temporary impairment in our strategic investments and a foreign exchange loss of $0.3 million. Other expense, net in the first quarter of fiscal 2005 consisted of a $0.3 million charge associated with other than temporary impairment in our strategic investments and $0.2 million of foreign exchange loss. The impairment charge was determined based on our periodic review of investee company financial performance, financial conditions and near-term prospects. The slight increase of foreign exchange loss in the first quarter of fiscal 2006 was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•	Provision for income taxes. The income tax expense of $2.4 million for the three months ended July 3, 2005 primarily consists of the federal and state taxes provided for certain discrete items, such as gain on the partial retirement of the convertible bond, impairment of certain equity investments and loss on disposal of certain investments, as well as the federal, state and foreign taxes provided for the income derived from our normal operations. The income tax benefit of $0.6 million for the three months ended June 30, 2004 was comprised of a deferred tax benefit of $1.1 million related to the amortization of intangible assets, current federal income taxes of $0.2 million, foreign income taxes of $0.2 million, and state income taxes of $0.1 million. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development, research and development credits, and foreign withholding taxes.

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

Liquidity and Capital Resources

	July 3, 2005	March 31, 2005
Cash, cash equivalents and short-term investments	$82,241	$135,518

For the three months ended:	July 3, 2005	June 30, 2004
Net cash provided by operating activities	$5,480	$12,468
Net cash provided by investing activities	$61,492	$2,521
Net cash provided by (used in) financing activities	$(49,003)	$2,591

During the fourth quarter of fiscal 2005, we reclassified auction rate securities of $20.6 million and $55.5 million as of June 30, 2004 and March 31, 2004, respectively, from cash and cash equivalents to short-term investments. We have reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, which decreased our cash used in investing activities by $34.9 million for the three months ended June 30, 2004.

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $82.2 million at July 3, 2005, a decrease of $53.3 million or 39% from March 31, 2005. The decrease primarily reflected cash generated from operations and proceeds from common stock issuances, which in fiscal 2006 were more than offset by cash used for repurchase of a portion of the convertible subordinated notes, repurchase of common stock, purchases of intangible assets, equity investments and capital investments. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, US agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

On April 13, 2005, we announced that our Board of Directors authorized Magma to repurchase up to 2.0 million shares of our common stock. The stock repurchase program was completed in May 2005. We used approximately $16.0 million to repurchase 2.0 million shares of common stock. The repurchased shares are to be used for general corporate purposes.

In early May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of these notes at an average discount to face value of approximately 22 percent. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase leaves approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion (approximately 29.7 percent) of the hedging arrangements.

Net cash provided by operating activities

Net cash provided by operating activities was $5.5 million in the first quarter of fiscal 2006 compared to $12.5 million in the same quarter in the prior year. The decrease was primarily due to a $7.8 million increase in costs and operating expenses, a $4.1 million decrease in cash from customers and a $1.2 million change in prepaid and other assets balances. Prepaid and other assets increased by $0.4 million in the first quarter of fiscal 2006 and decreased by $0.8 million in the same quarter in fiscal 2005. These decreases in cash flow were partially offset by a $5.7 million decrease in payments associated with accounts payable and accrued liabilities and a $0.9 million increase in cash from interest income. The decrease in cash from customers was primarily due to slower cash collection during the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005. The increase in prepaid expenses during the first quarter of 2006 was primarily caused by an increase of $1.7 million in prepaid software maintenance expense, partially offset by decreases in prepaid commission expense of $0.3 million and other prepaid expenses of $1.0 million. The decrease in prepaid expenses during the first quarter of 2005 was primarily caused by decreases in prepaid software maintenance expense of $0.4 million and in prepaid commission expense of $0.3 million. Prepaid commission decreased during the first quarter of fiscal 2006 and 2005 primarily due to orders recorded in fiscal 2003 of approximately $100.0 million for which we paid advance commissions but where the entire order value has not been recognized as revenue in fiscal 2003. We expect commission paid in advance to decrease during years after fiscal 2003 as these orders are recognized as revenue in subsequent periods. The payment of accrued liabilities during the first quarter of fiscal 2005 was primarily related to a payout of accrued bonuses during the period.

Net cash provided by investing activities

Net cash provided by investing activities was $61.5 million in the first quarter of fiscal 2006. We had net proceeds of $71.4 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $9.5 million in cash to purchase a technology license and made earnout payments relating to prior asset purchases. In addition, we acquired property and equipment totaling $0.4 million in cash and $1.8 million through capital leases. We expect to make capital expenditures of approximately $7.8 million for the remainder of fiscal 2006. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents and/or investments to fund these purchases. In addition, we may make additional strategic equity investments in the future by using our cash, cash equivalents and/or investments.

Net cash provided by investing activities was $2.5 million in the first quarter of fiscal 2005. We had net proceeds of $16.7 million from maturities of short-term investments. Partially offsetting the cash inflow, we used a total of $9.1 million in cash to complete the Mojave and Lemmatis transactions during the quarter in order to broaden our product offerings and to incorporate certain key technologies into our existing products. We also made strategic investment of $0.3 million in a privately held technology companies for business and strategic purposes. In addition, we acquired property and equipment totaling $4.8 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations.

Net cash used in financing activities

Net cash used in financing activities was $49.0 million in the first quarter of fiscal 2005. We used $34.8 million to repurchase a portion of our convertible subordinated notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.1 million on our capital leases. The primary source of cash was $1.8 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Net cash provided by financing activities was $2.6 million in the first quarter of fiscal 2005, which consisted of proceeds from issuance of common stock.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. Total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $49.3 million as of July 3, 2005.

Contractual obligations

As of July 3, 2005, our principal commitments consisted of operating leases, with an aggregated future amount of $12.8 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $105.5 million due in fiscal 2009. During the three months ended July 3, 2005, other than the decrease of $44.5 million in the convertible subordinated notes, there were no material changes in our reported payments due under contractual obligations at March 31, 2005. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of July 3, 2005, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of July 3, 2005.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 3, 2005.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of July 3, 2005. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for eight of the last thirteen fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses prior to fiscal 2003 and subsequent to fiscal 2004 and have an accumulated deficit of approximately $115.7 million as of July 3, 2005; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $115.7 million as of July 3, 2005. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in prior years, in fiscal 2005 and the first quarter of fiscal 2006. If we incur new losses, or do not increase profitability at a level expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

We currently face a patent infringement lawsuit brought by Synopsys, Inc., and we may face additional intellectual property infringement claims against us or our customers. We are also subject to the ongoing risk of commercial litigation unrelated to intellectual property infringement claims, including that from pending lawsuits. In June 2005 a putative shareholder class action lawsuit was filed against us, and, in July 2005 a putative shareholder derivative lawsuit was filed against us. Similar lawsuits could follow. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our loss of significant rights and/or financial resources.

On September 17, 2004, Synopsys, Inc., filed suit against us for patent infringement in the United States District Court (please see the discussion in Part II. Item 1.—“Legal Proceedings” below for further detail), and in the future other parties may assert intellectual property infringement claims against us or our customers. We have also acquired or may hereafter acquire software as a result of our past or future acquisitions, and we may be subject to claims that such software infringes the intellectual property rights of third parties.

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

Due to intellectual property litigation, including the pending Synopsys, Inc. litigation, we could lose critical proprietary rights and incur substantial unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

On April 18, 2005, Synopsys, Inc. filed an action against us in Germany seeking to obtain ownership of the European patent application corresponding to Magma’s ‘446 Patent (as defined in Item II, Part I -“Legal Proceedings”). We have engaged counsel in Germany and this action will be stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against us in Japan seeking to obtain ownership of the Japanese patent application corresponding to Magma’s ‘446 Patent (as defined in Item II, Part I - “Legal Proceedings”). We are in the process of engaging counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States.

In June 13, 2005, a putative shareholder class action lawsuit was filed against us in federal court as further identified in Part II, Item 1.—“Legal Proceedings.” Generally, the complaint in this lawsuit alleges that defendants (Magma, Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell) failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages.

On July 26, 2005, a putative derivative lawsuit was filed against us in state court as further identified in Part II, Item 1.—“Legal Proceedings.” The Complaint in this lawsuit seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives.

With respect to the above-referenced Synopsys, Inc. lawsuit, the June 13, 2005 lawsuit and the July 26, 2005 lawsuit, we are currently unable to assess the possible extent of damages and/or other relief, if any, that could be awarded against us, therefore, with respect to the Synopsys, Inc. lawsuit and the June 13, 2005 lawsuit, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005.

Publicly announced developments in our litigation matters that are perceived to be adverse to us, have caused, and, may in the future cause our stock price to decline sharply and suddenly. In addition, the stock market has historically experienced significant price and volume fluctuations that have adversely affected the market prices of common stock of technology companies. These broad market fluctuations may reduce the market price of our common stock. Accordingly, we are subject to ongoing risk of securities class action litigation related to volatility in the market price for our securities. In addition, there is the possibility that additional lawsuits related to the above-referenced June 13, 2005 and July 26, 2005 lawsuits will be filed against us.

In addition to the above matters, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business. In addition, the ultimate resolution of the above-referenced lawsuits or other third party assertions could have a material adverse effect on our financial position, results of operations and cash flows and harm our ability to execute our business plan.

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

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we are attempting to address this problem in part via a stock option exchange program that will allow eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the current trading price, we cannot guarantee that this program will satisfy our employees. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation and above-referenced shareholder litigation may affect employee morale. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our business depends on sales to a small number of customers. We had one customer that accounted for 32% of our revenue in the first quarter of fiscal 2006, as compared to 27% in the same quarter of prior year.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog or mixed signal products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources.

Competition in the EDA Market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors and continued consolidation in the electronic design automation market could intensify this trend. Also, many of our competitors, including Cadence and Synopsys, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Competitive pressures may prevent us from obtaining new customers and gaining market share, may require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue our efforts to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our operating results will be harmed if chip designers do not adopt Blast Fusion and products released under our Cobra initiative.

Blast Fusion has accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion and related products will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing products developed under our Cobra development initiative. We must gain market penetration of Blast Fusion and products released under our Cobra initiative in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt Blast Fusion, our operating results will be significantly harmed.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, experienced a slowdown starting in 2000, which negatively impacted and may continue to impact our business and operating results. While the semiconductor industry experienced a moderate recovery in recent years, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. The continuing threat of terrorist attacks in the United States, the ongoing events in Iraq and other worldwide events including those in the Middle East have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

We generated 27% of our total revenue from sales outside North America for the first quarter of fiscal 2006, compared to 36% for our same quarter in the prior year. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Public Company Accounting Reform and Investor Protection Act of 2002 (the “Sarbanes-Oxley Act of 2002”) and the listing requirements for The Nasdaq Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may continue to increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the implementation and maintenance of an effective system of internal control over financial reporting, and, annual certification of Section 404 compliance by our independent registered public accounting firm. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the year ended March 31, 2005, our independent registered public accounting firm certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting, however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with the foregoing regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our patent litigation with Synopsys, Inc. (discussed below under Part II, Item 1, “Legal Proceedings”). As a result, many of the options held by our non-executive employees have an exercise price significantly above the current trading price of our stock; on July 3, 2005 approximately 86% of the options held by our non-executive employees were “underwater.”

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. The date of grant is expected to be August 22, 2005. If the closing trading price of our stock on August 22, 2005 or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, or, if our stock price drops after August 22, 2005, our ability to retain employees could be affected.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in fiscal year 2005 and the third quarter of fiscal year 2003, we decreased our workforce by 23 and 32 employees, respectively. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to adequately manage our growth, disrupt operations, lead to deficiencies under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and ultimately harm to our business.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of July 3, 2005, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The convertible notes we issued in May 2003 are debt obligations that must be repaid in cash in May 2008 if they are not converted into our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of our zero coupon convertible notes due May 2008. In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of these notes at an average discount to face value of approximately 22 percent. Magma spent an aggregate of approximately $34.8 million on the repurchases. The repurchase leaves approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. We will be required to repay that principal amount in full in May 2008 unless the holders of those notes elect to convert them into our common stock before the repayment date. The conversion price of the notes is $22.86 per share. If the price of our common stock does not rise above that level, conversion of the notes is unlikely and we would be required to repay the principal amount of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

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

Our corporate headquarters and much of our research and development operations are located in Silicon Valley, California, which is an area known for its seismic activity. An earthquake, fire or other significant natural disaster could have a material adverse impact on our business, financial condition and/or operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. As of July 3, 2005, a hypothetical 100 basis point increase in interest rates would result in approximately a $26,000 decline in the fair value of our available-for-sale securities.

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

In April 2005, the Company repurchased $44.5 million face value of its convertible notes for $34.8 million. In doing so, the Company liquidated investments that generated a realized loss of approximately $0.7 million. A portion of the hedge and warrant transactions entered into by Magma in 2003 was terminated in connection with the repurchase. The Company believes that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of July 3, 2005, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control or to our knowledge, in other factors that could significantly affect our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2004, the Company filed its answer and counterclaims (“Answer”) to the Complaint. On November 10, 2004 Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004 the Company filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied in part and granted in part Synopsys’ motion. In its pretrial preparation order dated January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006. Discovery is ongoing.

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against the Company and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against the Company), (4) fraud (against the Company), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants). Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On April 1, 2005, the Company filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005.

On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit without prejudice. Also on April 11, 2005, Synopsys filed against the Company a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel.

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, Magma moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint. On June 21, 2005, the Company moved to dismiss the third cause of action for fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The court granted the Company’s motion to dismiss and strike by order dated July 15, 2005.

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent. On July 14, 2005, the court vacated the hearings on Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopys’s motion for partial summary judgment establishing unfair competition. The court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin the Company from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment dismissing certain counterclaims and defenses by the Company on the grounds of estoppel by contract. Both motions are scheduled to be heard September 9, 2005.

On August 3, 2005, Synopsys filed a Third Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Germany and this action will be stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company is in the process of engaging counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded to the shareholder class; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded; therefore, no contingent liability has been recorded on our condensed consolidated balance sheet as of July 3, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Securities

Magma previously reported its issuance of a warrant to IBM in its Form 8-K filing dated June 30, 2005. The warrant is also discussed under Note 5 to the Company’s Consolidated Financial Statements.

Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	0	N/A	0	0
May 1 – May 31, 2005	2,000,000	$7.99	2,000,000	0
June 1 – July 3, 2005	0	N/A	0	0
Total	2,000,000	$7.99	2,000,000	0

*	On April 13, 2005, the Company announced that its Board of Directors had authorized a share repurchase program of up to 2,000,000 shares of Company common stock, as further described in Note 12 to the condensed consolidated financial statements. The repurchase program was completed during the quarter ended July 3, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Stockholders (the “Special Meeting”) was held on June 22, 2005 in order for stockholders to vote on whether to approve a stock option exchange program (the “Exchange Program”) that allows Magma employees (other than executive officers) to exchange stock options with an exercise price per share of $10.50 or greater for options to purchase a lesser number of shares at an exercise price equal to the fair market value of Magma’s common stock on the date such new options are granted*. The results of the vote were as follows:

For	Against	Abstain
21,729,578	3,233,723	5,629

*	Exchange Program is currently ongoing and new options are expected to be granted on August 22, 2005.

ITEM 5. OTHER INFORMATION

Departure and Appointment of Directors

On June 10, 2005, Wade Meyercord resigned as a member of the Company’s Board of Directors (the “Board”). Mr. Meyercord had served on the Board since January 2004. Mr. Meyercord’s resignation was not due to any disagreement with the Company known to an executive officer of the Company on any matter relating to the Company’s operations, policies or practices.

The Board appointed Susumu Kohyama as a member of the Board, effective upon his acceptance of that appointment on June 10, 2005. Dr. Kohyama has not yet been appointed to any committees of the Board. There is no arrangement between Dr. Kohyama and any other person pursuant to which he was selected as a director. There is no family relationship between Dr. Kohyama and any other Company executive officer or director. In connection with his appointment, Dr. Kohyama is entitled to the Company’s standard director compensation arrangements.

The foregoing events were reported in the Company’s Form 8-K filing dated June 10, 2005.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Warrant Agreement					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: August 11, 2005	By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Warrant Agreement					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X