Form 10-Q
period 2005-10-02
MAGMA DESIGN AUTOMATION INC
filed 2005-11-14
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 1, 2005, 35,273,484 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 2, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 2, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,471	$20,622
Restricted cash	253	2,950
Short-term investments	35,000	114,896
Accounts receivable, net	29,057	33,851
Prepaid expenses and other current assets	5,909	7,088

Total current assets	123,690	179,407
Property and equipment, net	20,697	21,309
Intangibles, net	86,350	69,573
Goodwill	42,723	43,194
Restricted cash	3,570	—
Other assets	5,704	5,741

Total assets	$282,734	$319,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,850	$3,010
Accrued expenses	26,093	22,321
Deferred revenue	21,986	20,745

Total current liabilities	49,929	46,076
Convertible subordinated notes	105,500	150,000
Other long-term liabilities	5,810	1,749

Total liabilities	161,239	197,825
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	281,738	261,627
Deferred stock-based compensation	(4,073)	(5,749)
Accumulated deficit	(122,287)	(115,644)
Treasury stock	(32,651)	(16,606)
Accumulated other comprehensive loss	(1,236)	(2,233)

Total stockholders’ equity	121,495	121,399

Total liabilities and stockholders’ equity	$282,734	$319,224

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Revenue:
Licenses	$32,704	$31,275	$66,614	$62,167
Services	7,182	5,653	12,104	10,790

Total revenue	39,886	36,928	78,718	72,957

Cost of revenue:
Licenses	6,483	1,695	10,897	3,003
Services*	4,525	3,815	8,382	7,549

Total cost of revenue	11,008	5,510	19,279	10,552

Gross profit	28,878	31,418	59,439	62,405

Operating expenses:
Research and development	11,381	10,524	22,356	20,093
In-process research and development	—	—	—	4,009
Sales and marketing	10,658	11,679	21,860	22,946
General and administrative	9,842	3,455	18,455	7,080
Amortization of intangible assets	2,882	4,093	6,470	8,568
Amortization of stock-based compensation**	1,273	116	2,945	574
Restructuring charge	—	(63)	—	439

Total operating expenses	36,036	29,804	72,086	63,709

Operating income (loss)	(7,158)	1,614	(12,647)	(1,304)

Other income (expense):
Interest income	586	556	1,246	1,109
Interest expense	(224)	(251)	(432)	(497)
Other income (expense), net	(352)	(642)	7,098	(1,204)

Other income (expense), net	10	(337)	7,912	(592)

Net income (loss) before income taxes	(7,148)	1,277	(4,735)	(1,896)
Benefit from (provision) for income taxes	528	(990)	(1,908)	(352)

Net income (loss)	$(6,620)	$287	$(6,643)	$(2,248)

Net income (loss) per common share
Basic	$(0.19)	$0.01	$(0.19)	$(0.07)

Diluted	$(0.19)	$0.01	$(0.19)	$(0.07)

Shares used in calculation:
Basic	34,098	33,734	34,115	33,702

Diluted	34,098	42,333	34,115	33,702

* Stock-based compensation included in cost of service revenue	$47	$2	$47	$6

** Components of stock-based compensation included in operating expenses:
Research and development	$1,162	$(16)	$2,796	$274
Sales and marketing	68	18	76	43
General and administrative	43	114	73	257

	$1,273	$116	$2,945	$574

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	October 2, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(6,643)	$(2,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,685	3,317
Amortization of intangible assets	16,898	11,306
In-process research and development	—	4,009
Provision for (recovery from) doubtful accounts	(150)	165
Amortization of debt issuance costs	371	497
Impairment of or loss on strategic equity investments	511	665
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(8,781)	—
Loss on sale of short-term investments	661	—
Amortization of stock-based compensation	2,992	580
Restructuring charge	—	439
Income tax benefit realized from gain on repurchase of convertible notes	50	—
Income tax benefit realized from debt issuance costs	106	—
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,196	2,456
Prepaid expenses and other assets	175	1,245
Accounts payable	(1,160)	826
Accrued expenses	7,664	(4,902)
Deferred revenue	1,241	99
Other long-term liabilities	(390)	446

Net cash provided by operating activities	23,426	18,900

Cash flows from investing activities:
Purchase of intangible assets	(20,435)	(11,918)
Purchase of property and equipment	(1,995)	(9,183)
Purchase of short-term investments	(56,297)	(85,409)
Proceeds from sale and maturities of short-term investments	136,349	104,544
Purchase of strategic equity investments	(750)	(1,100)

Net cash provided by (used in) investing activities	56,872	(3,066)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,670	5,463
Repurchase of common stock	(16,045)	(16,606)
Repurchase of convertible notes, net	(34,668)	—
Repayment of lease obligation	(332)	—

Net cash used in financing activities	(47,375)	(11,143)

Effect of foreign currency translation on cash and cash equivalents	(74)	438

Net increase in cash and cash equivalents	32,849	5,129
Cash and cash equivalents at beginning of period	20,622	17,634

Cash and cash equivalents at end of period	$53,471	$22,763

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(1,089)	$(458)

Issuance of common stock (or issuable) in connection with intangible asset purchase	$11,747	$12,007

Issuance of common stock warrant in connection with intangible asset purchase	$3,080	$—

Purchase of fixed assets under capital leases	$2,048	$—

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

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the fiscal year ended March 31, 2005, Magma’s fiscal years will consist of four quarters of 13 weeks each except for each seventh fiscal year, which will include one quarter with 14 weeks. The current fiscal year ends on April 2, 2006. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted. As a result of this change, the first quarter of Magma’s fiscal year 2006 includes three additional days, the results of which are included in the accompanying condensed consolidated financial statements for the six months ended October 2, 2005.

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

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

Based upon the Company’s re-evaluation of these securities, Magma reclassified as short-term investments any auction rate securities previously classified as cash equivalents for the fiscal 2005 and 2004 periods. As a result, purchases and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase of $52.9 million and sale of $76.5 million auction rate securities during the six months ended September 30, 2004. This resulted in a decrease in cash used in investing activities by $23.6 million for the six months ended September 30, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations.

Recently Issued Accounting Pronouncements

In July 2005, the Accounting Standards Board (“FASB”) issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the first quarter of calendar year 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine its impact to its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

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

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on the Company’s results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 as amended by SFAS 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands, except net loss per share data):

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Net income (loss):
As reported	$(6,620)	$287	$(6,643)	$(2,248)
Add: Stock-based employee compensation expense included in reported net loss	1,320	118	2,992	580
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(6,288)	(5,133)	(11,609)	(10,876)

Pro forma	$(11,588)	$(4,728)	$(15,260)	$(12,544)

Net income (loss) per share, basic and diluted:
As reported	$(0.19)	$0.01	$(0.19)	$(0.07)

Pro forma	$(0.34)	$(0.14)	$(0.45)	$(0.37)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Stock options	$4.02	$5.26	$3.85	$5.85
Employee stock purchase plans	$3.93	$3.56	$2.58	$3.58

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Stock options:
Risk-free interest rate	4.01%	3.29%	3.97%	3.10%
Expected dividend yield	0%	0%	0%	0%
Volatility	63%	43%	62%	44%
Expected life (years)	2.94	3.14	3.00	2.91

Employee stock purchase plans:
Risk-free interest rate	4.36%	2.37%	4.24%	2.03%
Expected dividend yield	0%	0%	0%	0%
Volatility	62%	43%	62%	44%
Expected life (years)	1.14	1.19	1.16	1.17

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

Note 3. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and convertible subordinated notes using the as-if-converted method.

The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and potential common shares used to calculate diluted net income per share for the three and six months ended October 2, 2005 and September 30, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Weighted average common shares used to calculate basic net income (loss) per share	34,098	33,734	34,115	33,702
Options outstanding using the treasury method	—	1,515	—	—
Convertible subordinated notes using the as-if-converted method	—	6,562	—	—
Warrants outstanding using the treasury stock method	—	—	—	—
Common stock subject to repurchase	—	522	—	—

Weighted average common and potential common shares used to calculate diluted net income per share	34,098	42,333	34,115	33,702

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three and six months ended October 2, 2005 and the six months ended September 30, 2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. For the three months ended September 30, 2004, certain shares of stock option were excluded from computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following:

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Shares of common stock if converted under convertible subordinated notes	4,615,000	—	4,615,000	6,562,000
Shares of common stock issuable under stock option plans outstanding	8,808,545	4,686,962	8,808,545	8,387,969
Weighted average price of shares issuable under stock option plans	$10.83	$20.14	$10.83	$15.75

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Net income (loss)	$(6,620)	$287	$(6,643)	$(2,248)
Unrealized gain (loss) on available-for-sale investments	(6)	284	817	(599)
Foreign currency translation adjustments	81	199	180	276

Comprehensive income (loss)	$(6,545)	$770	$(5,646)	$(2,571)

Components of accumulated other comprehensive loss were as follows (in thousands):

	October 2, 2005	March 31, 2005
Unrealized loss on available-for-sale investments	$(30)	$(847)
Foreign currency translation adjustments	(1,206)	(1,386)

Accumulated other comprehensive loss	$(1,236)	$(2,233)

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5. Cash equivalents and investments

Cash equivalents and short-term investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
October 2, 2005
Classified as current assets:
Cash	$15,332	$—	$—	$15,332
Money market funds	7,138	—	—	7,138
Commercial paper	31,031	—	(30)	31,001
Auction rate certificates	35,000	—	—	35,000

	$88,501	$—	$(30)	$88,471

March 31, 2005
Classified as current assets:
Cash	$16,979	$—	$—	$16,979
Money market funds	395	—	—	395
Commercial paper	3,249	—	(1)	3,248
Auction rate preferred securities	6,998	2	—	7,000
Government agencies	49,499	—	(525)	48,974
Corporate bonds	37,506	—	(316)	37,190
Auction rate certificates	19,650	—	—	19,650
Municipal obligations	2,090	—	(8)	2,082

	$136,366	$2	$(850)	$135,518

As of October 2, 2005, the stated maturities of the Company’s current investments (including $31.0 million classified as cash equivalent investments in the table above) are $31.0 million within one year and $35.0 million after ten years.

As of October 2, 2005, $30,000 of the unrealized losses has a duration of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at October 2, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. See Note 8 for information regarding the repurchase of convertible subordinated notes.

Note 6. Asset Purchases

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

The license fee of $7.0 million and $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible asset balance on the Company’s unaudited condensed consolidated balance sheet as of October 2, 2005 (see Note 7).

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology milestones as outlined in the respective asset purchase or merger agreement.

In six months ended October 2, 2005, the Company recorded $23.6 million of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Mojave, Inc.	$10,666	$10,666
Aplus Design Technologies	268	1,081
Other	914	—

Total earnout consideration	$11,848	$11,747

In addition, during six months ended October 2, 2005, Magma recorded deferred stock-based compensation totaling $1.1 million related to the Mojave earnouts.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of October 2, 2005 and March 31, 2005 (in thousands):

	Weighted Average Life (months)	October 2, 2005			March 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$42,723	$—	$42,723	$43,194	$—	$43,194

Intangible assets:
Developed technology	47	$82,539	$(26,697)	$55,842	$59,083	$(16,488)	$42,595
Licensed technology	36	33,093	(12,446)	20,647	23,014	(7,668)	15,346
Customer relationship or base	61	2,200	(859)	1,341	2,200	(637)	1,563
Patents	59	11,932	(4,634)	7,298	11,792	(3,355)	8,437
Acquired customer contracts	36	900	(590)	310	900	(438)	462
Assembled workforce	43	1,235	(504)	731	1,235	(330)	905
No shop right	24	100	(98)	2	100	(73)	27
Trademark	45	400	(221)	179	400	(162)	238

Total		$132,399	$(46,049)	$86,350	$98,724	$(29,151)	$69,573

During the six months ended October 2, 2005, the Company reduced its goodwill by $0.5 million to reflect purchase price adjustments primarily on an acquisition related to tax benefits recognized on net operating loss carryforwards.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations. For the three and six months ended October 2, 2005 and September 30, 2004, the amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Amortization of intangible assets included in:
Cost of revenue—licenses	$47	$2	$47	$6
Operating expenses	1,273	116	2,945	574

Total	$1,320	$118	$2,992	$580

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (remaining six months)	$18,618
2007	36,043
2008	18,532
2009	12,131
2010 – 2020	1,026

Total expected future annual amortization	$86,350

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Repurchase of Convertible Subordinated Notes

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

Note 9. Restructuring Charge

During the six months ended September 30, 2004, the Company recorded net restructuring charges of $0.4 million related to employee termination costs for 7 employees resulting from the Company’s realignment to current business conditions. The Company has paid these termination costs as of September 30, 2004.

Note 10. Contingencies

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent. On July 14, 2005, the court vacated the hearings on Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopsys’s motion for partial summary judgment establishing unfair competition. The court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin the Company from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment seeking dismissal of certain counterclaims and defenses asserted by the Company on the grounds of estoppel by contract. On September 16, 2005, Synopsys filed a revised motion for preliminary injunction. On September 30, 2005, the Company filed its oppositions to Synopsys’s preliminary injunction motion and estoppel by contract motion. Both motions are scheduled to be heard December 2, 2005.

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order will remain in effect until the hearing on Synopsys’s motion for a preliminary injunction scheduled for December 2, 2005.

On September 2, 2005, the Company filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, the Company alleges, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, the Company cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against Magma, and (2) the patents-in-suit are licensed to Magma by IBM.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On October 19, 2005, the Court granted in part and denied in part Synopsys’s motion to strike certain affirmative defenses and to dismiss certain counterclaims in the Company’s Answer and Counterclaims to Synopsys’s Third Amended Complaint. The Court dismissed without leave to amend the Company’s counterclaims seeking correction of inventorship of the ‘446 and ‘438 Patents. The Court also struck without leave to amend the Company’s affirmative defenses of (1) invalidity of the ‘446 and ‘438 Patents based on failure to name all inventors, (2) unenforceability of the ‘446 and ‘438 patents due to inequitable conduct, and (3) unclean hands. The Court struck with leave to amend the Company’s affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112, as well as the Company’s affirmative defense that Synopsys is not the owner of any invention defined by the claims of the ‘446 and ‘438 Patents.

On October 24, 2005, the Company filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. All three motions are scheduled to be heard on December 2, 2005.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of October 2, 2005.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States.

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

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and a hearing is scheduled for December 2005.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. On October 19, 2005, the Company removed he action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ‘501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that Magma’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust counterclaims based on Synopsys’s assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement and trade libel, statutory and common law unfair competition, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

On October 25, 2005, the Company filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The Company seeks treble damages and an injunction against Synopsys for the sale and manufacture of products the Company alleges infringe the ‘328 Patent.

With respect to the above-referenced lawsuits, the Company is currently unable to assess the possible extent of damages and/or other relief, if any, that could be awarded against the Company, therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of October 2, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of October 2, 2005.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure under these agreements. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of October 2, 2005.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of October 2, 2005. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
North America*	$29,344	$20,137	$57,505	$43,115
Europe	4,495	5,415	8,696	10,265
Japan	3,739	9,705	7,975	15,271
Asia-Pacific (excluding Japan)	2,308	1,671	4,542	4,306

	$39,886	$36,928	$78,718	$72,957

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
North America*	74%	55%	73%	59%
Europe	11	15	11	14
Japan	9	26	10	21
Asia-Pacific (excluding Japan)	6	4	6	6

	100%	100%	100%	100%

*	The Company has substantially all its North America revenue in the United States for all periods presented.

As of October 2, 2005 and March 31, 2005, one customer accounted for 10% of accounts receivable.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	October 2, 2005	September 30, 2004	October 2, 2005	September 30, 2004
Customer A	13%	12%	22%	19%
Customer B	15%	*	*	*
Customer C	*	15%	*	*

*	Less than 10% of revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 12. Stockholders’ Equity

Repurchase of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2.0 million shares of its common stock. The stock repurchase was completed in May 2005, with repurchase prices ranging from $7.82 to $8.17 per share. The Company used approximately $16.0 million to repurchase 2.0 million shares of common stock. The repurchased shares are being held as treasury stock and are to be used for general corporate purposes.

Option Exchange Program

In August 2005, the Company offered to its employees a voluntary stock option exchange program designed to promote employee retention and reward contributions to stockholder value. Directors and executive officers were not eligible to participate in this option exchange program. Under the program, the company offered to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50, for a smaller number of new options at an exercise price of $9.20, equal to fair market value on the date of grant, August 22, 2005. The exchange ratio ranged from 60% to 75% depending on exercise price of the old option. As a result of the exchange program, options to purchase an aggregate of approximately 4.4 million shares of its common stock were canceled (with exercise prices ranging from $10.50 to $30.28) and options to purchase an aggregate of approximately 3.0 million shares of its common stock were granted under the Company’s 2001

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Incentive Plan on August 22, 2005. The new options generally will vest and become exercisable over a two to four-year period, with 12.5% to 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.

As a result of the exchange program and in accordance with the guidance of FIN 44, the Company is required to prospectively apply variable accounting to these new options (and any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire, unless the price of the Company’s common stock at the end of each fiscal quarter is less than the exercise price of the newly granted stock options. In addition, in accordance with the guidance of the FASB’s EITF 00-23, the options that were retained by eligible employees who did not participate in the exchange program, are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised. As of October 2, 2005, options to purchase an aggregate of approximately 5.5 million shares of its common stock were subject to variable accounting. The Company will be required to prospectively apply variable accounting to these options in this context until the Company adopts SFAS 123R, which it currently intends to do beginning with the first quarter of fiscal year 2007. As a result of variable accounting, the company recorded a compensation expense of approximately $213,000, relating to options granted during the six-month look-back period, for the fiscal quarter ended October 2, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with our unaudited condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; our ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of our products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain management and technical personnel; our ability to continue to deliver competitive products to customers; and changes in accounting rules.

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

Despite the condition of the semiconductor industry described above, we were able to achieve the following during the second quarter of fiscal 2006:

•	We achieved record quarterly revenue of $39.9 million during the second quarter of fiscal 2006, up 3% from the prior quarter and up 8% from the same quarter in fiscal 2005. License sales for the quarter ended October 2, 2005 accounted for approximately 82% of total revenue, compared to 87% in the prior quarter and 85% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses, services and contract extensions to existing customers in North America.

•	We continued to penetrate our market, and during the second quarter of fiscal 2006 we passed the 220-customer threshold.

•	We neared completion of the rollout of new products developed as part of our 18-month-long Cobra initiative. With these products, we further widen our lead in producing the best quality of results as defined by chip performance, area and manufacturability.

•	Our technology continues to be a top choice among designers working on the most advanced designs. A number of Magma customers are currently using our technology for 90 nanometer and 65 nanometer designs. Several customers have already completed 65 nanometer designs using Magma technology.

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

As of October 2, 2005, one customer accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of October 2, 2005, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) totaled $2.5 million at October 2, 2005. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.5 million during the three and six months ended October 2, 2005, respectively. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.3 million and $0.7 million during the three and six months ended September 30, 2004, respectively.

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

		October 2, 2005	% of Revenue	September 30, 2004	% of Revenue
Revenue category:

Three Months Ended:
License revenue
Ratable	Bundled and Unbundled	$6,257	16%	$4,309	12%
Due & Payable	Unbundled	14,539	36%	12,933	35%
Cash Receipts	Unbundled	2,612	7%	2,848	8%
Turns	Unbundled	9,296	23%	11,185	30%

Total license revenue		32,704	82%	31,275	85%
Services revenue		7,182	18%	5,653	15%

Total Revenue		$39,886	100%	$36,928	100%

Six Months Ended:
License revenue
Ratable	Bundled and Unbundled	$11,264	14%	$9,172	13%
Due & Payable	Unbundled	28,132	36%	28,284	39%
Cash Receipts	Unbundled	4,488	6%	5,425	7%
Turns	Unbundled	22,730	29%	19,286	26%

Total license revenue		66,614	85%	62,167	85%
Services revenue		12,104	15%	10,790	15%

Total Revenue		$78,718	100%	$72,957	100%

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and six months ended October 2, 2005 and September 30, 2004 (in thousands, except percentage data):

	October 2, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$32,704	82%	$31,275	85%	$1,429	5%
Services	7,182	18%	5,653	15%	1,529	27%

Total revenue	39,886	100%	36,928	100%	2,958	8%

Cost of revenue:
Licenses	6,483	16%	1,695	5%	4,788	282%
Services	4,525	11%	3,815	10%	710	19%

Total cost of revenue	11,008	27%	5,510	15%	5,489	100%

Gross profit	$28,878	73%	$31,418	85%	$(2,540)	(8)%

Six Months Ended:
Revenue:
Licenses	$66,614	85%	$62,167	85%	$4,447	7%
Services	12,104	15%	10,790	15%	1,314	12%

Total revenue	78,718	100%	72,957	100%	5,761	8%

Cost of revenue:
Licenses	10,897	14%	3,003	4%	7,894	263%
Services	8,382	11%	7,549	10%	833	11%

Total cost of revenue	19,279	25%	10,552	14%	8,727	83%

Gross profit	$59,439	75%	$62,405	86%	$(2,966)	(5)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended October 2, 2005 and September 30, 2004 (in thousands, except percentage data):

	October 2, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$29,344	74%	$20,137	55%	$9,207	46%

International:
Europe	4,495	11%	5,415	15%	(920)	(17)%
Japan	3,739	9%	9,705	26%	(5,966)	(61)%
Asia-Pacific (excluding Japan)	2,308	6%	1,671	4%	637	38%

Total International	10,542	26%	16,791	45%	(6,249)	(37)%

Total revenue	$39,886	100%	$36,928	100%	$2,958	8%

Six Months Ended:
Domestic	$57,505	73%	$43,115	59%	$14,390	33%

International:
Europe	8,696	11%	10,265	14%	(1,569)	(15)%
Japan	7,975	10%	15,271	21%	(7,296)	(48)%
Asia-Pacific (excluding Japan)	4,542	6%	4,306	6%	236	6%

Total International	21,213	27%	29,842	41%	(8,629)	(29)%

Total revenue	$78,718	100%	$72,957	100%	$5,761	8%

Revenue

•	Revenue for the three and six months ended October 2, 2005 was $39.9 million and $78.7 million, respectively, both up 8% from the comparable periods in the prior year.

•	License revenue increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to large orders executed during fiscal 2006 in North America. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. The increase in domestic revenue was partially offset by a decrease in revenue from Japan for both the three and six months ended October 2, 2005 compared to the comparable periods in fiscal 2005. Two customers each accounted for greater than 10% of the revenue for the quarter ended October 2, 2005 and one customer accounted for greater than 10% of the revenue for the six months ended October 2, 2005. License revenue as a percentage of revenue was lower in the second quarter of fiscal 2006 as compared to the second quarter in fiscal 2005 due to higher services and retro maintenance revenue, and was fairly consistent in the six months ended October 2, 2005 as compared to the comparable period in fiscal 2005.

•	Service revenue increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to a $1.2 million and $1.7 million, respectively, increase in maintenance revenue, and a $0.8 million and $62,000, respectively, increase in revenue from consulting service. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders.

•	Domestic revenue increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to a one time, non recurring payment for the termination of an existing customer’s license agreement. The payment arose from sale of this customer’s semiconductor division to a third party. The third party, also an existing Magma customer, purchased additional software licenses for use by engineers transferred in the acquisition. For the six months ended October 2, 2005, domestic revenue increased compared to the comparable period in the prior year also due to a single customer in North America purchasing additional capacity of existing licenses and licenses to new technology products. Domestic revenue as a percentage of total revenue increased by 19% and 14%, respectively, in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year.

•	International revenue decreased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to our existing customers in Japan and Europe demanding less capacity of existing licenses and licenses to new technology products.

Cost of Revenue

•	Cost of license revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of license revenue increased by $4.8 million and $7.9 million, respectively, in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to an increase of $4.0 million and $6.0 million, respectively, amortization relating to certain licensed technologies, as the Company began recognizing revenue from products based on these licensed technologies during the first and second quarter of fiscal 2006. The amortization expense on these technologies was included in operating expense in prior year periods. The remainder of the increase in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year was due to amortization on new intangibles, such as earnouts related to previous acquisitions.

•	Cost of service revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of service revenue also includes asset depreciation, allocated outside sale representative expenses and amortization of deferred stock-based compensation. Cost of service revenue increased by $0.7 million and $0.8 million, respectively, in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to an increase of personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in the fiscal 2006 periods.

Operating expenses

The table below sets forth operating expense data for the three and six months ended October 2, 2005 and September 30, 2004 (in thousands, except percentage data):

	October 2, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$11,381	29%	$10,524	28%	$857	8%
In-process research and development	—	—%	—	—%	—	—%
Sales and marketing	10,658	27%	11,679	32%	(1,021)	(9)%
General and administrative	9,842	25%	3,455	9%	6,387	185%
Amortization of intangible assets	2,882	7%	4,093	11%	(1,211)	(30)%
Amortization of stock-based compensation	1,273	3%	116	—%	1,157	997%
Restructuring costs	—	—%	(63)	—%	63	100%

Total operating expenses	$36,036	90%	$29,804	81%	$6,232	21%

	October 2, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	% Change
Six Months Ended:
Operating expenses:
Research and development	$22,356	28%	$20,093	28%	$2,263	11%
In-process research and development	—	—%	4,009	5%	(4,009)	(100)%
Sales and marketing	21,860	28%	22,946	31%	(1,086)	(5)%
General and administrative	18,455	23%	7,080	10%	11,375	161%
Amortization of intangible assets	6,470	8%	8,568	12%	(2,098)	(24)%
Amortization of stock-based compensation	2,945	4%	574	1%	2,371	413%
Restructuring costs	—	—%	439	1%	(439)	100%

Total operating expenses	$72,086	92%	$63,709	87%	$8,377	13%

•	Research and development expense increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to an increase in payroll related expenses of $1.6 million and $3.0 million, respectively, which included an increase in bonus expense of $1.5 million and $2.0 million, respectively, and an increase in salaries and related expenses of $0.1 million and $0.9 million, respectively, due to the increase of senior and experienced staff in research and development through direct hiring and business acquisitions. For the six months ended October 2, 2005, the increase in research and development expense was also caused by higher allocated common expenses (e.g., facility related expenses) of $0.4 million compared to the same period in the prior year. The increases in research and development expense in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year were partially offset by a decrease in software maintenance costs of $0.6 million and $1.2 million, respectively, due to the fact that a major software maintenance contract expired in the last quarter of fiscal 2005. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items. We expect our quarterly research and development expense in each of the remaining two quarters of fiscal 2006 to increase moderately compared with the amount in the first and second quarter of fiscal 2006 as our research and development headcount will increase driving up both fixed and variable compensation levels.

•	In-process research and development (“IPR&D”) expense of $4.0 million for the six months ended September 30, 2004 consisted of a charge recorded in connection with our acquisition of Mojave, Inc. in April 2004. The charge was recorded based on management’s final purchase price allocation. There has been no material change to the IPR&D project schedule as of October 2, 2005. Revenue resulting from the IPR&D project commenced around the end of the first quarter of fiscal 2006.

•	Sales and marketing expense decreased in the three months ended October 2, 2005 compared to the comparable period in the prior year primarily due to a decrease in commission expense of $0.7 million, an increase in expenses allocated to cost of service revenue (primarily application engineering costs) of $0.7 million and a decrease in marketing communications of $0.3 million. Sales and marketing expense decreased in the six months ended October 2, 2005 compared to the comparable period in the prior year primarily due to a decrease in commission expense of $0.7 million, an increase in expenses allocated to cost of service revenue (primarily application engineering costs) of $0.3 million, a decrease in travel and entertainment expense of $0.4 million, and a decrease in professional services of $0.2 million. The decreases in sales and marketing in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year were partially offset by an increase in payroll related expenses of $0.5 million and $0.6 million, respectively, which consisted of an increase in bonus expense of $1.3 million and $1.1 million, respectively, partially offset by a decrease in salaries and related expenses of $0.7 million and $0.5 million, respectively, due to the transfer of certain application engineers to research and development. We expect our quarterly sales and marketing expenses in each of the remaining two quarters of fiscal 2006 to increase moderately compared with the amount in the first and second quarter of fiscal 2006 primarily as a function of increased variable compensation costs driven by bookings and revenue growth.

•	General and administrative expense increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to increases in professional service fees of $5.2 million and $9.2 million, respectively, payroll related expenses of $0.9 million and $1.5 million, respectively, and asset depreciation of $0.6 million and $1.3 million, respectively, partially offset by an increase in allocated cost to other functional areas of $0.1 million and $0.8 million, respectively, due to higher common expenses in the first and second quarters of fiscal 2006 compared to the same periods in the prior year. The increase in professional service fees in the three and six months ended October 2, 2005 primarily consisted of legal expenses, which were accrued for as incurred, related to patent litigation with Synopsys, Inc. and other law suits. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items. We expect that our quarterly general and administrative expense in each of the remaining two quarters of fiscal 2006 will be consistent with the amount in the first and second quarter of fiscal 2006 as our general and administrative head count growth will be moderate, legal expenses and professional services related to litigation will increase slightly and variable compensation will grow moderately driven by increased revenue.

•	Restructuring costs in the fiscal 2005 periods consisted of employee termination charges resulting from the Company’s realignment to current business conditions in the first quarter of fiscal 2005.

•	Amortization of intangible assets decreased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to the change in classification, from operating expenses to cost of license revenue, of a $4.0 million and $6.0 million, respectively, amortization relating to certain developed technologies . The Company began recognizing revenues from products based on these developed technologies during the first and second quarter of fiscal 2006. The decrease was partially offset by amortization of new intangible assets acquired subsequent to the first and second quarter of fiscal 2005. The intangible assets being amortized include technology licenses, trademarks, customer contracts, customer relationships, no shop rights and non-competition agreements that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to an increase in amortization of deferred stock-based compensation of $0.8 million and $1.6 million, respectively, related to deferred stock compensation recorded in connection with the Company’s 2005 Key Contributor Incentive Plan, and also due to a stock-based compensation expense of $0.2 million related to the option exchange in August 2005. For the six months ended October 2, 2005, the increase was also due to an increase in amortization of deferred stock-based compensation of $0.6 million and $0.2 million related to the acquisitions of Mojave and VeraTest, respectively. The increases in the three and six months ended October 2, 2005 were partially offset by a decrease in amortization of deferred stock-based compensation of $0.1 million and $0.3 million, respectively, related to deferred stock compensation recorded in connection with our IPO in November 2001.

During the second quarter of 2005, we offered a voluntary stock option exchange program to our employees which resulted in variable accounting treatment for, at the time of the exchange, options to purchase an aggregate of approximately 5.5 million shares of its common stock. We are accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123R. Under variable accounting, cumulative stock compensation expense at any balance sheet date must equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards over their vesting periods. Upon adoption of SFAS 123R, in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123R using variable accounting will not be reversed upon adoption. Variable accounting treatment may result in unpredictable and potentially significant charges or credits recorded to stock-based compensation, which will be dependent upon fluctuations in the quoted market prices of our common stock.

Other items

The table below sets forth other data for the three and six months ended October 2, 2005 and September 30, 2004 (in thousands, except percentage data):

	October 2, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$586	1%	$556	2%	$30	5%
Interest expense	(224)	(1)%	(251)	(1)%	27	(11)%
Other expense, net	(352)	(1)%	(642)	(2)%	290	(45)%

Total other income (expense), net	$10	—%	$(337)	(1)%	$347

Benefit from (provision for) income taxes	$528	1%	$(990)	(3)%	$(1,518)

Six Months Ended:
Other income (expense), net:
Interest income	$1,246	2%	$1,109	2%	$137	12%
Interest expense	(432)	(1)%	(497)	(1)%	65	(13)%
Other income (expense), net	7,098	9%	(1,204)	(2)%	8,302	(690)%

Total other income (expense), net	$7,912	10%	$(592)	(1)%	$8,504

Provision for income taxes	$(1,908)	(2)%	$(352)	—%	$(1,556)

•	Interest income increased in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year primarily due to higher interest rate on our cash and investments balance during the fiscal 2006 periods. Even though our total cash and investment balance was lower in fiscal 2006 periods, the combination of higher short-term interest rates, together with the liquidation of long-term instruments during fiscal 2006 which were purchased at much lower rates and the subsequent reinvestment of maturing funds into higher short-term yielding instruments produced higher interest income in the three and six months ended October 2, 2005 compared to the comparable periods in fiscal 2005.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. In May 2005, we repurchased approximately 29.7% of the convertible subordinated debt. In connection with the repurchase, we wrote off $0.9 million of the unamortized debt issuance costs related to the repurchased portion of the convertible subordinated debt. As a result, amortization of debt issuance costs decreased by $73,000 and $119,000, respectively, in the three and six months ended October 2, 2005 compared to the comparable periods in the prior year. The decrease was partially offset by increase of interest expense on capital leases in fiscal 2006 periods.

•

Other income (expense), net in the three and six months ended October 2, 2005 consisted of a charge of $0.1 million and $0.5 million, respectively, associated with other than temporary impairment in our strategic investments and a foreign exchange loss of $0.2 million and $0.5 million, respectively. Other income, net in the six months ended October 2, 2005 also included a $9.7 million gain on repurchase of $44.5 million of the convertible subordinated debt, partially offset by a $0.9 million write-off of the debt issuance costs related to the repurchase and a $0.7 million of loss on sale of short-term investments. Other expense, net in the three and six months ended September 30, 2004 consisted of a charge of $0.3 million and $0.7 million, respectively, associated with other than temporary impairment in our strategic investments and $0.3 million and $0.5 million, respectively, of foreign exchange loss. The impairment charge was determined based on our periodic review of the investee company’s financial performance, financial conditions and near-term prospects. The slight increase of foreign exchange loss in the fiscal 2006 periods was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•	Benefit from (provision for) income taxes. The income tax provided for the three months ended October 2, 2005 is a benefit of $528,000, compared to an expense of $1.0 million for the three months ended September 30, 2004. The tax benefit of $528,000 consists primarily of the adjustment to the federal and state taxes provided in the prior quarter for certain discrete items, such as gain on the partial retirement of the convertible bond, impairment of certain equity investments and loss on disposal of certain investments due to the change in Company’s forecasts, as well as the federal, state and foreign taxes provided for the income derived from our normal operations. The income tax provisions are $1.9 million and $352,000 for the six months ended October 5, 2005 and September 30, 2004, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development, research and development credits, and foreign withholding taxes.

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

Liquidity and Capital Resources

(Dollar in Thousands)	October 2, 2005	March 31, 2005
Cash, cash equivalents and short-term investments	$88,471	$135,518

	Six Months Ended
	October 2, 2005	September 30, 2004
Net cash provided by operating activities	$23,426	$18,900
Net cash provided by (used in) investing activities	$56,872	$(3,066)
Net cash used in financing activities	$(47,375)	$(11,143)

During the fourth quarter of fiscal 2005, we reclassified auction rate securities of $31.5 million and $55.1 million as of September 30, 2004 and March 31, 2004, respectively, from cash and cash equivalents to short-term investments. We have reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, which decreased our cash used in investing activities by $23.6 million for the six months ended September 30, 2004.

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $88.5 million at October 2, 2005, a decrease of $47.0 million or 35% from March 31, 2005. The decrease primarily reflected cash generated from operations and proceeds from common stock issuances, which in fiscal 2006 were more than offset by cash used for repurchase of a portion of the convertible subordinated notes, repurchase of common stock, purchases of intangible assets, equity investments and capital investments. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, US agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

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

Net cash provided by operating activities

Net cash provided by operating activities was $23.4 million in the six months ended October 2, 2005 compared to $18.9 million in the comparable period in the prior year. The $4.5 million increase was primarily due to a $9.3 million increase in cash from customers, a $9.7 million decrease in payments associated with accounts payable and accrued liabilities and a $1.0 million increase in cash from interest income. These increases in cash flow were partially offset by a $13.6 million increase in costs and expenses, and a $1.9 million increase in payments associated with prepaid and other assets balances. The increase in cash from customers was primarily due to higher cash collection on accounts receivable during the six months ended October 2, 2005 compared to the comparable period in fiscal 2005. The payment of accrued liabilities during the six months ended September 30, 2004 was primarily related to a payout of accrued bonuses during the period. The increase in payments associated with prepaid expenses during the six months ended October 2, 2005 was primarily caused by an increase of $1.5 million payment on prepaid software maintenance expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $56.9 million in the six months ended October 2, 2005. We had net proceeds of $80.1 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $20.4 million in cash to purchase a technology license and make earnout payments relating to prior asset purchases. We also made an investment of $0.8 million in a privately held technology company for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash, cash equivalents and/or investments. In addition, we acquired property and equipment totaling $2.0 million in cash and $2.0 million through capital leases. We expect to make capital expenditures of approximately $5.2 million for the remainder of fiscal 2006. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents and/or investments to fund these purchases.

Net cash used in investing activities was $3.1 million in the six months ended September 30, 2004. We used cash to complete the Mojave and Lemmatis asset purchase transactions during the six months ended September 30, 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $9.1 million in cash, net of cash acquired. We also made investments of $1.1 million in two privately held technology companies for business and strategic purposes. In August 2004, we made a total of $2.8 million milestone payment relating to prior asset purchases. During the six months ended September 30, 2004, we acquired property and equipment totaling $9.2 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. The primary source of cash from investing activities was net proceeds of $19.1 million from maturities of short-term investments.

Net cash used in financing activities

Net cash used in financing activities was $47.4 million in the six months ended October 2, 2005. We used $34.8 million to repurchase a portion of our convertible subordinated notes and received net proceeds of

$140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.3 million on our capital leases. The primary source of cash was $3.6 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Net cash used in financing activities was $11.1 million in the six months ended September 30, 2004. The primary source of cash was $5.5 million of cash received from the exercise of stock options and the purchase of shares under the employee stock purchase plan. We used $16.6 million to repurchase 1,000,000 shares of common stock on the open market, as authorized by the board of directors in July 2004.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash and stock considerations based on meeting certain booking or project milestones and continued employment. Total amount of cash and stock contingent considerations that could be paid or issued under our acquisition agreements assuming all contingencies are met is $46.6 million and $45.6 million, respectively, as of October 2, 2005. The number of contingent shares to be issued is dependent on the market price of our common stock near when the milestones are achieved.

Contractual obligations

As of October 2, 2005, our principal commitments consisted of operating leases, with an aggregated future amount of $12.1 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $105.5 million due in fiscal 2009. During the six months ended October 2, 2005, other than the decrease of $44.5 million in the convertible subordinated notes, there were no material changes in our reported payments due under contractual obligations at March 31, 2005. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of October 2, 2005, we did not have any significant “off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we had no liabilities recorded for indemnification under these agreements as of October 2, 2005.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure under these agreements. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of October 2, 2005.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of October 2, 2005. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and have an accumulated deficit of approximately $122.3 million as of October 2, 2005; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $122.3 million as of October 2, 2005. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in other fiscal years and the first and second quarter of fiscal 2006. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price could decline.

Our quarterly revenue and operating results fluctuate from quarter to quarter and are difficult to predict. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher than anticipated costs in connection with patent litigation with Synopsys, Inc.;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	variability in stock-based compensation charges related to our option exchange program;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

We currently face lawsuits brought by Synopsys, Inc. related to patent infringement, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

On September 17, 2004, Synopsys, Inc., filed suit against us for patent infringement, and it subsequently filed patent related litigation in Germany and Japan (please see the discussion in Part II. Item 1.—“Legal Proceedings” below for further detail). Other related litigation may follow. In the future other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

The outcome of intellectual property litigation, such as the pending Synopsys litigation (discussed herein), could be our loss of critical proprietary rights and unexpected operating costs. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

In June, 2005, a putative shareholder class action lawsuit was filed against us in federal court as further identified in Part II, Item 1.—“Legal Proceedings.” Generally, the complaint in this lawsuit alleges that we and some of our executive officers failed to disclose information about the risk of Magma infringing intellectual property rights of Synopsys, Inc..

In July, 2005, a putative derivative lawsuit was filed against us in state court as further identified in Part II, Item 1.—“Legal Proceedings.” The complaint in this lawsuit seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California alleging that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the September 17, 2004 patent infringement action. On the Company’s motion, the action was removed to the United States District Court and related to the September 17, 2004 action. (See also Item II, Part I—“Legal Proceedings”)

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, alleging infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ‘501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over benefits allegedly obtained by the Company as a result of its alleged infringement. On October 19, 2005, the Company filed its answer and counterclaims to Synopsys’ Complaint. On October 25, 2005, the Company filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The Company seeks treble damages and an injunction against Synopsys for the sale and manufacture of products the Company alleges infringe the ‘328 Patent.

With respect to the above-referenced lawsuits, , we are currently unable to assess the possible extent of damages or other relief, if any, that might be awarded and no contingent liability was recorded as of October 2, 2005.

Publicly announced developments in our litigation matters may cause our stock price to decline sharply and suddenly. Other factors may reduce the market price of our common stock, and we are subject to ongoing risks of securities class action litigation related to volatility in the market price for our common stocks.

We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business. In addition, the ultimate resolution of the lawsuits could have a material adverse effect on our financial position, results of operations and cash flows and harm our ability to execute our business plan.

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

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees may have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we have attempted to address this problem in part via a stock option exchange program that allowed eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the price of $9.20 per share, we cannot guarantee that this program will satisfy our employees. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation and above-referenced shareholder litigation may affect employee morale. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our business depends on sales to a small number of customers. We had one customer that accounted for 22% of our revenue in the six months ended October 2, 2005, as compared to 19% in the comparable period of prior year.

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

We generated 27% of our total revenue from sales outside North America for the six months of fiscal 2006, compared to 41% for the same period in the prior year. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

The effectiveness of disclosure controls is inherently limited.

We do not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives will be met. The design of a control system must also reflect applicable resource constraints, and the benefits of controls must be considered relative to their costs. As a result of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Magma have been detected. Failure of the control systems to prevent error or fraud could materially adversely impact our financial results and our business. Management assessed the effectiveness of our internal control over financial reporting as of October 2, 2005, and this assessment identified a material weakness in our internal control over financial reporting related to the completeness and accuracy of our accounting for stock-based compensation expenses incurred during the second quarter ended October 2, 2005. As of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of this material weakness in our internal control over financial reporting. Failing to remedy this material weakness could have a material adverse effect on our business, and could adversely affect the price of our common stock and lead to expensive litigation. Our efforts to remedy this material weakness could cause us to incur significant additional costs and expend significant additional management time on remedial efforts, which could also impact our financial performance.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our patent litigation with Synopsys, Inc. (discussed below under Part II, Item 1, “Legal Proceedings”). As a result, many of the options held by our non-executive employees have an exercise price significantly above the current trading price of our stock; on October 2, 2005 approximately 85% of the options held by our non-executive employees were “underwater.”

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. Magma implemented this Exchange Program, and the date of grant was August 22, 2005, at which date the closing trading price of our stock was $9.20 per share. Therefore, the exercise price for new options under this Exchange Program is $9.20 per share. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, or, if our stock price drops after August 22, 2005, our ability to retain employees could be affected.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of October 2, 2005, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. As of October 2, 2005, a hypothetical 100 basis point increase in interest rates would result in approximately a $24,000 decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of October 2, 2005, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, we performed an evaluation, under the supervision of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). As of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of October 2, 2005, we did not maintain effective controls over the completeness and accuracy of our accounting for stock-based compensation. Specifically, supervisory review and approval controls over stock-based compensation expenses for our stock option exchange program and the Mojave earn-outs compensation were not effective to ensure that the amounts were in accordance with GAAP. This control deficiency resulted in adjustments to stock-based compensation expense for the quarter ended October 2, 2005. Additionally, this control deficiency could result in a misstatement of stock-based compensation expense that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

We assign a high priority to the improvement of our internal control over financial reporting. We will consider contracting additional technical accounting staff/outside consultants in our accounting and reporting function as we believe appropriate, and we have updated our accounting checklist to enhance our internal controls.

Other than as described above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent. On July 14, 2005, the court vacated the hearings on Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopsys’s motion for partial summary judgment establishing unfair competition. The court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin the Company from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment seeking dismissal of certain counterclaims and defenses asserted by the Company on the grounds of estoppel by contract. On September 16, 2005, Synopsys filed a revised motion for preliminary injunction. On September 30, 2005, the Company filed its oppositions to Synopsys’s preliminary injunction motion and estoppel by contract motion. Both motions are scheduled to be heard December 2, 2005.

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order will remain in effect until the hearing on Synopsys’s motion for a preliminary injunction scheduled for December 2, 2005.

On September 2, 2005, the Company filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, the Company alleges, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, the Company cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against Magma, and (2) the patents-in-suit are licensed to Magma by IBM.

On October 19, 2005, the Court granted in part and denied in part Synopsys’s motion to strike certain affirmative defenses and to dismiss certain counterclaims in the Company’s Answer and Counterclaims to Synopsys’s Third Amended Complaint. The Court dismissed without leave to amend the Company’s counterclaims seeking correction of inventorship of the ‘446 and ‘438 Patents. The Court also struck without leave to amend the Company’s affirmative defenses of (1) invalidity of the ‘446 and ‘438 Patents based on failure to name all inventors, (2) unenforceability of the ‘446 and ‘438 patents due to inequitable conduct, and (3) unclean hands. The Court struck with leave to amend the Company’s affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112, as well as the Company’s affirmative defense that Synopsys is not the owner of any invention defined by the claims of the ‘446 and ‘438 Patents.

On October 24, 2005, the Company filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. All three motions are scheduled to be heard on December 2, 2005.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of October 2, 2005.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded to the shareholder class; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of October 2, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and a hearing is scheduled for December 2005. The Company is currently unable to assess the possible range or extent of damages and/or other relief, if any, that could be awarded; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of October 2, 2005. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. On October 19, 2005, the Company removed the action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ‘501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that Magma’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust counterclaims based on Synopsys’s assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement and trade libel, statutory and common law unfair competition, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

On October 25, 2005, the Company filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The Company seeks treble damages and an injunction against Synopsys for the sale and manufacture of products the Company alleges infringe the ‘328 Patent.

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

At Magma’s annual meeting of stockholders, held on August 30, 2005, the following matters were considered and voted upon:

Proposal 1. To elect two Class I directors, to hold office until the 2008 annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

Nominee	For	Withheld
Roy E. Jewell	28,934,626	316,555
Thomas M. Rohrs	27,925,424	1,325,757

Proposal 2. To ratify the appointment of PricewaterhouseCoopers LLP as Magma’s independent registered public accounting firm for the fiscal year ending April 2, 2006.

For	Against	Abstain
29,010,283	30,601	210,297

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)					X

10.2	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers					X

10.3	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom					X

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy					X

10.5	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom					X

10.6	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees					X

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers					X

10.8	2005 Key Contributor Long-Term Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: November 14, 2005	By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)					X

10.2	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers					X

10.3	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom					X

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy					X

10.5	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom					X

10.6	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers					X

10.8	2005 Key Contributor Long-Term Incentive Plan					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X