Form 10-Q
period 2006-01-01
MAGMA DESIGN AUTOMATION INC
filed 2006-02-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 1, 2006, 35,549,713 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JANUARY 1, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 1, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,885	$20,622
Restricted cash	55	2,950
Short-term investments	36,500	114,896
Accounts receivable, net	28,349	33,851
Prepaid expenses and other current assets	5,607	7,088

Total current assets	123,396	179,407
Property and equipment, net	19,713	21,309
Intangibles, net	77,841	69,573
Goodwill	44,130	43,194
Restricted cash	3,804	—
Other assets	5,042	5,741

Total assets	$273,926	$319,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,286	$3,010
Accrued expenses	26,220	22,321
Deferred revenue	18,785	20,745

Total current liabilities	47,291	46,076
Convertible subordinated notes	105,500	150,000
Other long-term liabilities	5,864	1,749

Total liabilities	158,655	197,825
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	282,756	261,627
Deferred stock-based compensation	(3,347)	(5,749)
Accumulated deficit	(130,355)	(115,644)
Treasury stock	(32,651)	(16,606)
Accumulated other comprehensive loss	(1,136)	(2,233)

Total stockholders’ equity	115,271	121,399

Total liabilities and stockholders’ equity	$273,926	$319,224

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Revenue:
Licenses	$34,889	$31,663	$101,503	$93,830
Services	6,431	5,643	18,535	16,433

Total revenue	41,320	37,306	120,038	110,263

Cost of revenue:
Licenses	6,702	1,740	17,598	4,743
Services*	4,183	3,839	12,566	11,388

Total cost of revenue	10,885	5,579	30,164	16,131

Gross profit	30,435	31,727	89,874	94,132

Operating expenses:
Research and development	10,830	10,223	33,186	30,316
In-process research and development	450	355	450	4,364
Sales and marketing	11,487	11,043	33,347	33,989
General and administrative	11,179	4,576	29,634	11,656
Amortization of intangible assets	2,682	4,680	9,152	13,248
Amortization of stock-based compensation**	914	362	3,859	936
Restructuring charge	—	259	—	698

Total operating expenses	37,542	31,498	109,628	95,207

Operating income (loss)	(7,107)	229	(19,754)	(1,075)

Other income (expense):
Interest income	795	551	2,042	1,660
Interest expense	(197)	(249)	(629)	(746)
Other income (expense), net	(776)	473	6,322	(731)

Other income (expense), net	(178)	775	7,735	183

Net income (loss) before income taxes	(7,285)	1,004	(12,019)	(892)
Provision for income taxes	(783)	(1,723)	(2,692)	(2,075)

Net loss	$(8,068)	$(719)	$(14,711)	$(2,967)

Net loss per common share
Basic and diluted	$(0.23)	$(0.02)	$(0.43)	$(0.09)

Shares used in calculation:
Basic and diluted	34,470	33,829	34,237	33,742

* Stock-based compensation included in cost of services revenue	$4	$(5)	$51	$1

** Components of stock-based compensation included in operating expenses:
Research and development	$813	$205	$3,608	$479
Sales and marketing	13	66	89	109
General and administrative	88	91	162	348

	$914	$362	$3,859	$936

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	January 1, 2006	December 31, 2004
Cash flows from operating activities:
Net loss	$(14,711)	$(2,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,054	5,501
Amortization of intangible assets	26,103	17,614
In-process research and development	450	4,364
Provision for (recovery from) doubtful accounts	(349)	455
Amortization of debt issuance costs	544	742
Impairment of or loss on strategic equity investments	854	1,016
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(8,781)	—
Loss on sale of short-term investments	661	—
Amortization of stock-based compensation	3,910	937
Restructuring charge	—	698
Income tax benefit realized from gain on repurchase of convertible notes	853	—
Income tax benefit realized from debt issuance costs	65	147
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,267	636
Prepaid expenses and other assets	768	2,487
Accounts payable	(1,105)	321
Accrued expenses	9,639	(5,067)
Deferred revenue	(1,960)	(965)
Other long-term liabilities	(440)	195

Net cash provided by operating activities	29,822	26,114

Cash flows from investing activities:
Purchase of intangible assets	(25,333)	(26,899)
Purchase of property and equipment	(3,240)	(12,275)
Purchase of short-term investments	(83,746)	(110,237)
Proceeds from sale and maturities of short-term investments	162,289	137,880
Purchase of strategic equity investments	(750)	(2,150)

Net cash provided by (used in) investing activities	49,220	(13,681)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,617	7,746
Repurchase of common stock	(16,045)	(16,610)
Repurchase of convertible notes, net	(34,668)	—
Repayment of lease obligation	(556)	—

Net cash used in financing activities	(46,652)	(8,864)

Effect of foreign currency translation on cash and cash equivalents	(127)	98

Net increase in cash and cash equivalents	32,263	3,667
Cash and cash equivalents at beginning of period	20,622	17,634

Cash and cash equivalents at end of period	$52,885	$21,301

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(997)	$(458)

Issuance of common stock (or issuable) in connection with intangible asset purchase	$10,865	$14,980

Issuance of common stock warrant in connection with intangible asset purchase	$3,080	$—

Purchase of fixed assets under capital leases	$2,186	$—

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

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the fiscal year ended March 31, 2005, Magma’s fiscal years will consist of four quarters of 13 weeks each except for each seventh fiscal year, which will include one quarter with 14 weeks. The current fiscal year ends on April 2, 2006. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted. As a result of this change, the first quarter of Magma’s fiscal year 2006 includes three additional days, the results of which are included in the accompanying condensed consolidated financial statements for the nine months ended January 1, 2006.

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

Based upon the Company’s re-evaluation of these securities, Magma reclassified as short-term investments any auction rate securities previously classified as cash equivalents for the fiscal 2005 periods. As a result, purchases and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase of $59.2 million and sale of $107.4 million auction rate securities during the nine months ended December 31, 2004. This resulted in a decrease in cash used in investing activities by $48.2 million for the nine months ended December 31, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations.

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a significant impact on the Company’s financial position and results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the first quarter of calendar year 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine its impact to its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” (“SFAS 123R”) SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us no later than the first quarter of fiscal 2007. The Company is currently evaluating which transition method to use and option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. The adoption of SFAS 123R will lead to substantial additional compensation expense and therefore will have a material adverse effect on the Company’s consolidated statement of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan, rather than disclose the impact on its consolidated net income within the footnotes (see Note 2 to the Condensed Consolidated Financial Statements), as is the Company’s current practice.

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

FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on the Company’s results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate.

Note 2. Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25”, EITF No. 00-23, “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123 as amended by SFAS 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands, except net loss per share data):

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Net loss:
As reported	$(8,068)	$(719)	$(14,711)	$(2,967)
Add: Stock-based employee compensation expense included in reported net loss	918	357	3,910	937
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(6,124)	(4,955)	(18,552)	(15,887)

Pro forma	$(13,274)	$(5,317)	$(29,353)	$(17,917)

Net loss per share, basic and diluted:
As reported	$(0.23)	$(0.02)	$(0.43)	$(0.09)

Pro forma	$(0.39)	$(0.16)	$(0.86)	$(0.53)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Stock options	$3.94	$3.64	$3.85	$5.27
Employee stock purchase plans	$3.50	$3.39	$2.63	$3.47

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Stock options:
Risk-free interest rate	4.33%	2.84%	3.99%	3.03%
Expected dividend yield	0%	0%	0%	0%
Volatility	61%	43%	62%	43%
Expected life (years)	3.45	2.36	3.02	2.76

Employee stock purchase plans:
Risk-free interest rate	4.34%	2.71%	4.25%	2.24%
Expected dividend yield	0%	0%	0%	0%
Volatility	61%	43%	62%	43%
Expected life (years)	1.13	1.22	1.16	1.18

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

For the three and nine months ended January 1, 2006 and December 31,2004, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following:

	Three and Nine Months Ended
	January 1, 2006	December 31, 2004
Shares of common stock if converted under convertible subordinated notes	4,615,000	6,562,000
Shares of common stock issuable under stock option plans outstanding	8,994,930	8,514,078
Weighted average price of shares issuable under stock option plans	$10.72	$15.64

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Comprehensive Loss

Comprehensive loss includes net loss, unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Net loss	$(8,068)	$(719)	$(14,711)	$(2,967)
Unrealized gain (loss) on available-for-sale investments	(9)	(206)	808	(805)
Foreign currency translation adjustments	109	(763)	289	(486)

Comprehensive loss	$(7,968)	$(1,688)	$(13,614)	$(4,258)

Components of accumulated other comprehensive loss were as follows (in thousands):

	January 1, 2006	March 31, 2005
Unrealized loss on available-for-sale investments	$(39)	$(847)
Foreign currency translation adjustments	(1,097)	(1,386)

Accumulated other comprehensive loss	$(1,136)	$(2,233)

Note 5. Cash equivalents and investments

Cash, cash equivalents and short-term investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
January 1, 2006
Cash	$16,296	$—	$—	$16,296
Money market funds	5,063	—	—	5,063
Commercial paper	31,556	—	(39)	31,517
Government agencies	9	—	—	9
Auction rate certificates	36,500	—	—	36,500

	$89,424	$—	$(39)	$89,385

March 31, 2005
Cash	$16,979	$—	$—	$16,979
Money market funds	395	—	—	395
Commercial paper	3,249	—	(1)	3,248
Auction rate preferred securities	6,998	2	—	7,000
Government agencies	49,499	—	(525)	48,974
Corporate bonds	37,506	—	(316)	37,190
Auction rate certificates	19,650	—	—	19,650
Municipal obligations	2,090	—	(8)	2,082

	$136,366	$2	$(850)	$135,518

As of January 1, 2006, the stated maturities of the Company’s current investments (including $31.5 million classified as cash equivalent investments in the table above) are $31.5 million within one year and $36.5 million after ten years.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 1, 2006, $39,000 of the unrealized losses has a duration of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at January 1, 2006 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. See Note 8 for information regarding the repurchase of convertible subordinated notes.

Note 6. Business Combination

ACAD Corporation (“ACAD”)

On November 29, 2005, the Company acquired ACAD, a privately-held company that develops circuit simulation software, to broaden its product portfolio into simulation, addressing a new market, and to enhance certain other existing Magma products, all of which help integrated circuit (“IC”) manufacturers produce higher quality chips more efficiently. The acquisition of ACAD further supports Magma’s focus to deliver effective EDA software to IC manufactures, enabling IC designers to meet critical time-to-market objectives, improve chip performance, and handle multimillion-gate designs.

The Company acquired ACAD for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million as of November 29, 2005. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of January 1, 2006 none of the contingent consideration has been earned. The Company does not consider the ACAD acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the periods ended January 1, 2006.

Pursuant to the terms of the Share Purchase Agreements, $0.2 million of the initial consideration was retained by the Company in a segregated bank account to secure certain indemnification obligations of the ACAD shareholders, and was recorded as restricted cash, which is separately disclosed on the Company’s consolidated balance sheet as of January 1, 2006. As of January 1, 2006, the Company has made a total net payment of $3.6 million on the liabilities assumed.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of the purchase price allocations pertaining to the ACAD acquisition and the amortization periods of the intangible assets acquired is as follows (in thousands):

Cash consideration paid	$453

Total purchase price	$453

Allocation of purchase price:
Current assets	$581
Current liabilities	(4,512)

Net liabilities assumed	(3,931)
Intangible assets acquired:
Customer relationship or base	110
Developed technology	1,860
Acquired customer contracts	190
Non-competition agreements	300
In-process research and development	450
Goodwill	1,474

$453

Amortization period of intangibles (in years)
Customer relationship or base	4
Developed technology	4
Acquired customer contracts	1-2
Non-competition agreements	3

The excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer and contract-related assets and goodwill. The goodwill is not expected to be deductible for income tax purposes.

The values assigned to developed technologies were based upon future discounted cash flows related to the existing products’ projected income streams using discount rates ranging from 15% to 21%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

Other intangibles include the value of an existing customer relationship or base, non-competition agreements and existing customer contracts. These intangible assets were valued using discount rates ranging from 15% to 25%.

The valuation method used to value in-process research and development is a form of discounted cash flow method commonly known as the “percentage of completion” approach. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The in-process research and development valuation, as well as the valuation of other intangible assets was prepared by management or an independent appraisal firm, based on input from the Company and the acquired companies’ management, using valuation methods that are in accordance with the generally accepted accounting principles and are recognized by the United States Securities and Exchange Commission staff.

Note 7. Asset Purchases

Technology License

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) to copyrighted material pertinent to technology relating to electronic design automation (“EDA”), as well as other intellectual property owned by IBM. Also in connection with the technology license agreement, IBM and Magma entered into an amendment extending to 2010 the term of Magma’s patent license agreement with IBM dated March 24, 2004. These two licenses cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation.

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

The license fee of $7.0 million and $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible asset balance on the Company’s unaudited condensed consolidated balance sheet as of January 1, 2006 (see Note 8).

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology milestones as outlined in the respective asset purchase or merger agreement.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In the nine months ended January 1, 2006, the Company recorded $21.8 million of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Mojave, Inc.	$9,784	$9,784
Aplus Design Technologies	268	1,081
Other	914	—

Total earnout consideration	$10,966	$10,865

In addition, during the nine months ended January 1, 2006, Magma recorded deferred stock-based compensation totaling $1.0 million related to the Mojave earnouts.

Note 8. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of January 1, 2006 and March 31, 2005 (in thousands):

	Weighted Average Life (months)	January 1, 2006			March 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$44,130	$—	$44,130	$43,194	$—	$43,194

Intangible assets:
Developed technology	47	$82,635	$(32,202)	$50,433	$59,083	$(16,488)	$42,595
Licensed technology	36	33,093	(15,204)	17,889	23,014	(7,668)	15,346
Customer relationship or base	60	2,310	(968)	1,342	2,200	(637)	1,563
Patents	59	11,932	(5,276)	6,656	11,792	(3,355)	8,437
Acquired customer contracts	32	1,090	(665)	425	900	(438)	462
Assembled workforce	43	1,235	(581)	654	1,235	(330)	905
Non-competition agreements	36	300	(8)	292	—	—	—
No shop right	24	100	(100)	—	100	(73)	27
Trademark	45	400	(250)	150	400	(162)	238

Total		$133,095	$(55,254)	$77,841	$98,724	$(29,151)	$69,573

During the nine months ended January 1, 2006, the Company reduced its goodwill by $0.5 million to reflect purchase price adjustments primarily on an acquisition related to tax benefits recognized on net operating loss carryforwards.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations. For the three and nine months ended January 1, 2006 and December 31, 2004, the amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
Amortization of intangible assets included in:
Cost of revenue—licenses	$6,524	$1,628	$16,951	$4,366
Operating expenses	2,682	4,680	9,152	13,248

Total	$9,206	$6,308	$26,103	$17,614

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (remaining three months)	$9,405
2007	36,270
2008	18,654
2009	12,198
2010 – 2020	1,314

Total expected future annual amortization	$77,841

Note 9. Repurchase of Convertible Subordinated Notes

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22 percent. The Company spent approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million principal amount of convertible subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In the first quarter of fiscal 2006, the Company recorded a gain of $8.8 million on the repurchase of the convertible subordinated notes, which was net of the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were recorded against additional paid-in capital.

Note 10. Restructuring Charge

During the three and nine months ended December 31, 2004, the Company recorded net restructuring charges of $0.3 million and $0.7 million, respectively, related to employee termination costs resulting from the Company’s realignment to current business conditions. As of December 31, 2004, the unpaid balance of approximately $50,000, which related to charges incurred in the third quarter of fiscal 2005, was recorded as accrued liabilities on the Company’s unaudited condensed consolidated balance sheet and the amount was paid in the fourth quarter of fiscal 2005.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 11. Contingencies

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

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, Magma moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint based on the applicable statutes of limitations. On June 21, 2005, the Company moved to dismiss the third cause of action alleging fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The Court granted the Company’s motion to dismiss and strike by order dated July 15, 2005.

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court, vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining the Company from abandoning, dedicating to the public or seeking reexamination in the United States Patent and Trademark Office of the ‘446 Patent or the ‘438 Patent.

On September 2, 2005, the Company filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, the Company alleges, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, the Company cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against Magma, and (2) IBM has granted the Company a license under the patents-in-suit.

On October 14, 2005, the Court granted Synopsys’s request for permission to file an amended opposition to Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint. Synopsys filed its amended opposition on December 20, 2005, and the Company filed its reply on January 13, 2006. The motion was set for hearing on January 27, 2006, but the Court vacated the hearing date and took the matter under submission.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(3) unclean hands. The Court struck with leave to amend the Company’s affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112, as well as the Company’s affirmative defense that Synopsys is not the owner of any invention defined by the claims of the ‘446 and ‘438 Patents.

On October 24, 2005, the Company filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. All three motions were scheduled to be heard on December 2, 2005, but the Court vacated the hearing date and took the matters under submission.

On November 2, 2005, the Company filed a motion for leave to file an amended answer and counterclaims to Synopsys’s Third Amended Complaint, requesting leave to amend the Company’s answer to add affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112. The Company’s motion was set for hearing on December 16, 2005, but the Court vacated the hearing date and took the matter under submission.

On November 8, 2005, Synopsys filed a motion for sanctions against the Company based on the Company’s assertion of non-infringement defenses and counterclaims in the litigation. The Company opposed the motion, which was set for hearing on December 16, 2005. The hearing and the motion was taken under submission by the Court. Also on November 8, 2005, the Company filed a motion seeking leave to file a motion for reconsideration of the Court’s October 19, 2005 Order striking certain of the Company’s defenses without leave to amend. The Court granted the Company’s request on November 21, 2005.

On November 10, 2005, fact discovery closed. Expert discovery is ongoing and is currently scheduled to close on March 31, 2006.

On December 9, 2005, the Company filed a motion for reconsideration of the Court’s October 19, 2005 Order striking the Company’s affirmative defense of unclean hands and for leave to amend the Company’s answer to assert an unclean hands defense. The motion was set for hearing on January 13, 2006, but the Court vacated the hearing and took the matter under submission.

On December 23, 2005, Synopsys filed a motion for partial summary judgment regarding the Company’s statute of limitations defense. The Company opposed the motion, which was set for hearing on January 27, 2006. The hearing was vacated and the motion taken under submission by the Court.

On December 29, 2005, the Company filed a notice of interlocutory appeal to the Court of Appeals for the Federal Circuit of the Court’s December 1, 2005, preliminary injunction against the Company. The Company’s opening brief on appeal is due March 16, 2006.

On January 20, 2006, the Company filed a motion to bifurcate the trial into issues of patent ownership and all other issues. The Company’s motion is currently set for hearing on February 24, 2006.

The Court had a Case Management Conference on February 3, 2006.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held a hearing on January 18, 2006 and set a further hearing on March 6, 2006.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of January 1, 2006.

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

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, the Company removed he action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on the Company’s motion to strike and dismiss the complaint and has taken the matter under submission.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

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

On November 22, 2005, Synopsys filed a motion to dismiss the Company’s antitrust and other commercial counterclaims. The Company opposed that motion on December 7, 2005. Synopsys filed its reply brief on December 14, 2005. No hearing date has yet been set for this motion.

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Delaware federal court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and the Company’s counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. The Company’s opposition to that motion was filed on February 6, 2006. No hearing date has yet been set for this motion.

With respect to the above-referenced lawsuits, the Company is currently unable to assess the possible extent of damages and/or other relief, if any, that could be awarded against the Company, therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of January 1, 2006. The ultimate resolution of this matter or other third party assertions could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of January 1, 2006.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure under these agreements. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 1, 2006.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of January 1, 2006. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 12. Segment Information

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s management for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as management reviews financial information on a basis consistent with that presented in the unaudited condensed consolidated financial statements.

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
North America*	$20,939	$18,952	$78,443	$62,066
Europe	15,407	10,049	24,103	20,314
Japan	3,210	6,854	11,185	22,125
Asia-Pacific (excluding Japan)	1,764	1,451	6,307	5,758

	$41,320	$37,306	$120,038	$110,263

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006	December 31, 2004
North America*	51%	51%	65%	56%
Europe	37	27	20	19
Japan	8	18	9	20
Asia-Pacific (excluding Japan)	4	4	6	5

	100%	100%	100%	100%

*	The Company has substantially all its North America revenue in the United States for all periods presented.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 1, 2006, two customers accounted for 10% or more of accounts receivable. As of March 31, 2005, none of the customers accounted for 10% or more of accounts receivable.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2006	December 31, 2004	January 1, 2006		December 31, 2004
Customer A	17%	25%	*	%	*	%
Customer B	11	13	18		17
Customer C	*	11	*		*

*	Less than 10% of revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 13. Stockholders’ Equity

Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to “New Hire” employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan from 1,000,000 shares to 2,000,000 shares.

Repurchase of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2,000,000 shares of its common stock. The stock repurchase was completed in May 2005, with repurchase prices ranging from $7.82 to $8.17 per share. The Company used approximately $16.0 million to repurchase 2,000,000 shares of common stock. Part of the repurchased shares (1,000,000 shares) will be used to fund the increased shares approved by the Committee under the Inducement Plan. The remaining 1,000,000 shares are being held as treasury stock and are to be used for general corporate purposes.

Option Exchange Program

In June 2005, the Company offered to its employees a voluntary stock option exchange program designed to promote employee retention and reward contributions to stockholder value. Directors and executive officers were not eligible to participate in this option exchange program. Under the program, the Company offered to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50, for a smaller number of new options at an exercise price of $9.20, equal to fair market value on the date of grant, August 22, 2005. The exchange ratio ranged from 60% to 75% depending on exercise price of the old option. As a result of the exchange program, options to purchase an aggregate of approximately 4.4 million shares of its common stock

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

were canceled (with exercise prices ranging from $10.50 to $30.28) and options to purchase an aggregate of approximately 3.0 million shares of its common stock were granted under the Company’s 2001 Stock Incentive Plan on August 22, 2005. The new options generally will vest and become exercisable over a two to four-year period, with 12.5% to 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.

As a result of the exchange program and in accordance with the guidance of FIN 44, the Company is required to prospectively apply variable accounting to these new options (and any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire. In addition, in accordance with the guidance of the FASB’s EITF 00-23, the options that were retained by eligible employees who did not participate in the exchange program are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised. As of January 1, 2006, options to purchase an aggregate of approximately 4.3 million shares of its common stock were subject to variable accounting. The Company will be required to prospectively apply variable accounting to these options in this context until the Company adopts SFAS 123R, which it currently intends to do beginning with the first quarter of fiscal year 2007. As a result of variable accounting, the Company recorded a compensation expense of approximately $16,000 and $229,000, respectively, relating to options granted during the six-month look-back period, for the three and nine months ended January 1, 2006.

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

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering research and development (“R&D”) expenditures, cutting back on design starts, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

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

Our accomplishments during the third quarter of fiscal 2006 include:

•	We achieved record quarterly revenue of $41.3 million during the third quarter of fiscal 2006, up 4% from the prior quarter and up 11% from the same quarter in fiscal 2005. License sales for the quarter ended January 1, 2006 accounted for approximately 84% of total revenue, compared to 82% in the prior quarter and 85% from the same quarter in the prior year. Revenue increased primarily from sales of additional licenses, services and contract extensions to existing customers in North America.

•	We continued to penetrate our market, and during the third quarter of fiscal 2006 we added 10 new customers and now have approximately 230 customers.

•	We neared completion of the rollout of new products developed as part of our Cobra initiative. With these products, we further enhance our quality of results as defined by chip performance, area and manufacturability.

•	Our technology continues to be a top choice among designers working on the most advanced designs. Numerous Magma customers are currently using our technology for 90 nanometer and 65 nanometer designs. Several customers have already completed 65 nanometer designs using Magma technology.

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

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance by including maintenance for up to the first year of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

As of January 1, 2006, two customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Income taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which may result in proposed adjustments. Although we believe that our estimates are reasonable, we cannot guarantee that the final outcome of these tax matters will be no different than what has been reflected in our historical income tax provisions.

We also assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that it is more likely than not that we will not utilize the deferred tax assets, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future increases or decreases in our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of January 1, 2006, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.2 million at January 1, 2006. Our ability to recover our investments in private, non-marketable equity securities and convertible notes, and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investment with ownership between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.3 million and $0.9 million during the three and nine months ended January 1, 2006, respectively. Similarly, we recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.4 million and $1.0 million during the three and nine months ended December 31, 2004, respectively.

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

•	Ratable

•	Due & Payable

•	Cash Receipts

•	“Turns” or “Up-front”/ Perpetual or Time-Based

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

		January 1, 2006	% of Revenue	December 31, 2004	% of Revenue
Revenue category:

Three Months Ended:
Licenses revenue
Ratable	Bundled and Unbundled	$7,428	18%	$5,751	15%
Due & Payable	Unbundled	15,188	37%	14,871	40%
Cash Receipts	Unbundled	1,515	3%	769	2%
Turns	Unbundled	10,758	26%	10,272	28%

Total licenses revenue		34,889	84%	31,663	85%
Services revenue		6,431	16%	5,643	15%

Total Revenue		$41,320	100%	$37,306	100%

Nine Months Ended:
Licenses revenue
Ratable	Bundled and Unbundled	$18,692	16%	$14,924	13%
Due & Payable	Unbundled	43,320	36%	43,156	39%
Cash Receipts	Unbundled	6,004	5%	6,194	6%
Turns	Unbundled	33,487	28%	29,556	27%

Total licenses revenue		101,503	85%	93,830	85%
Services revenue		18,535	15%	16,433	15%

Total Revenue		$120,038	100%	$110,263	100%

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

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable,” “Cash Receipts” or “Turns”:

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and nine months ended January 1, 2006 and December 31, 2004 (in thousands, except percentage data):

	January 1, 2006	% of Revenue	December 31, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$34,889	84%	$31,663	85%	$3,226	10%
Services	6,431	16%	5,643	15%	788	14%

Total revenue	41,320	100%	37,306	100%	4,014	11%

Cost of revenue:
Licenses	6,702	16%	1,740	5%	4,962	285%
Services	4,183	10%	3,839	10%	344	9%

Total cost of revenue	10,885	26%	5,579	15%	5,306	95%

Gross profit	$30,435	74%	$31,727	85%	$(1,292)	(4)%

Nine Months Ended:
Revenue:
Licenses	$101,503	85%	$93,830	85%	$7,673	8%
Services	18,535	15%	16,433	15%	2,102	13%

Total revenue	120,038	100%	110,263	100%	9,775	9%

Cost of revenue:
Licenses	17,598	15%	4,743	4%	12,855	271%
Services	12,566	10%	11,388	10%	1,178	10%

Total cost of revenue	30,164	25%	16,131	15%	14,033	87%

Gross profit	$89,874	75%	$94,132	85%	$(4,258)	(5)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended January 1, 2006 and December 31, 2004 (in thousands, except percentage data):

	January 1, 2006	% of Revenue	December 31, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$20,939	51%	$18,952	51%	$1,987	10%

International:
Europe	15,407	37%	10,049	27%	5,358	53%
Japan	3,210	8%	6,854	18%	(3,644)	(53)%
Asia-Pacific (excluding Japan)	1,764	4%	1,451	4%	313	22%

Total International	20,381	49%	18,354	49%	2,027	11%

Total revenue	$41,320	100%	$37,306	100%	$4,014	11%

Nine Months Ended:
Domestic	$78,443	65%	$62,066	56%	$16,377	26%

International:
Europe	24,103	20%	20,314	19%	3,789	19%
Japan	11,185	9%	22,125	20%	(10,940)	(49)%
Asia-Pacific (excluding Japan)	6,307	6%	5,758	5%	549	10%

Total International	41,595	35%	48,197	44%	(6,602)	(14)%

Total revenue	$120,038	100%	$110,263	100%	$9,775	9%

Revenue

•	Revenue for the three and nine months ended January 1, 2006 was $41.3 million and $120.0 million, respectively, up 11% and 9% from the comparable periods in the prior year.

•	Licenses revenue increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to large orders executed during fiscal 2006 in North America and Europe. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. The increase in domestic revenue was partially offset by a decrease in revenue from Japan for both the three and nine months ended January 1, 2006 compared to the comparable periods in fiscal 2005. Two customers each accounted for greater than 10% of the revenue for the quarter ended January 1, 2006 and one customer accounted for greater than 10% of the revenue for the nine months ended January 1, 2006. License revenue as a percentage of revenue was fairly consistent in the three and nine months ended January 1, 2006 as compared to the comparable period in fiscal 2005.

•	Services revenue increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to a $1.1 million and $2.5 million, respectively, increase in maintenance revenue. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders.

•

Domestic revenue as a percentage of total revenue was consistent at 51% of total revenue in the three months ended January 1, 2006 compared to the comparable period in the prior year. For the nine months ended January 1, 2006, domestic revenue as a percentage of total revenue increased from 56% to 65% as compared to the comparable period in the prior year. This increase in the nine months ended January 1, 2006 was primarily due to a one time, non recurring payment for the termination of an existing customer’s license agreement. The payment arose from sale of this customer’s semiconductor division to a third party. The third party, also an existing Magma customer, purchased additional software licenses for use by engineers transferred in the acquisition. The increase in domestic revenue was also due to a customer in North America purchasing additional capacity for existing licenses and licenses to new technology products during the nine months ended January 1, 2006.

•	International revenue as a percentage of total revenue was consistent at 49% of total revenue in the three months ended January 1, 2006 compared to the comparable period in the prior year. For the nine months ended January 1, 2006, international revenue as a percentage of total revenue decreased from 44% to 35% as compared to the comparable period in the prior year primarily due to our existing customers in Japan and Europe requiring less capacity for existing licenses and fewer licenses to new technology products.

Cost of Revenue

•	Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of license revenue increased by $5.0 million and $12.9 million, respectively, in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to the change in classification, from operating expenses to cost of license revenue, of a $4.1 million and $10.0 million, respectively, amortization relating to certain developed technologies, as the Company began recognizing revenue from products based on these developed technologies during fiscal 2006. The remainder of the increase was due to amortization of new intangibles, such as earnouts related to previous acquisitions.

•	Cost of services revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of services revenue also includes asset depreciation, allocated outside sale representative expenses and amortization of deferred stock-based compensation. Cost of services revenue increased by $0.3 million and $1.2 million, respectively, in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year, primarily due to an increase of personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in the fiscal 2006 periods.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended January 1, 2006 and December 31, 2004 (in thousands, except percentage data):

	January 1, 2006	% of Revenue	December 31, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$10,830	26%	$10,223	27%	$607	6%
In-process research and development	450	1%	355	1%	95	27%
Sales and marketing	11,487	28%	11,043	30%	444	4%
General and administrative	11,179	27%	4,576	12%	6,603	144%
Amortization of intangible assets	2,682	6%	4,680	13%	(1,998)	(43)%
Amortization of stock-based compensation	914	2%	362	1%	552	152%
Restructuring costs	—	—%	259	1%	(259)	(100)%

Total operating expenses	$37,542	91%	$31,498	84%	$6,044	19%

	January 1, 2006	% of Revenue	December 31, 2004	% of Revenue	Dollar Change	% Change
Nine Months Ended:
Operating expenses:
Research and development	$33,186	28%	$30,316	27%	$2,870	9%
In-process research and development	450	0%	4,364	4%	(3,914)	(90)%
Sales and marketing	33,347	28%	33,989	31%	(642)	(2)%
General and administrative	29,634	25%	11,656	11%	17,978	154%
Amortization of intangible assets	9,152	8%	13,248	12%	(4,096)	(31)%
Amortization of stock-based compensation	3,859	3%	936	1%	2,923	312%
Restructuring costs	—	—%	698	1%	(698)	(100)%

Total operating expenses	$109,628	91%	$95,207	86%	$14,421	15%

•	Research and development expense increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to an increase in payroll related expenses of $0.9 million and $4.0 million, respectively, which included an increase in bonus expense of $0.4 million and $2.4 million, respectively, and an increase in salaries and related expenses of $0.2 million and $1.1 million, respectively, due to the increase of senior and experienced staff in research and development through direct hiring and business acquisitions. For the nine months ended January 1, 2006, the increase in research and development expense was also caused by higher allocated common expenses (e.g., facility related expenses) of $0.4 million compared to the same period in the prior year. The increases in research and development expense in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year were partially offset by a decrease in software maintenance costs of $0.4 million and $1.5 million, respectively, due to the fact that a major software maintenance contract expired in the last quarter of fiscal 2005. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items. We expect our quarterly research and development expense in the remaining quarter of fiscal 2006 to increase moderately compared with the amounts in the first three quarters of fiscal 2006 as our research and development headcount will increase driving up both fixed and variable compensation levels.

•	In-process research and development (“IPR&D”) expense of $450,000 for the three and nine months ended January 1, 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. IPR&D expense of $355,000 for the three months ended December 31, 2004 consisted of a charge recorded in connection with our acquisitions of Fortis, Inc. in December 2004. IPR&D expense of $4.4 million for the nine months ended December 31, 2004 also consisted of a charge recorded in connection with our acquisitions of Mojave, Inc. in April 2004. The charges were recorded based on management’s final purchase price allocation. There has been no material change to the IPR&D project schedule as of January 1, 2006. Revenue resulting from the Mojave IPR&D project commenced around the end of the first quarter of fiscal 2006.

•

Sales and marketing expense increased in the three months ended January 1, 2006 compared to the comparable period in the prior year primarily due to an increase in payroll related expenses of $0.9 million, which primarily consisted of increases in payroll cost of $0.3 million, fringe benefit of $0.3 million and bonus expense of $0.2 million. The increase in payroll related expenses in the three months ended January 1, 2006 compared to the comparable period in the prior year was partially offset by a decrease in marketing communications of $0.3 million, an increase in expenses allocated to cost of service revenue (primarily application engineering costs) of $0.2 million and a decrease in commission expense of $0.1 million. Sales and marketing expense decreased in the nine months ended January 1, 2006 compared to the comparable period in the prior year primarily due to a decrease in commission expense of $0.8 million, an increase in expenses allocated to cost of service revenue (primarily application engineering costs) of $1.0 million, a decrease in travel and entertainment expense of

$0.3 million, and a decrease in professional services of $0.4 million. The decreases in sales and marketing in the nine months ended January 1, 2006 compared to the comparable periods in the prior year were partially offset by an increase in allocated common expenses (e.g., facility related expenses) of $0.4 million and an increase in payroll related expenses of $1.6 million, which consisted of an increase in bonus expense of $1.3 million and an increase in salaries and related expenses of $0.3 million. We expect our quarterly sales and marketing expenses in the remaining quarter of fiscal 2006 to increase significantly compared with the amounts in the first three quarters of fiscal 2006, primarily as a function of increased variable compensation costs driven by bookings and revenue growth.

•	General and administrative expense increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to increases in professional service fees of $5.5 million and $14.7 million, respectively, payroll related expenses of $1.0 million and $1.4 million, respectively, and asset depreciation of $0.2 million and $1.5 million, respectively, partially offset by a decrease in bad debt expense of $0.3 million and $0.4 million, and an increase in allocated cost to other functional areas of $0.1 million and $0.9 million, respectively, due to higher common expenses in fiscal 2006 compared to the same periods in the prior year. The increase in professional service fees in the three and nine months ended January 1, 2006 primarily consisted of legal expenses of $6.2 million and $13.1 million, respectively, which were accrued for as incurred, specifically related to patent litigation with Synopsys, Inc. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items. We expect that our quarterly general and administrative expense in the remaining quarter of fiscal 2006 will decline moderately compared with the prior quarter and will be consistent with the amounts in the first and second quarter of fiscal 2006 as our general and administrative head count growth will be moderate, legal expenses and professional services related to litigation will decrease slightly and variable compensation will grow moderately driven by increased revenue.

•	Restructuring costs in the fiscal 2005 periods consisted of employee termination charges resulting from the Company’s realignment to current business conditions in the first quarter of fiscal 2005.

•	Amortization of intangible assets decreased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to the change in classification, from operating expenses to cost of licenses revenue, of $2.8 million and $6.6 million, respectively, amortization relating to certain developed technologies. The Company began recognizing revenues from products based on these developed technologies during fiscal 2006. The decrease was partially offset by amortization of new intangible assets acquired subsequent to the third quarter of fiscal 2005. The intangible assets being amortized include technology licenses, trademarks, customer contracts, customer relationships, no shop rights and non-competition agreements that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year, primarily due to an increase in amortization of deferred stock-based compensation of $0.7 million and $2.3 million, respectively, related to deferred stock compensation recorded in connection with the Company’s 2005 Key Contributor Incentive Plan. For the nine months ended January 1, 2006, the increase was also due to a stock-based compensation expense of $0.2 million related to the option exchange in August 2005, and an increase in amortization of deferred stock-based compensation of $0.7 million related to the Mojave acquisition. The increases in the three and nine months ended January 1, 2006 were partially offset by a decrease in amortization of deferred stock-based compensation of $0.1 million and $0.4 million, respectively, related to deferred stock compensation recorded in connection with our IPO in November 2001.

During the second quarter of 2005, we offered a voluntary stock option exchange program to our employees which resulted in variable accounting treatment for, at the time of the exchange, options to purchase an aggregate of approximately 5.5 million shares of its common stock. We are accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until adoption of SFAS 123R. Under variable accounting, cumulative stock compensation expense at any balance sheet date must equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards recorded prospectively from the date variable accounting commences over their remaining vesting periods. Upon adoption of SFAS 123R, in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized until adoption of SFAS 123R using variable accounting will not be reversed upon adoption. Variable accounting treatment may result in unpredictable and potentially significant charges or credits recorded to stock-based compensation, which will be dependent upon fluctuations in the quoted market prices of our common stock.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules will be effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us no later than the first quarter of fiscal 2007. We are currently evaluating which transition method to use and option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options and employee stock purchase plans. The adoption of SFAS 123R will lead to substantial additional compensation expense and therefore will have a material adverse effect on our consolidated statement of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan, rather than disclose the impact on our consolidated net income within the footnotes (see Note 2 to the Condensed Consolidated Financial Statements), as is our current practice.

Other items

The table below sets forth other data for the three and nine months ended January 1, 2006 and December 31, 2004 (in thousands, except percentage data):

	January 1, 2006	% of Revenue	December 31, 2004	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$795	2%	$551	1%	$244	44%
Interest expense	(197)	—%	(249)	(1)%	52	(21)%
Other expense, net	(776)	(2)%	473	1%	(1,249)	(264)%

Total other income (expense), net	$(178)	—%	$775	2%	$(953)

Provision for income taxes	$(783)	(2)%	$(1,723)	5%	$940

Nine Months Ended:
Other income (expense), net:
Interest income	$2,042	2%	$1,660	2%	$382	23%
Interest expense	(629)	(1)%	(746)	(1)%	117	(16)%
Other income (expense), net	6,322	5%	(731)	(1)%	7,053	(965)%

Total other income (expense), net	$7,735	6%	$183	—%	$7,552

Provision for income taxes	$(2,692)	(2)%	$(2,075)	(2)%	$(617)

•	Interest income increased in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year primarily due to higher interest rates on our cash and investments balance during the fiscal 2006 periods. Even though our total cash and investment balance was lower in fiscal 2006 periods, the combination of higher short-term interest rates, together with the liquidation of long-term instruments during fiscal 2006 which were purchased at much lower rates and the subsequent reinvestment of maturing funds into higher short-term yielding instruments produced higher interest income in the three and nine months ended January 1, 2006 compared to the comparable periods in fiscal 2005.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. In May 2005, we repurchased approximately 29.7% of the convertible subordinated debt. In connection with the repurchase, we wrote off $0.9 million of the unamortized debt issuance costs related to the repurchased portion of the convertible subordinated debt. As a result, amortization of debt issuance costs decreased by $73,000 and $192,000, respectively, in the three and nine months ended January 1, 2006 compared to the comparable periods in the prior year. The decrease was partially offset by increase of interest expense on capital leases in fiscal 2006 periods.

•	Other income (expense), net in the three and nine months ended January 1, 2006 consisted of a charge of $0.3 million and $0.9 million, respectively, associated with other than temporary impairment in our strategic investments and a foreign exchange loss of $0.4 million and $0.9 million, respectively. Other income, net in the nine months ended January 1, 2006 also included a $9.7 million gain on repurchase of $44.5 million of the convertible subordinated debt, partially offset by a $0.9 million write-off of the debt issuance costs related to the repurchase and a $0.7 million of loss on sale of short-term investments. Other expense, net in the three and nine months ended December 31, 2004 consisted of a charge of $0.4 million and $1.0 million, respectively, associated with other than temporary impairment in our strategic investments and a foreign exchange gain of $0.8 million and $0.3 million, respectively. The impairment charge was determined based on our periodic review of the investee company’s financial performance, financial conditions and near-term prospects. The foreign exchange loss in the fiscal 2006 periods was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•	Provision for income taxes. The income tax provided for the three months ended January 1, 2006 was $783,000, compared to an expense of $1.7 million for the three months ended December 31, 2004. The tax provision of $783,000 consisted primarily of the federal, state and foreign taxes provided for the income derived from our normal operations as well as certain discrete items including but are not limited to gain on the partial retirement of the convertible bond, impairment of certain equity investments, loss on disposal of certain investments, and the write-off of In-Process Research and Development related to the acquisition of ACAD. The income tax provisions are $2.7 and $2.1 million for the nine months ended January 1, 2006 and December 31,2004, respectively. Our effective tax rates vary from the U.S. statutory rates primarily due to changes in our valuation allowance, foreign income taxed at other than U.S. rates, in-process research and development, research and development tax credits, and foreign withholding taxes.

We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitation may result in an increase to our current income tax provision, and the net operating loss and tax credit carryforwards may expire before they are utilized.

Liquidity and Capital Resources

(Dollars in Thousands)	January 1, 2006	March 31, 2005
Cash, cash equivalents and short-term investments	$89,385	$135,518

	Nine Months Ended
	January 1, 2006	December 31, 2004
Net cash provided by operating activities	$29,822	$26,114
Net cash provided by (used in) investing activities	$49,220	$(13,681)
Net cash used in financing activities	$(46,652)	$(8,864)

During the fourth quarter of fiscal 2005, we reclassified auction rate securities of $6.9 million and $55.1 million as of December 31, 2004 and March 31, 2004, respectively, from cash and cash equivalents to short-term investments. We have reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, which decreased our cash used in investing activities by $48.2 million for the nine months ended December 31, 2004.

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $89.4 million at January 1, 2006, a decrease of $46.1 million or 34% from March 31, 2005. The decrease primarily reflected cash generated from operations and proceeds from common stock issuances, which in fiscal 2006 was more than offset by cash used for repurchase of a portion of the convertible subordinated notes, repurchase of common stock, purchases of intangible assets, equity investments and capital investments. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, US agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

On April 13, 2005, we announced that our Board of Directors authorized Magma to repurchase up to 2,000,000 shares of our common stock. The stock repurchase program was completed in May 2005. We used approximately $16.0 million to repurchase 2,000,000 shares of common stock. 1,000,000 of the repurchased shares are reserved for the Inducement Plan and the remaining 1,000,000 shares are to be used for general corporate purposes. (see Note 13 to the Condensed Consolidated Financial Statements)

In early May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of our convertible subordinated notes, at an average discount to face value of approximately 22 percent. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase leaves approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion (approximately 29.7 percent) of the hedging arrangements.

Net cash provided by operating activities

Net cash provided by operating activities was $29.8 million in the nine months ended January 1, 2006 compared to $26.1 million in the comparable period in the prior year. The $3.7 million increase was primarily due to a $13.6 million increase in cash from customers, a $12.6 million decrease in payments associated with accounts payable and accrued liabilities and a $1.2 million increase in cash from interest income. These increases in cash flow were partially offset by a $21.2 million increase in costs and expenses, and a $2.5 million increase in payments associated with prepaid and other assets balances. The increase in cash from customers was primarily due to higher cash collection on accounts receivable during the nine months ended January 1, 2006 compared to the comparable period in fiscal 2005. The payment of accrued liabilities during the nine months ended December 31, 2004 was primarily related to a payout of accrued bonuses during the period. The increase in payments associated with prepaid expenses during the nine months ended January 1, 2006 was primarily caused by an increase of $1.9 million payment on prepaid software maintenance expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $49.2 million in the nine months ended January 1, 2006. We had net proceeds of $78.5 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $25.3 million in cash to acquire ACAD, to purchase a technology license and make earnout payments relating to prior asset purchases. We also made an investment of $0.8 million in a privately held technology company for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash, cash equivalents and/or short-term investments. In addition, we acquired property and equipment totaling $3.2 million in cash and $2.2 million through capital leases. We expect to make capital expenditures of approximately $2.6 million for the remainder of fiscal 2006. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents and/or short-term investments to fund these purchases.

Net cash used in investing activities was $13.7 million in the nine months ended December 31, 2004. We used cash to complete the Mojave, Lemmatis and Fortis asset purchase transactions during the nine months ended December 31, 2004 in order to broaden our product offerings and to incorporate certain key technologies into our existing products and paid a total of $9.5 million in cash, net of cash acquired. We also made investments of $2.2 million in three privately held technology companies for business and strategic purposes. In August 2004, we made a total of $16.0 million milestone payment relating to prior asset purchases. During the nine months ended December 31, 2004, we acquired property and equipment totaling $12.3 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. The primary source of cash from investing activities was net proceeds of $27.6 million from maturities of short-term investments.

Net cash used in financing activities

Net cash used in financing activities was $46.7 million in the nine months ended January 1, 2006. We used $34.8 million to repurchase a portion of our convertible subordinated notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.6 million on our capital leases. The primary source of cash was $4.6 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Net cash used in financing activities was $8.9 million in the nine months ended December 31, 2004. The primary source of cash was $7.7 million of cash received from the exercise of stock options and the purchase of shares under the employee stock purchase plan. We used $16.6 million to repurchase 1,000,000 shares of common stock on the open market, as authorized by the board of directors in July 2004.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash and stock considerations based on meeting certain booking or project milestones and continued employment. Total amounts of cash and stock contingent consideration that could be paid or issued under our acquisition agreements, assuming all contingencies are met, were $53.2 million and $46.6 million, respectively, as of January 1, 2006. The number of contingent shares to be issued depends on the market price of our common stock near when the milestones are achieved.

Contractual obligations

As of January 1, 2006, our principal commitments consisted of operating leases, with an aggregated future amount of $11.7 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $105.5 million due in fiscal 2009. During the nine months ended January 1, 2006, other than the decrease of $44.5 million in the convertible subordinated notes, there were no material changes in our reported payments due under contractual obligations at March 31, 2005. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of January 1, 2006, we did not have any significant “off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we had no liabilities recorded for indemnification under these agreements as of January 1, 2006.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ liability insurance policy that reduces our exposure under these agreements. As a result of our insurance policy coverage, we believe the estimated costs of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 1, 2006.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of January 1, 2006. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

We were incorporated in April 1997 and introduced our first principal software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable for eight of the last fourteen fiscal quarters, and we were not profitable prior to fiscal 2003. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and have an accumulated deficit of approximately $130.4 million as of January 1, 2006; if we do not increase profitability, the public trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $130.4 million as of January 1, 2006. Although we achieved profitability in fiscal 2003 and fiscal 2004, we incurred losses in other fiscal years and the first and second quarter of fiscal 2006. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California alleging that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the September 17, 2004 patent infringement action. On the Company’s motion, the action was removed to the United States District Court and related to the September 17, 2004 action. (See also Item II, Part I—“Legal Proceedings”)

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, alleging infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over benefits allegedly obtained by the Company as a result of its alleged infringement. On October 19, 2005, the Company filed its answer and counterclaims to Synopsys’ Complaint. On October 25, 2005, the Company filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The Company seeks treble damages and an injunction against Synopsys for the sale and manufacture of products the Company alleges infringe the ‘328 Patent.

With respect to the above-referenced lawsuits, we are currently unable to assess the possible extent of damages or other relief, if any, that might be awarded and no contingent liability was recorded as of January 1, 2006.

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

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking it against our competition. As the complexity of the products we sell increases, we expect the sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within the customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of deals significantly, and such shorter terms of deals could in turn have an impact on our total results for orders for this fiscal year.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. We had one customer that accounted for 18% of our revenue in the nine months ended January 1, 2006, as compared to 17% in the comparable period of prior year.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog or mixed signal implementation products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources.

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

Our operating results will be harmed if chip designers do not adopt Blast Fusion or products released under our Cobra initiative or our other future products.

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

Our products depend on complex software, both internally developed and acquired or licensed from third parties. Our customers may use our products with other companies’ products, which also contain complex software. If our software does not meet our customers’ performance requirements, our customer relationships may suffer. Also, a limited number of our contracts include specified ongoing performance criteria. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	delayed or lost revenue; and

•	product liability claims.

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty, which provides the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry.

Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 35% of our total revenue from sales outside North America for the nine months of fiscal 2006, compared to 44% for the same period in the prior year. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Public Company Accounting Reform and Investor Protection Act of 2002 (the “Sarbanes-Oxley Act of 2002”) and the listing requirements for The Nasdaq Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may continue to increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires the implementation and maintenance of an effective system of internal control over financial reporting, and, annual certification of Section 404 compliance by our independent registered public accounting firm. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the year ended March 31, 2005, our independent registered public accounting firm certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting; however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with the foregoing regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

The effectiveness of disclosure controls is inherently limited.

We do not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives will be met. The design of a control system must also reflect applicable resource constraints, and the benefits of controls must be considered relative to their costs. As a result of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Magma have been detected. Failure of the control systems to prevent error or fraud could materially adversely impact our financial results and our business. Management assessed the effectiveness of our internal control over financial reporting as of October 2, 2005, and this assessment identified a material weakness in our internal control over financial reporting related to the completeness and accuracy of our accounting for stock-based compensation expenses and Mojave earnout related compensation expense incurred during the second quarter ended October 2, 2005. Management assigned a high priority to the improvement of our internal control over financial reporting and began efforts to remediate this material weakness. Failing to remedy this material weakness could have a material adverse effect on our business, and could adversely affect the price of our common stock and lead to expensive litigation. Our efforts to remedy this material weakness could cause us to incur significant additional costs and expend significant additional management time on remedial efforts, which could also impact our financial performance.

Forecasting the Company’s tax rates is complex and subject to uncertainty.

Management must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities, and any valuation allowance that may be recorded against our deferred tax assets. These assumptions, judgments and estimates are difficult to make due to their complexity, and the relevant tax law is often changing. Our future effective tax rates could be adversely affected by the following:

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our patent litigation with Synopsys, Inc. (discussed below under Part II, Item 1, “Legal Proceedings”). As a result, many of the options held by our non-executive employees have an exercise price significantly above the current trading price of our stock; on January 1, 2006 approximately 82% of the options held by our non-executive employees were “underwater.”

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. Magma implemented this Exchange Program, and the date of grant was August 22, 2005, at which date the closing trading price of our stock was $9.20 per share. Therefore, the exercise price for new options under this Exchange Program is $9.20 per share. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, or, if our stock price drops below the grant price of $9.20, our ability to retain employees could be affected.

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

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support our or our customers’ efforts to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors offering a broader set of products, or if we are unable to convince other software companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of January 1, 2006, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. As of January 1, 2006, a hypothetical 100 basis point increase in interest rates would result in approximately a $24,000 decline in the fair value of our available-for-sale securities.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of January 1, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. Although our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we continue to enhance our controls by hiring qualified personnel in key functional areas, implementing a new computerized system to automate a number of procedures related to quarterly and year-end close processes, and creating procedures to address the impact of acquisitions on a timely basis.

Remediation of Material Weakness

We previously identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (“PCAOB”) Standard No. 2 in relation to the quarter ended October 2, 2005 as set forth in our Quarterly Report on Form 10-Q for the three months ended October 2, 2005. This material weakness was related to our failure to maintain effective controls over the completeness and accuracy of our accounting for stock-based compensation and Mojave earnout related compensation expense. We have assigned a high priority to the improvement of our internal control over financial reporting and began efforts to remediate the material weakness. Specifically, our evaluation and remediation efforts were as follows: during the quarter ended January 1, 2006, we retained an independent accounting consultant to advise us on technical accounting matters such as stock-based compensation and other significant nonrecurring transactions. We have also formalized the documentation and review process related to earnout calculations. We plan to evaluate the adequacy of these measures and to take additional steps as may be necessary in the future.

Changes in Internal Control over Financial Reporting

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

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and for the three months ended July 3, 2005.

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

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against the Company: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, Magma moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint based on the applicable statutes of limitations. On June 21, 2005, the Company moved to dismiss the third cause of action alleging fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The Court granted the Company’s motion to dismiss and strike by order dated July 15, 2005.

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court, vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining the Company from abandoning, dedicating to the public or seeking reexamination in the United States Patent and Trademark Office of the ‘446 Patent or the ‘438 Patent.

On September 2, 2005, the Company filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, the Company alleges, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, the Company cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against Magma, and (2) IBM has granted the Company a license under the patents-in-suit.

On October 14, 2005, the Court granted Synopsys’s request for permission to file an amended opposition to Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint. Synopsys filed its amended opposition on December 20, 2005, and the Company filed its reply on January 13, 2006. The motion was set for hearing on January 27, 2006, but the Court vacated the hearing date and took the matter under submission.

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

On October 24, 2005, the Company filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. All three motions were scheduled to be heard on December 2, 2005, but the Court vacated the hearing date and took the matters under submission.

On November 2, 2005, the Company filed a motion for leave to file an amended answer and counterclaims to Synopsys’s Third Amended Complaint, requesting leave to amend the Company’s answer to add affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112. The Company’s motion was set for hearing on December 16, 2005, but the Court vacated the hearing date and took the matter under submission.

On November 8, 2005, Synopsys filed a motion for sanctions against the Company based on the Company’s assertion of non-infringement defenses and counterclaims in the litigation. The Company opposed the motion, which was set for hearing on December 16, 2005. The hearing and the motion was taken under submission by the Court. Also on November 8, 2005, the Company filed a motion seeking leave to file a motion for reconsideration of the Court’s October 19, 2005 Order striking certain of the Company’s defenses without leave to amend. The Court granted the Company’s request on November 21, 2005.

On November 10, 2005, fact discovery closed. Expert discovery is ongoing and is currently scheduled to close on March 31, 2006.

On December 9, 2005, the Company filed a motion for reconsideration of the Court’s October 19, 2005 Order striking the Company’s affirmative defense of unclean hands and for leave to amend the Company’s answer to assert an unclean hands defense. The motion was set for hearing on January 13, 2006, but the Court vacated the hearing and took the matter under submission.

On December 23, 2005, Synopsys filed a motion for partial summary judgment regarding the Company’s statute of limitations defense. The Company opposed the motion, which was set for hearing on January 27, 2006. The hearing was vacated and the motion taken under submission by the Court.

On December 29, 2005, the Company filed a notice of interlocutory appeal to the Court of Appeals for the Federal Circuit of the Court’s December 1, 2005, preliminary injunction against the Company. The Company’s opening brief on appeal is due March 16, 2006.

On January 20, 2006, the Company filed a motion to bifurcate the trial into issues of patent ownership and all other issues. The Company’s motion is currently set for hearing on February 24, 2006.

The Court had a Case Management Conference on February 3, 2006.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and for the three months ended July 3, 2005.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held a hearing on January 18, 2006 and set a further hearing on March 6, 2006. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and for the three months ended July 3, 2005.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys; therefore, no contingent liability has been recorded on the Company’s condensed consolidated balance sheet as of January 1, 2006.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. This lawsuit was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and for the three months ended July 3, 2005.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This lawsuit was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and for the three months ended July 3, 2005.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, the Company removed the action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on the Company’s motion to strike and dismiss the complaint and has taken the matter under submission. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”) and seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005.

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

On November 22, 2005, Synopsys filed a motion to dismiss the Company’s antitrust and other commercial counterclaims. The Company opposed that motion on December 7, 2005. Synopsys filed its reply brief on December 14, 2005. No hearing date has yet been set for this motion.

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Delaware federal court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and the Company’s counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. The Company’s opposition to that motion was filed on February 6, 2006. No hearing date has yet been set for this motion.

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

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.2	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.3	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.5	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.6	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.8	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: February 9, 2006	By	/s/ GREGORY C. WALKER
Gregory C. Walker Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 1, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

4.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

4.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.4	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.5	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.2	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.3	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.5	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.6	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.8	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certification of Principal Executive Officer					X

32.2	Section 1350 Certification of Principal Financial Officer					X