Form 10-K
period 2006-04-02
MAGMA DESIGN AUTOMATION INC
filed 2006-06-15
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market, was $231,234,799. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of May 31, 2006 Registrant had outstanding 36,377,498 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be delivered to the stockholders in connection with Registrant’s 2006 Annual Meeting of Stockholders to be held on August 29, 2006, are incorporated by reference into Part III of this Form 10-K. The Registrant’s proxy statement is required to be filed within 120 days after the Registrant’s fiscal year end.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended April 2, 2006

Magma, Blast Fusion, Blast Noise, QuickCap and SiliconSmart are registered trademarks, and ArchEvaluator, Blast RTL, Blast Power, Blast Plan, Blast Rail, Blast Create, Blast FPGA, Quartz Time, Blast DFT, Quartz RC, Quartz Formal, Quartz SSTA, Quartz DRC, Quartz LVS, Blast Yield, FineSim, Talus, “The Fastest Path from RTL to Silicon,” “Signoff in the Loop,” and PALACE are trademarks, of Magma Design Automation. All other product and company names are trademarks and registered trademarks of their respective companies.

PART I

ITEM 1.    BUSINESS.

Overview

Magma Design Automation, Inc. provides electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products comprise a digital integrated solution for the chip development cycle, from initial design through physical implementation.

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our flagship Blast and Talus family of products and our Quartz family of sign-off and verification tools combine into one integrated chip design and verification flow, from what traditionally had been separate logic design, physical design, and analysis and sign-off processes. This integrated flow significantly reduces design iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits.

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

Highly integrated, large integrated circuit (“IC”) designs require a fundamental new technology to create and maintain chip floorplans. Today, creating hierarchical chip floorplans is a manual error-prone task with less optimal quality of results in terms of chip die area and performance. Alternative flat chip design methodologies simplify floorplan creation but suffer from a long turn around time making it unacceptable.

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

Our Solution

The important technical foundations for our software products are found within our unified data model architecture, platform logic synthesis, interconnect synthesis, automated chip creation, physical verification, design-for-manufacturability (“DFM”) and silicon signoff (known to us as our “Signoff in the Loop™” flow), which allow our customers to reduce the number of iterations that are often required in conventional IC design processes.

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

Design Implementation

Unified Data Model Architecture

Conventional electronic design automation flows are typically based on a collection of software programs that have their own associated data models, often resulting in cumbersome design flows. We believe that we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a unified data model. Our unified data model architecture is a key enabler for our ability to deliver automated signal integrity detection and correction, integrated power analysis and Signoff in the Loop. The unified data model contains all the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, RC and delay extraction, power, and signal integrity, all operate directly on this data model. Because the data model is concurrently available to all the engines and analysis software, it makes it possible to analyze the design and make rapid tradeoff decisions during the physical design process, thereby reducing design iterations.

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

Automated Chip Creation

Automated chip creation is a new generation of implementation technology that automatically synthesizes chip floorplans. Automated chip creation is found in our new Talus family of products. Talus is an RTL to GDSII solution that aims to eliminate manual and resource intensive floorplan interventions. Designs are automatically partitioned into blocks, shaped and placed to achieve optimal floorplan chip area and performance. Furthermore, blocks are automatically distributed on multiple computing processing machines to implement any size designs 5-10 times faster. Talus allows prototyping of large designs early in the design cycle and flexible floorplans to implement engineering changes later in the design while it provides better quality of results.

Physical Verification and Design for Manufacturability

Every completed physical layout must be analyzed and manipulated before final manufacturing. This process—commonly called physical verification—has increased in complexity and importance as manufacturing technology has moved from 130 nanometers to 90 nanometers, and now to 65 nanometers. Moreover, new physical phenomena at these manufacturing nodes—including optical proximity correction (“OPC”) and chemical-mechanical-polishing (“CMP”) effects—have introduced the need for new design-for-manufacturing technologies.

Magma has introduced a new product line to address these challenges, with technologies resulting from Magma’s acquisition of Mojave Design. This includes Quartz DRC™ and Quartz LVS™, physical verification tools designed specifically to address the challenges at 90 nanometers and 65 nanometers. They are architected to do a full-chip design rule check for any design, at any node, in two hours or less. Quartz DRC and Quartz LVS have been architected to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC and Quartz LVS are able to use a large number (up to 100) separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—increasing the number of processors by 2x increases the speed by 2x—for design rule checking. This scalability is essential to achieving a fast turnaround time of two hours or less.

Magma has a strong position for design for manufacturability—as it offers both a leading physical design system, and also a leading physical verification system. Magma is leveraging the Mojave technology, and developing future products, including OPC-aware software, that will be used during both design and manufacturing.

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

*In Beta

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

Blast Rail™, first shipped in May 2003, provides IC designers with integrated power analysis and planning, voltage-drop analysis, voltage-drop-induced delay analysis, and electromigration analysis on rail wires and vias. These features enable designers to maintain power integrity in their designs. Blast Rail is fully integrated with Magma’s RTL-to-GDSII implementation flow to enable a correct-by-construction rail design solution. Blast Rail™ NX is our enhanced version of Blast Rail.

Blast Power™, launched in May 2004, is the industry’s first integrated power management and power minimization solution from RTL to GDSII. Blast Power is available as an option to Magma’s Blast Create and Blast Fusion implementation system, enabling Magma to offer a low-power design methodology that includes embedded power, timing, and rail analysis and power minimization techniques. With Blast Power, Magma users will be able to make power-vs-timing and power-vs-area tradeoffs throughout the RTL-to-GDSII flow—without having to export design data out of the Magma system. This tight integration of power optimization and management into the implementation process will enable users to deliver lower power and more cost-effective development cycles than point tool flows.

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

With the acquisition of Random Logic Corporation in October 2003, we acquired a capacitance extractor called QuickCap®, long considered the industry’s leading parasitic extraction technology. QuickCap is a highly accurate 3D-field solver used in parameter extraction and rules generation, library cell extraction, critical cell analysis, and critical net analysis. QuickCap® NX, made available in February 2005, is an enhanced version of the QuickCap tool, targeted to address specific design challenges that occur in 90-nanometer and smaller process technologies.

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

In addition to the above products, the Company has made available for general release (except where otherwise noted), from the Cobra development initiative, the following products described below:

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

Blast Fusion 5.0: Provides enhanced physical synthesis to improve congestion and timing of high performance designs. The product supports advanced 65nm routing rules and improved runtime up to 50%. The optimization engine will take full advantage of multi mode and margin less OCV analysis to reduce design margins and turn around time.

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

Quartz Formal™: A logic equivalency checking tool used to verify the functional accuracy of a gate-level design with respect to its source HDL description.

Furthermore, we acquired the new product FineSim™ in connection with its acquisition of ACAD Corporation in November 2005. FineSim is the next generation highly accurate fast circuit simulator with full-chip analysis capabilities. These capabilities include advanced post-layout simulation features, high accuracy with low memory usage and high performance.

In addition, on April 17, 2006, we announced Talus™, a new product line intended to offer improved automation and greater capacity in the design of integrated circuits. The initial Talus products, Talus LX and Talus PX, are in limited release and are expected to be generally available in September 2006 or soon thereafter.

Services

We provide consulting and training to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our customers include Texas Instruments, Broadcom, Infineon, NEC, Nokia, Toshiba, IBM, Marvell, Renesas Technology and Vitesse. In fiscal 2006, Texas Instruments was our largest customer and accounted for 16% of our total revenue.

Product Backlog

As of April 2, 2006, we had approximately $368 million in backlog, which we define as non-cancelable contractual commitments by our customers through purchase orders or contracts. Approximately 9% of the backlog is variable based on volume of usage of our products by the customers, approximately 2% includes specific future deliverables, and approximately 6% is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Revenue and Orders Mix

Our license revenue in any given quarter depends on the volume of short term licenses shipped during the quarter and the amount of long term, ratable and cash receipts revenue from deferred revenue that is recognized out of backlog and recognized on orders received during the quarter. We set our revenue targets for any given period based in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of short term licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more long term or ratable licenses than expected) or may exceed them (if we deliver more short term licenses than expected).

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of April 2, 2006 and March 31, 2005, unbilled accounts receivable were approximately $7.7 million and $14.1 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 33% of our total revenue from sales outside the United States for fiscal 2006, compared to 43% in fiscal 2005. Additional disclosure regarding financial information on geographic areas is included in Note 11 of our Consolidated Financial Statements in Item 8 of this Annual Report.

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

As of April 2, 2006, we had 303 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2006, 2005 and 2004 were $45.9 million, $41.7 million and $26.1 million, respectively. There have not been any customer-sponsored research activities since the inception of Magma.

As of April 2, 2006, our research and development group consisted of 252 employees. We have engineering centers in California and Texas in the United States, and in China, India, the Netherlands and Korea. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we hold, directly or indirectly, more than forty issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates between April 2018 and February 2024. We have filed, and plan to file, applications for additional patents. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. On September 17, 2004 and again on September 26, 2005, Synopsys, Inc. filed suit for patent infringement against us (as further discussed below in Item 3 of this Part I), and, other parties may assert infringement claims against us and/or our customers. Our products may be found by a court to infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages, we may be prevented from distributing some of our products, and/or we may be required to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of April 2, 2006, we had 639 full-time employees, including 252 in research and development, 303 in sales and marketing and 84 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 5460 Bayfront Plaza, Santa Clara, California 95054, and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq National Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information in our Web site is not incorporated by reference into this annual report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following Internet site: http://www.sec.gov. Our 2006 annual meeting will be held on August 29, 2006 at our offices in Santa Clara, California.

ITEM 1A.    RISK FACTORS

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

We were incorporated in April 1997 and introduced our first major software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable in fiscal 2003 and fiscal 2004. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and use our software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $136.6 million as of April 2, 2006; if we continue to incur losses, the trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $136.6 million as of April 2, 2006. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our quarterly results are difficult to predict, and if we miss quarterly financial expectations, our stock price is likely to decline.

Our quarterly revenue and operating results fluctuate from quarter to quarter and are difficult to predict. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher than anticipated costs in connection with litigation with Synopsys, Inc.;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including increases in incentive compensation payments that may be associated with future revenue growth;

•	variability in stock-based compensation charges related to our option exchange program;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products.

We currently face lawsuits brought by Synopsys, Inc. related to patent infringement, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

As described below, Synopsys, Inc. has filed various suits, including for patent infringement, against us (please see the discussion in Part I, Item 3, “Legal Proceedings.”) In addition, as described below, a putative shareholder class action lawsuit and a putative derivative lawsuit have been filed against us (please see the discussion in Part I, Item 3, “Legal Proceedings.”) Other related litigation may follow. In the future other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

The outcome of intellectual property litigation, such as the pending Synopsys litigation (discussed herein) and other types of litigation, could be, in the case of intellectual property litigation, our loss of critical proprietary rights and, in the case of intellectual property litigation and other types of litigation, unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

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

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees may have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we have attempted to address this problem in part via a stock option exchange program that allowed eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the price of $9.20 per share, we cannot guarantee that this program will satisfy our employees. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation and above-referenced shareholder litigation may affect employee morale. Furthermore, in light of our adopting SFAS 123R “Share-Based Payment” in the first quarter of our fiscal year 2007, we will be changing our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our business depends on sales to a small number of customers. In fiscal 2006, we had one customer that accounted for more than 10% of our revenue, and our top three customers together accounted for approximately 29% of our revenue.

We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, or fails to renew licenses, our business and operating results could be harmed.

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

Some contracts with extended payment terms provide for payments which are weighted toward the later part of the contract term. Accordingly, for bundled agreements, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably. For unbundled agreements, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the later part of the contract term, which puts our revenue recognition in the future at greater risk of the customer’s continuing credit-worthiness. In addition, some of our customers have extended payment terms, which creates additional credit risk.

We compete against companies that hold a large share of the electronic design automation market and competition is increasing among EDA vendors as customers tightly control their EDA spending and use fewer vendors to meet their needs. If we cannot compete successfully, we will not gain market share and our revenue could decline.

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence and Synopsys. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors might be causing or might cause in the future the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog or mixed signal implementation products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may cause potential customers to defer purchases of our products. If we fail to compete successfully, we will not gain market share and our business may fail.

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

Many Magma customers are currently working on 90-nanometer designs. Magma continues to work toward developing and enhancing its product line in anticipation of increased customer demand for 65-nanometer (sub-90 nanometer) design geometries. Similarly, Magma has acquired Mojave personnel and technology to better address customers’ needs for designing and verifying semiconductors that are manufacturable with higher yield and performance, which is a key design parameter when moving to 65-nanometer geometries. Notwithstanding our efforts to support 65-nanometer geometries, customers may fail to adopt or may be slower to adopt 65-nanometer geometries and we may be unable to convince our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer design geometries or are slow to adopt 65-nanometer design geometries, our operating results may be harmed. In addition, if customers are not able successfully to make profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Our operating results will be harmed if chip designers do not adopt Blast Fusion, Talus or products released under our Cobra initiative or our other current and future products.

Blast Fusion has accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion, Talus and related products will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing Talus and products developed under our Cobra development initiative. We must gain market penetration of Blast Fusion, Talus and products released under our Cobra initiative in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt Blast Fusion or do not adopt Talus, our operating results will be significantly harmed. Furthermore, if there is a delay in the development or commercialization of Talus, our operating results may be significantly harmed.

We recently changed our organizational structure, and if this organizational structure does not successfully lead to effective interoperability between our products or effective collaboration among the applicable employees, then our operating results may be harmed.

We recently changed our organizational structure such that we now have major business units that are responsible for our various products. If this organizational structure does not successfully lead to effective interoperability between our products or effective collaboration among the applicable employees, then our operating results may be harmed. For example, if this organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than anticipated. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new products in a timely manner or if new products do not meet performance features as marketed, our reputation and our business will suffer.

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

Our products depend on complex software, both internally developed and acquired or licensed from third parties. Our customers may use our products with other companies’ products, which also contain complex software. If our software does not meet our customers’ performance requirements or meet the performance features as marketed, our customer relationships may suffer. Also, a limited number of our contracts include specified ongoing performance criteria. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

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

We generated 33% of our total revenue from sales outside North America for fiscal 2006, compared to 43% for fiscal 2005 and 48% for fiscal 2004. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Future changes in accounting standards or interpretations thereof, specifically those changes affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall. Implementation of internal controls reporting and attestation requirements, as further described below, will impose additional financial and administrative obligations on us and will cause us to incur substantial implementation costs from third party consultants, which could adversely affect our results.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the “Sarbanes-Oxley Act of 2002” and the listing requirements for The Nasdaq Stock Market have imposed new duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may further increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the years ended April 2, 2006 and March 31,2005, our independent registered public accounting firm certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting; however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with these and other regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

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

Forecasting our tax rates is complex and subject to uncertainty.

Our management must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities, and any valuation allowance that may be recorded against our deferred tax assets. These assumptions, judgments and estimates are difficult to make due to their complexity, and the relevant tax law is often changing. Our future effective tax rates could be adversely affected by the following:

•	an increase in expenses that are not deductible for tax purposes, including deferred stock-based compensation and write-offs of acquired in-process research and development;

•	changes in the valuation of our deferred tax assets and liabilities;

•	future changes in ownership that may limit realization of certain assets;

•	changes in forecasts of pre-tax profits and losses by jurisdiction used to estimate tax expense by jurisdiction;

•	assessment of additional taxes as a result of federal, state, or foreign tax examinations; or

•	changes in tax laws or interpretations of such tax laws.

Our success will depend on our ability to keep pace with the rapidly evolving technology standards of the semiconductor industry; if we are unable to keep pace, our products could be rendered obsolete, which would cause our operating results to decline.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our patent litigation with Synopsys, Inc. (discussed below under Part I, Item 3, “Legal Proceedings”).

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. Magma implemented this Exchange Program, and the date of grant was August 22, 2005, at which date the closing trading price of our stock was $9.20 per share. Therefore, the exercise price for new options under this Exchange Program is $9.20 per share. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, or, if our stock price remains below the grant price of $9.20, our ability to retain employees could be affected.

Many of the options held by our non-executive employees, including options issued in the Exchange Program, have an exercise price significantly above the current trading price of our stock; on April 2, 2006 approximately 78% of the options held by our non-executive employees were “underwater.”

If our stock price continues to decline in the future due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we have, we may be forced to grant additional options to retain employees. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	compensation charges against the us, which would negatively impact our operating results.

In addition, the new accounting requirements for employee stock options discussed below may adversely affect our option grant practices and our ability to recruit and retain employees.

Due to changes in the accounting treatment for employee stock options, we are changing our employee compensation practices, and our reported results of operations will likely be adversely affected.

As of April 2, 2006, we accounted for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are required to adopt the new rules in the first quarter of our fiscal year 2007. This change in accounting treatment will result in significant additional compensation expense compared to prior periods and will likely adversely affect our reported results of operations and hinder our ability to achieve profitability. We are continuing to assess the full impact of the adoption of SFAS 123R on our business practices and, as part of that assessment, are changing our employee compensation practices. These changes could make it harder for us to retain existing employees and attract qualified candidates.

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

Fluctuations in our growth place a strain on our management systems and resources, and if we fail to manage the pace of our growth, our business could be harmed.

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in fiscal year 2005 we decreased our workforce by 23 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to adequately manage our growth, disrupt operations, lead to deficiencies in our internal controls and financial reporting and ultimately harm our business.

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

To establish and protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions in U.S. and foreign jurisdictions may not prevent misappropriation of our technologies or deter others from developing similar technologies;

•	competitors may independently develop similar technologies and software;

•	for some of our trademarks, federal U.S. trademark protection may be unavailable to us;

•	our trademarks might not be protected or protectable in some foreign jurisdictions;

•	the validity and scope of our U.S. and foreign trademarks could be successfully challenged; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of April 2, 2006, we had no hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The convertible notes we issued in May 2003 are debt obligations that must be repaid in cash in May 2008 if they are not converted into our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of zero coupon convertible notes due May 2008. In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of these notes at an average discount to face value of approximately 22 percent. In addition, in May 2006, we repurchased another $40.3 million face amount (approximately 38.2 percent of the remaining principal) of these notes at an average discount to face value of approximately 13 percent. Magma spent an aggregate of approximately $34.8 million and $35.0 million, respectively, on the repurchases in May 2005 and May 2006. The repurchases leave approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding. We will be required to repay that principal amount in full in May 2008 unless the holders of those notes elect to convert them into our common stock before the repayment date. The conversion price of the notes is $22.86 per share. If the price of our common stock does not rise above that level, conversion of the notes is unlikely and we would be required to repay the principal amount of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

Hedging transactions and other transactions may affect the value of our common stock and our convertible notes.

We entered into hedging arrangements with Credit Suisse First Boston International at the time we issued our convertible notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. At the time of our May 2005 and May 2006 repurchases of our zero coupon convertible notes, portions of the hedging arrangements were retired. These hedging arrangements are likely to have caused

Credit Suisse First Boston International and others to take positions in our common stock in secondary market transactions or to enter into derivative transactions at or after the sale of the notes. Any market participants entering into hedging arrangements are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock or other securities, which may increase the volatility and reduce the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES.

Our corporate headquarters are located in Santa Clara, California, where we occupy approximately 130,000 square feet under a lease expiring on July 31, 2010. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany, the Netherlands, France and the United Kingdom, an office in Israel, and Asian offices in China, India, Japan, Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.       LEGAL PROCEEDINGS

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued Magma for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005, for the three months ended July 3, 2005, and for the three months ended January 1, 2006.

On October 21, 2004, we filed our answer and counterclaims (“Answer”) to the Complaint. On November 10, 2004, Synopsys filed motions to strike and dismiss certain affirmative defenses and counterclaims in the Answer. On November 24, 2004 we filed an Amended Answer and Counterclaims (“Amended Answer”). By order dated November 29, 2004, the Court denied Synopsys’ motions as moot in light of the Amended Answer. On December 10, 2004, Synopsys moved to strike and dismiss certain affirmative defenses and counterclaims in the Amended Answer. By order dated January 20, 2005, the Court denied in part and granted in part Synopsys’ motion. In its pretrial preparation order dated January 21, 2005, the Court set forth a schedule for the case which, among other things, sets trial for April 24, 2006.

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against us and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against Magma), (4) fraud (against Magma), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants). Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged exploitation of the alleged inventions in the patents-in-suit. On April 1, 2005, we filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005.

On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit without prejudice. Also on April 11, 2005, Synopsys filed against us a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel.

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against us: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, Magma moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint based on the applicable statutes of limitations. On June 21, 2005, we moved to dismiss the third cause of action alleging fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The Court granted our motion to dismiss and strike by order dated July 15, 2005.

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

On July 29, 2005, Synopsys moved to preliminarily enjoin Magma from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment seeking dismissal of certain counterclaims and defenses asserted by us on the grounds of estoppel by contract. On September 16, 2005, Synopsys filed a revised motion for preliminary injunction. On September 30, 2005, we filed our oppositions to Synopsys’s preliminary injunction motion and estoppel by contract motion.

On August 3, 2005, Synopsys filed a Third Amended Complaint that asserts six causes of action against us: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged exploitation of the alleged inventions in the patents-in-suit.

On August 30, 2005, the Court issued a temporary restraining order against us restraining and enjoining us from taking any steps in the United States Patent and Trademark Office to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court, vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining us from abandoning, dedicating to the public or seeking reexamination in the United States Patent and Trademark Office of the ‘446 Patent or the ‘438 Patent.

On September 2, 2005, we filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, Magma alleges, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, we cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against Magma, and (2) IBM has granted Magma a license under the patents-in-suit.

On October 14, 2005, the Court granted Synopsys’s request for permission to file an amended opposition to Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint. Synopsys filed its amended opposition on December 20, 2005, and we filed our reply on January 13, 2006. The motion was set for hearing on January 27, 2006, but the Court vacated the hearing date and took the matter under submission.

On October 19, 2005, the Court granted in part and denied in part Synopsys’s motion to strike certain affirmative defenses and to dismiss certain counterclaims in our Answer and Counterclaims to Synopsys’s Third Amended Complaint. The Court dismissed without leave to amend our counterclaims seeking correction of inventorship of the ‘446 and ‘438 Patents. The Court also struck without leave to amend our affirmative defenses of (1) invalidity of the ‘446 and ‘438 Patents based on failure to name all inventors, (2) unenforceability of the ‘446 and ‘438 patents due to inequitable conduct, and (3) unclean hands. The Court struck with leave to amend our affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112, as well as our affirmative defense that Synopsys is not the owner of any invention defined by the claims of the ‘446 and ‘438 Patents. On October 24, 2005, we filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss our joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel.

On November 2, 2005, we filed a motion for leave to file an amended answer and counterclaims to Synopsys’s Third Amended Complaint, requesting leave to amend our answer to add affirmative defenses of invalidity of the ‘446 and ‘438 Patents based on 35 U.S.C. §§ 102, 103 and 112. Our motion was set for hearing on December 16, 2005, but the Court vacated the hearing date and took the matter under submission.

On November 8, 2005, Synopsys filed a motion for sanctions against us based on our assertion of non-infringement defenses and counterclaims in the litigation. We opposed the motion, which was set for hearing on December 16, 2005. The hearing was vacated and the motion was taken under submission by the Court.

On November 8, 2005, we filed a motion seeking leave to file a motion for reconsideration of the Court’s October 19, 2005 Order striking certain of our defenses without leave to amend. The Court granted our request on November 21, 2005. On December 9, 2005, we filed a motion for reconsideration of the Court’s October 19, 2005 Order striking our affirmative defense of unclean hands and for leave to amend our answer to assert an unclean hands defense. The motion was set for hearing on January 13, 2006, but the Court vacated the hearing and took the matter under submission.

On December 23, 2005, Synopsys filed a motion for partial summary judgment regarding our statute of limitations defense. We opposed the motion, which was set for hearing on January 27, 2006. The hearing was vacated and the motion taken under submission by the Court.

On December 29, 2005, we filed a notice of interlocutory appeal to the Court of Appeals for the Federal Circuit of the Court’s December 1, 2005, preliminary injunction against us. By agreement of the parties, Magma has dismissed the appeal.

On January 20, 2006, we filed a motion to bifurcate the trial into issues of patent ownership and all other issues. The parties subsequently stipulated to bifurcate the case with patent ownership to be tried first.

Fact and expert discovery relating to patent ownership have closed. By stipulation so-ordered on March 13, 2006, the parties have agreed to schedule any remaining discovery after the patent ownership trial is resolved.

By order dated March 30, 2006, the Court denied Magma’s motion for summary judgment regarding patent ownership, as well Synopsys’s motions (1) for partial summary judgment based on estoppel by contract, (2) for partial summary judgment to dismiss our joint ownership defenses and counterclaims, and (3) for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. The parties subsequently stipulated (a) that we would withdraw our claim to ownership of the ‘446 and ‘438 Patents on the basis that the “buckets” claims (i.e., Claims 17, 18, 31, and 32 of the ‘446 Patent and Claims 17 and 18 of the ‘438 Patent) were conceived by Magma engineers after Lukas van Ginneken left Synopsys and (b) that Synopsys would withdraw its assertion that Magma would be foreclosed from arguing that the inventions in the ‘446 and ‘438 Patents were reduced to practice after van Ginneken left Synopsys.

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed on June 9, 2006. The parties’ reply post-trial briefs are due June 30, 2006.

On April 18, 2005, Synopsys, Inc. filed an action against us in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to Magma’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended July 3, 2005, October 2, 2005 and January 1, 2006.

On July 29, 2005, Synopsys, Inc. filed an action against us in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to Magma’s ‘446 Patent. We have engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held a hearing on January 18, 2006 and set a further hearing on March 6, 2006. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended July 3, 2005, October 2, 2005 and January 1, 2006. The action is currently on hold.

We intend to vigorously defend against the claims asserted by Synopsys and to fully enforce our rights against Synopsys. However, the results of any litigation are inherently uncertain and we can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on our financial position, results of operations or cash flows. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. Defendants have moved to dismiss the complaint. This lawsuit was also discussed in our Quarterly Reports on Form 10-Q for the three months ended July 3, 2005, October 2, 2005 and January 1, 2006.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of Magma for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This lawsuit was also discussed in our Quarterly Reports on Form 10-Q for the three months ended July 3, 2005, October 2, 2005 and January 1, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against Magma in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, we removed the action to the United States District Court for the Northern District of California. On October 26, 2005, we moved to strike and dismiss the complaint. On October 27, 2005, the Court granted our motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on our motion to strike and dismiss the complaint and has taken the matter under submission. This action was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and January 1, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against Magma in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Quarterly Reports on Form 10-Q for the three months ended October 2, 2005 and January 1, 2006.

On October 19, 2005, we filed our answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that our products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust counterclaims based on Synopsys’s assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement and trade libel, statutory and common law unfair competition, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

On October 25, 2005, we filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The ‘328 Patent relates to methods for designing integrated circuits. We seek treble damages and an injunction against Synopsys for the sale and manufacture of products we allege infringe the ‘328 Patent.

On November 22, 2005, Synopsys filed a motion to dismiss Magma’s antitrust and other commercial counterclaims. We opposed that motion on December 7, 2005. Synopsys filed its reply brief on December 14, 2005. The Court denied Synopsys’s motion on May 25, 2006.

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Delaware federal court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and Magma’s counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. Our opposition to that motion was filed on February 6, 2006. The Court denied Synopsys’s motion on May 25, 2006.

On March 24, 2006, we filed a motion for leave to file a Second Amended Answer and Counterclaims, which would add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. We filed our reply brief on April 14, 2006. The Court granted our motion on May 25, 2006.

Fact discovery is ongoing and is currently scheduled to close on September 29, 2006, and trial is currently scheduled for June of 2007.

In addition to the above, from time to time, we are involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as our business expands and it grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm our business, financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is listed below.

The following table provides the names, offices, and ages of each of our executive officers as of May 31, 2006:

Name	Age	Position
Rajeev Madhavan	40	Chief Executive Officer and Chairman of the Board
Roy E. Jewell	51	President, Chief Operating Officer and Director
Peter S. Teshima	48	Corporate Vice President, Finance and Chief Financial Officer
Saeid Ghafouri	47	Corporate Vice President, Worldwide Field Operations
David H. Stanley	59	Corporate Vice President, Corporate Affairs

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

Peter S. Teshima has served as our Corporate Vice President, Finance and Chief Financial Officer since April 2006. He served as our Vice President, Finance from August 2004 to April 2006. As our Vice President, Finance, he managed Magma’s worldwide finance organization. From January 2003 to August 2004 he served as Chief Operating Officer and Chief Financial Officer for Hier Design, Inc., a provider of electronic design automation design planning software targeted at the field programmable gate array market space. From February 2000 to December 2002, Mr. Teshima was Chief Financial Officer and Vice President of Finance and Administration at InTime Software, Inc., a provider of electronic design automation software. From November 1998 to January 2000, Mr. Teshima served as the Chief Financial Officer and Vice President of Finance and Administration of Cyclone Commerce a provider of e-commerce and business to business software applications and products. From 1997 to 1998, Mr. Teshima served as Chief Financial Officer and Vice President of Finance and Administration of Avant! Corporation. Mr. Teshima’s prior experience includes serving as Chief Financial Officer at interHDL Inc., and High Level Design Systems.

Saeid Ghafouri has served as our Corporate Vice President, Worldwide Field Operations since September 2002. From September 1999 to September 2002 Mr. Ghafouri was President and Chief Executive Officer of Empact Software, Inc., an enterprise software company. He served as President and Chief Executive Officer of an electronic design automation company, interHDL, which was acquired by Avant! Corporation, from April 1998 to September 1999. Prior to that Mr. Ghafouri served in various management positions between June 1996 and April 1998 at Synopsys, Inc., most recently as Vice President—Business Development for library products. He spent eight years with Cadence Design Systems Inc., between March 1986 and May 1994, where he served in various positions in Sales, Marketing and Applications Engineering.

David H. Stanley has served as our Corporate Vice President, Corporate Affairs since November, 2005 and as our Corporate Secretary since January 2006. From April 2005 to November 2005, Mr. Stanley served as a legal consultant to Magma. From July 2004 to April 2005 Mr. Stanley was an independent legal adviser. Prior to that, Mr. Stanley was Magma’s Director for Corporate Development and Strategy from August 2003 to June 2004, in which position Mr. Stanley worked on mergers and acquisitions. From September 1999 until April 2003, Mr. Stanley was general counsel of COLO.COM, a collocation space provider. From October 1997 to September 1999, Mr. Stanley was the general counsel and a member of the CEO Staff of Avant! Corporation. Mr. Stanley received an A.B. degree in economics from Dartmouth College in Hanover, New Hampshire, and a J.D. degree from the University of San Francisco.

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

	High	Low
Fiscal 2007:
First quarter (through May 31, 2006)	$8.95	$6.59

Fiscal 2006:
Fourth quarter	$10.85	$8.31
Third quarter	$9.20	$7.55
Second quarter	$9.63	$7.96
First quarter	$12.05	$5.43

Fiscal 2005:
Fourth quarter	$13.74	$10.50
Third quarter	$16.54	$12.15
Second quarter	$18.68	$14.85
First quarter	$22.23	$17.58

As of May 31, 2006, there were 275 holders of record (not including beneficial holders of stock held in street names) of our common stock.

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

Recent Sales of Unregistered Securities

During fiscal 2006, on May 24, 2005 and October 2, 2005, we issued 1,157,092 and 107,556 shares, respectively, of our common stock as part of the contingent consideration in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. The contingent share consideration was based on Mojave’s achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $46.6 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

We previously reported that a warrant was issued to IBM in connection with and in partial consideration for a technology license agreement in our Form 8-K filing dated June 30, 2005. This sale of the warrant was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2006.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of April 2, 2006 and March 31, 2005 and selected consolidated statements of operations data for the years ended April 2, 2006, March 31, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of March 31, 2004, 2003 and 2002 and the selected consolidated statements of operations data for the years ended March 31, 2003 and 2002 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Licenses	$139,251	$123,995	$100,387	$63,631	$38,175
Services	24,793	21,946	13,342	11,461	8,182

Total revenue	164,044	145,941	113,729	75,092	46,357
Cost of revenue*	41,715	22,216	16,647	11,575	8,364

Gross profit	122,329	123,725	97,082	63,517	37,993

Operating expenses:
Research and development	45,935	41,716	26,097	18,687	18,238
In-process research and development	450	4,364	200	—	—
Sales and marketing	46,408	44,654	36,973	25,656	22,928
General and administrative	39,718	18,057	11,348	10,680	6,033
Restructuring costs	—	698	—	727	—
Amortization of intangible assets	11,849	18,011	1,745	—	—
Stock-based compensation**	4,498	1,879	7,086	4,773	6,738

Total operating expenses	148,858	129,379	83,449	60,523	53,937

Operating income (loss)	(26,529)	(5,654)	13,633	2,994	(15,944)

Other income (expense):
Interest income	2,875	2,287	2,584	1,841	1,036
Interest expense	(849)	(996)	(1,066)	—	(14,604)
Other income (expense), net	6,115	(1,082)	(100)	(578)	(186)

Other income (expense), net	8,141	209	1,418	1,263	(13,754)

Net income (loss) before income taxes	(18,388)	(5,445)	15,051	4,257	(29,698)
Provision for income taxes	2,549	3,136	3,576	1,183	288

Net income (loss)	(20,937)	(8,581)	11,475	3,074	(29,986)
Less: preferred stock dividend	—	—	—	—	(5,814)

Net income (loss) attributed to common stockholders	$(20,937)	$(8,581)	$11,475	$3,074	$(35,800)

Net income (loss) per share—basic	$(0.61)	$(0.25)	$0.36	$0.10	$(2.07)

Net income (loss) per share—diluted	$(0.61)	$(0.25)	$0.29	$0.10	$(2.07)

Weighted average shares—basic	34,348	33,861	31,648	30,521	17,258

Weighted average shares—diluted	34,348	33,861	40,245	31,976	17,258

* Stock-based compensation included in cost of revenue	$78	$1	$9	$57	$56

**Components of stock-based compensation included in operating expenses:
Research and development	$4,150	$1,336	$3,638	$2,096	$1,326
Sales and marketing	131	125	317	1,458	2,319
General and administrative	217	418	3,131	1,219	3,093

Total	$4,498	$1,879	$7,086	$4,773	$6,738

	As of
	April 2, 2006	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$97,158	$135,518	$150,842	$95,697	$91,946
Total assets	$284,064	$319,224	$314,475	$127,478	$119,709
Convertible subordinated notes	$105,500	$150,000	$150,000	$—	$—
Other non-current liabilities	$5,727	$1,749	$5,999	$72	$130
Total stockholders’ equity	$113,903	$121,399	$117,739	$105,772	$92,744

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; uncertain outcome of Synopsys litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. Magma undertakes no additional obligation to update these forward looking statements.

Executive Summary

Magma Design Automation provides EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See “Item 1, Business” for a more complete description of our business.

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

To support our customers, we have focused on providing the most technologically advanced products to address each step in the IC design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

Our accomplishments during fiscal 2006 include:

•	We continued to penetrate our market, and during fiscal 2006 we added 46 new customers and now have approximately 241 customers.

•	We successfully completed three transactions during fiscal 2006 to broaden our product offerings and to incorporate key technologies into our existing products.

•	Our total headcount increased to 639 as of April 2, 2006 up from 582 as of March 31, 2005. Most of the additional headcount represents additions to our R&D and application engineering organizations. Our investments in these organizations will enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•	Revenue for fiscal 2006 was $164.0 million, up 12 percent from the prior year. License sales for both fiscal 2006 and 2005 accounted for approximately 85 percent of total revenue. Within the total revenue for fiscal 2006, 60 percent was for orders recognized on a ratable basis or due-and-payable or cash-receipts basis, and 25 percent was for short-term time-based and perpetual licenses recognized up front.

•	Domestic sales revenue increased by $26.9 million or 33 percent in fiscal 2006 as compared with the prior year. This increase was primarily due to large orders executed during fiscal 2006 in North America. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers.

•	For fiscal 2006, cash flows generated from operations were $40.2 million, or 25 percent of fiscal 2006 revenue.

Recent Acquisitions

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

Business combination

On November 29, 2005, we acquired ACAD Corporation (“ACAD”), a privately-held company that develops circuit simulation software, to broaden our product portfolio into simulation, addressing a new market, and to enhance certain other existing Magma products, all of which help IC manufacturers produce higher quality chips more efficiently. The acquisition of ACAD further supports Magma’s focus to deliver effective EDA software to IC manufactures, enabling IC designers to meet critical time-to-market objectives, improve chip performance, and handle multimillion-gate designs. We acquired ACAD for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million. We also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of April 2, 2006 none of the contingent consideration has been earned.

Asset purchases

On March 9, 2006, we acquired certain patents and intellectual property of Reshape, Inc. (“ReShape”), a privately-held developer of EDA and design flow technology. Pursuant to the asset purchase agreement, we paid ReShape total consideration of $750,000 in cash upon close of the transaction.

On June 30, 2005, we acquired a technology license from International Business Machines Corporation (“IBM”) to copyrighted material pertinent to technology relating to electronic design automation, as well as other intellectual property owned by IBM. Also in connection with the technology license agreement, IBM and Magma entered into an amendment extending to 2010 the term of Magma’s patent license agreement with IBM dated March 24, 2004. These two licenses cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation. The total fee for the licenses was $7.0 million paid on June 30, 2005. In connection with the license agreements, we also entered into a warrant agreement pursuant to which IBM is entitled to purchase up to 500,000 shares of Magma common stock at an exercise price of $4.73 per share. The warrant is exercisable immediately and expires on the earlier of June 30, 2010 or immediately prior to a change of control of Magma. The warrant may be exercised by payment of the exercise price in cash or pursuant to a cashless net exercise provision. The fair value was estimated to be $3.1 million in total for the common stock warrant.

During fiscal 2006, a total of $14.2 million of contingent cash consideration was earned on the achievement of certain technology milestones as outlined in various prior asset purchase and business combination agreements with Mojave, Aplus, Lemmatis and PDAT, of which $3.7 million, net of deferred compensation and forfeitures, remains payable as of April 2, 2006.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on this Form 10-K. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence of fair value (“VSOE”) for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the amounts due and payable.

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

Goodwill impairment

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 6 of the Notes to the Consolidated Financial Statements under Item 8 of this report). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

We also assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that it is more likely than not that we will not utilize the deferred tax assets, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future increases or decreases in our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of April 2, 2006, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.1 million at April 2, 2006. Our ability to recover our investments in private, non-marketable equity securities and convertible notes, and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges and share of equity loss related to these non-marketable equity investments of $1.0 million during fiscal 2006.

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

		Year Ended April 2, 2006	% of Revenue	Year Ended March 31, 2005	% of Revenue
Revenue category:

Licenses revenue
Ratable	Bundled and Unbundled	$34,123	21%	$18,997	13%
Due & Payable	Unbundled	55,004	34%	70,941	49%
Cash Receipts	Unbundled	8,465	5%	7,771	5%
Turns	Unbundled	41,659	25%	26,286	18%

Total licenses revenue		139,251	85%	123,995	85%
Services revenue		24,793	15%	21,946	15%

Total Revenue		$164,044	100%	$145,941	100%

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

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time based licenses during the quarter as “Up-Front” or “Turns” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors under Part I, Item 1A, “Risk factors.”

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005 (in thousands, except percentage data):

	Year Ended			% Change
	April 2, 2006	March 31, 2005	March 31, 2004	2005 / 2006	2004 / 2005
Revenue:
Licenses	$139,251	$123,995	$100,387	12.3%	23.5%
Services	24,793	21,946	13,342	13.0%	64.5%

Total revenue	164,044	145,941	113,729	12.4%	28.3%
Cost of revenue	41,715	22,216	16,647	87.8%	33.5%

Gross profit	$122,329	$123,725	$97,082	(1.1)%	27.4%

Percentage of total revenue:
Licenses revenue	84.9%	85.0%	88.3%
Services revenue	15.1%	15.0%	11.7%
Cost of revenue	25.4%	15.2%	14.6%
Gross profit	74.6%	84.8%	85.4%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth the fluctuations in geographic distribution of revenue from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005 below (in thousands, except percentage data):

	Year Ended			% Change
	April 2, 2006	March 31, 2005	March 31, 2004	2005 /2006	2004 / 2005
Domestic	$109,434	$82,537	$58,675	32.6%	40.7%
International	54,610	63,404	55,054	(13.9)%	15.2%

Total revenue	$164,044	$145,941	$113,729	12.4%	28.3%

Percentage of total revenue:
Domestic	66.7%	56.6%	51.6%
International	33.3%	43.4%	48.4%
Total revenue	100.0%	100.0%	100.0%

Revenue

•	Licenses revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to large orders executed during fiscal 2006 in North America and Europe. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. The increase in domestic revenue was partially offset by a decrease in revenue from Japan in fiscal 2006 compared to fiscal 2005. One customer accounted for greater than 10% of the revenue for both fiscal 2006 and fiscal 2005. License revenue as a percentage of revenue was fairly consistent for both fiscal 2006 and fiscal 2005.

License revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to large orders executed during the fiscal 2005 periods in North America, Europe and Japan. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, principally Blast Fusion APX into their design groups. One customer accounted for greater than 10% of the revenue generated in fiscal 2005 and two customers each accounted for greater than 10% of the revenue generated in fiscal 2004. License revenue as a percentage of revenue slightly decreased in fiscal 2005 as compared to fiscal 2004.

•	Services revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to a $3.5 million increase in maintenance revenue. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders.

Services revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to our large customers accelerating their deployment of our licenses and placing additional services orders.

•	Domestic revenue as a percentage of total revenue in fiscal 2006 increased from 57% to 67% as compared to fiscal 2005. This increase was primarily due to a one-time, non recurring payment for the termination of an existing customer’s license agreement. The payment arose from sale of this customer’s semiconductor division to a third party. The third party, also an existing Magma customer, purchased additional software licenses for use by engineers transferred in the acquisition. The increase in domestic revenue was also due to a customer in North America purchasing additional capacity for existing licenses and licenses to new technology products during fiscal 2006.

Domestic revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to our existing customers in North America purchasing additional licenses and the new technology products. Domestic revenue as a percentage of total revenue slightly increased in fiscal 2005 compared to fiscal 2004.

•	International revenue as a percentage of total revenue in fiscal 2006 decreased from 43% to 33% as compared to fiscal 2005 primarily due to our existing customers in Japan and Europe requiring less capacity for existing licenses and fewer licenses to new technology products.

International revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to our existing customers in Japan and Asia-Pacific purchasing additional capacity of existing licenses and licenses to new technology products. International revenue as a percentage of total revenue slightly decreased in fiscal 2005 compared to fiscal 2004.

Cost of revenue

Cost of revenue includes amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of revenue also includes personnel and related costs to provide product support, consulting services and training, as well as asset depreciation, allocated outside sale representative expenses and amortization of deferred stock-based compensation.

•

Cost of revenue increased by $19.5 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase of $14.6 million in amortization on certain developed technologies. The amortization on these developed technologies was included in operating expenses in fiscal 2005. We began recognizing revenue from products based on these developed technologies during fiscal 2006. Accordingly, the amortization on these developed technologies, including additional earnouts in fiscal 2006, was recorded as cost of revenues, instead of operating expenses, during fiscal 2006. The increase was also due to a $2.7 million increase in amortization related to new developed technologies, including earnouts related to previous acquisitions, acquired during fiscal 2006 and 2005. The remaining increase in cost of revenue in fiscal 2006 compared to fiscal 2005 was primarily due to an increase of personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2006.

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

Operating expenses

The table below (in thousands, except percentage data) sets forth the fluctuations in operating expenses from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005:

	Year Ended			% Change
	April 2, 2006	March 31, 2005	March 31, 2004	2005 / 2006	2004 / 2005
Operating expenses:
Research and development	$45,935	$41,716	$26,097	10.1%	59.8%
In-process research and development	450	4,364	200
Sales and marketing	46,408	44,654	36,973	3.9%	20.8%
General and administrative	39,718	18,057	11,348	120.0%	59.1%
Restructuring costs	—	698	—
Amortization of intangible assets	11,849	18,011	1,745	(34.2)%	932.1%
Amortization of stock-based compensation	4,498	1,879	7,086	139.4%	(73.5)%

Total operating expenses	$148,858	$129,379	$83,449	15.1%	55.0%

Percentage of total revenue:
Research and development	28.0%	28.6%	22.9%
In-process research and development	0.3%	3.0%	0.2%
Sales and marketing	28.3%	30.6%	32.5%
General and administrative	24.2%	12.4%	10.0%
Restructuring costs	0.0%	0.5%	0.0%
Amortization of intangible assets	7.2%	12.3%	1.5%
Amortization of stock-based compensation	2.7%	1.3%	6.2%
Total operating expenses	90.7%	88.7%	73.4%

•

Research and development expense increased by $4.2 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase in payroll related expenses of $5.5 million, which included an increase in bonus expense of $3.0 million and an increase in salaries and related expenses of $1.6 million due to the increase of senior and experienced staff in research and development through direct hiring and business acquisitions. The increase in research and development expense in fiscal 2006 was also caused by higher allocated common expenses (e.g., information technology and facility related expenses) of $0.5 million compared to fiscal 2005. The increases in research and development expense in fiscal 2006 compared to fiscal 2005 were partially offset by a decrease in software maintenance costs of $1.7 million due to the fact that a major software maintenance contract expired in the last quarter of fiscal 2005. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items.

Research and development expense increased by $15.6 million in fiscal 2005 compared to fiscal 2004 primarily due to an increase in payroll related expenses of $9.4 million, resulting from an approximate 21% increase in our research and development headcount through direct hiring and business acquisitions. The increase was also caused by higher amortization of acquired technology of $2.7 million and higher allocated common expenses (e.g., facility related expenses) of $3.6 million resulting from the headcount increase. The remainder of the fluctuation in research and development expenses was accounted for by other individually insignificant items.

We expect our research and development expenses, net of stock-based compensation, in fiscal 2007 to increase significantly compared to the amount in fiscal 2006, as our research and development headcount will increase driving up both fixed and variable compensation levels.

•	In-process research and development (“IPR&D”) expense of $450,000 in fiscal 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. IPR&D expenses of $4.4 million in fiscal 2005 consisted primarily of a charge of $4.0 million recorded in connection with our acquisition of Mojave, Inc. in April 2004. The charge was recorded based on management’s final purchase price allocation. The remainder of the in-process research and development expenses in fiscal 2005 was accounted for in connection with the Fortis acquisition in December 2004. In-process research and development expense of $0.2 million in fiscal 2004 represents the charge recorded in connection with our acquisition of Silicon Metrics Corporation during fiscal 2004. There has been no material change to the IPR&D project schedule as of April 2, 2006. Revenue resulting from the Mojave IPR&D project commenced at the end of the first quarter of fiscal 2006.

•	Sales and marketing expense increased by $1.8 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase in payroll related expenses of $3.7 million, which included an increase in bonus expense of $1.9 million and an increase in salaries and fringe benefits of $1.4 million as we increased our sales and marketing headcount by 11% (primarily application engineers), through direct hire as well as business acquisitions during fiscal 2006. The increase was also caused by an increase in commission expense of $0.3 million as a result of sales and bookings growth experienced in fiscal 2006. The increases were partially offset by an increase in expenses allocated to cost of services revenue (primarily application engineering costs) of $1.8 million and a decrease in professional services of $0.5 million.

Sales and marketing expense increased by $7.7 million in fiscal 2005 compared to fiscal 2004 primarily due to an increase in payroll related expenses of $5.9 million as we increased our sales and marketing headcount by 12% (primarily application engineers), through direct hire as well as business acquisitions during fiscal 2005. The increase was also caused by an increase in commission expense of $1.9 million as a result of sales and bookings growth experienced in fiscal 2005. The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items.

We expect our sales and marketing expense, net of stock-based compensation, in fiscal 2007 to increase moderately compared to the amount in fiscal 2006, as our field application engineering support headcount will increase driving up both fixed and variable compensation levels.

•

General and administrative expense increased by $21.7 million in fiscal 2006 compared to fiscal 2005 primarily due to increases in professional service fees of $16.4 million, payroll related expenses of $4.3 million, and asset depreciation of $1.8 million, partially offset by a decrease in bad debt expense of $0.5 million, and an increase in allocated cost to other functional areas of $1.0 million due to higher common expenses in fiscal 2006 compared to fiscal 2005. The increase in professional service fees in fiscal 2006 primarily consisted of legal expenses of $13.9 million, which were accrued for as incurred, specifically related to patent litigation with Synopsys, Inc. The increase in payroll related expenses in fiscal 2006 primarily consisted of an increase in bonus expense of $1.6 million and an increase in salaries and fringe benefits of $2.4 million as we increased our general and administrative headcount by 22% in fiscal 2006, The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

General and administrative expense increased by $6.7 million in fiscal 2005 compared to fiscal 2004 primarily due to increases in professional service fees of $4.9 million, facility related expenses of $2.3 million, asset depreciation of $3.1 million and an increase in payroll related expenses of $1.7 million as we increased our general and administrative headcount by 15% in fiscal 2005, partially offset by reduced allocated cost of $6.5 million due to higher headcount in other functional areas. The increase in professional service fees in fiscal 2005 was primarily due to the increase in our activities related to the Sarbanes-Oxley Act of 2002, as well as legal expenses related to patent litigation with Synopsys, Inc. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

We expect our general and administrative expense, net of stock-based compensation, to increase moderately in fiscal 2007 compared to 2006 as we continue to be impacted by legal expenses related to patent litigation with Synopsys and professional services related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.

•	Restructuring costs of $0.7 million in fiscal 2005 consisted of employee termination charges resulting from our realignment to current business conditions in the first quarter of fiscal 2005. No such charge was incurred in fiscal 2006 and fiscal 2004.

•	Amortization of intangible assets decreased by $6.2 million in fiscal 2006 compared to fiscal 2005 primarily due to a $9.5 million decrease in amortization relating to certain developed technologies. We began recognizing revenues from products based on these developed technologies during fiscal 2006. Accordingly, the amortization on these developed technologies was recorded as cost of revenues, instead of operating expenses, during fiscal 2006. The decrease was partially offset by amortization of new intangible assets acquired in fiscal 2006.

Amortization of intangible assets increased by $16.3 million in fiscal 2005 compared to fiscal 2004 primarily due to result of the full fiscal year amortization of intangible assets recorded in connection with business combinations and asset purchases completed during fiscal 2004, as well as amortization of intangible assets acquired in fiscal 2005.

The intangible assets amortized include licensed technology, patents, trademarks, customer contracts, customer relationships, no shop rights, non-competition agreements and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•	Amortization of deferred stock-based compensation increased by $2.6 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase in amortization of deferred stock-based compensation of $1.4 million related to deferred stock compensation recorded in connection with our 2005 Key Contributor Incentive Plan, a stock-based compensation expense of $0.4 million related to the option exchange in August 2005, and an increase in amortization of deferred stock-based compensation of $1.1 million related to the Mojave acquisition. The increases in fiscal 2006 were partially offset by a decrease in amortization of deferred stock-based compensation of $0.4 million related to deferred stock compensation recorded in connection with our IPO in November 2001.

Amortization of deferred stock-based compensation decreased by $5.2 million in fiscal 2005 compared to fiscal 2004 primarily due to a decrease in amortization of deferred stock-based compensation of $3.6 million related to the acquisition of VeraTest, a decrease in deferred stock-based compensation charges of $2.7 million related to the stock options granted to one of the our senior executives in fiscal 2004, and a decrease in amortization of deferred stock-based compensation of $0.4 million (recorded in connection with our IPO in November 2001). These decreases in amortization of deferred stock-based compensation in fiscal 2005 compared to fiscal 2004 were partially offset by the recording of stock- based compensation expenses of $0.7 million related to our Mojave acquisition and $0.8 million related to restricted stock issued under our 2005 Key Contributor Long-Term Incentive Plan.

In June 2005, we offered a voluntary stock option exchange program to our employees which resulted in variable accounting treatment for, at the time of the exchange, options to purchase an aggregate of approximately 5.5 million shares of our common stock. We are accounting for all replacement stock options, as well as all options that were subject to the exchange program but were retained by employees, using variable accounting until our adoption of SFAS 123R in the first fiscal quarter of 2007. Under variable accounting, cumulative stock compensation expense at any balance sheet date must equal accumulated amortization of the current intrinsic value of the outstanding variable stock awards recorded prospectively from the date variable accounting commences over their remaining vesting periods. With the adoption of SFAS 123R, in accordance with its rules, the amount of stock compensation expense will be fixed based on initial estimated fair values of the replacement stock options and amortized over the remaining vesting periods of these options. Stock compensation expense recognized prior to adoption of SFAS 123R using variable accounting will not be reversed upon adoption.

As prescribed by SFAS 123R, we will be required to recognize the compensation costs relating to share-based payment transactions in our financial statements, using the fair value method, starting from our first fiscal quarter of 2007. We expect the adoption of SFAS 123R will increase our share-based compensation expense significantly, however we cannot quantify the amount of such increase at this time. In addition, with the adoption of SFAS 123R in the first fiscal quarter of 2007, the deferred compensation will no longer be presented as a separate line on our statement of operations, instead, it will be reflected throughout our other operating expenses such as research and development, sales and marketing, and general and administrative expenses.

Other items

The table below (in thousands, except percentage data) sets forth the fluctuations in other items from fiscal 2005 to fiscal 2006 and from fiscal 2004 to fiscal 2005:

	Year Ended			% Change
	April 2, 2006	March 31, 2005	March 31, 2004	2005 / 2006	2004 / 2005
Other income, net:
Interest income	$2,875	$2,287	$2,584	25.7%	(11.5)%
Interest expense	(849)	(996)	(1,066)	(14.8)%	(6.6)%
Other income (expense), net	6,115	(1,082)	(100)

Total other income, net	$8,141	$209	$1,418
Provision for income taxes	$2,549	$3,136	$3,576	(18.7)%	(12.3)%

•	Interest income increased in fiscal 2006 compared to fiscal 2005 primarily due to higher interest rates on our cash and investments balance during fiscal 2006. Even though our total cash and investment balance was lower in fiscal 2006, the combination of higher short-term interest rates, together with the liquidation of long-term instruments during fiscal 2006 which were purchased at much lower rates and the subsequent reinvestment of maturing funds into higher short-term yielding instruments, produced higher interest income in fiscal 2006 compared to fiscal 2005.

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

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. We repurchased approximately 29.7% of the convertible subordinated debt in May 2005. In connection with the repurchase, we wrote off $0.9 million of the unamortized debt issuance costs related to the repurchased portion of the convertible subordinated debt. As a result, amortization of debt issuance costs decreased by $0.3 million in fiscal 2006 compared to fiscal 2005. The decrease was partially offset by increase of interest expense on capital leases in fiscal 2006.

Interest expense in fiscal 2005 and 2004 primarily consisted of amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. Annual interest expense is approximately $1.0 million for the amortization of debt discount and issuance costs before the repurchase in May 2005.

•	Other income, net in fiscal 2006 primarily consisted of a $9.7 million gain on repurchase of $44.5 million of the convertible subordinated debt, partially offset by a $0.9 million write-off of the debt issuance costs related to the repurchase and a $0.7 million loss on sale of short-term investments. The net gain was also partially offset by a charge of $1.0 million associated with other than temporary impairment in our strategic investments and a foreign exchange loss of $1.0 million. The impairment charge was determined based on our periodic review of the investee company’s financial performance, financial conditions and near-term prospects. The foreign exchange loss in the fiscal 2006 periods was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

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

•	Provision for income taxes. The effective tax rate was 13.9%, 57.6% and 23.8% in fiscal 2006, 2005, and 2004, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income at other than U.S. rates, deferred compensation, in-process research and development, research and development credits, and foreign withholding taxes. Income tax expense was $2.5 million, $3.1 million and $3.6 million in fiscal 2006, 2005 and 2004, respectively. The income tax expense is due primarily to alternative minimum taxes, state taxes, income generated in certain foreign jurisdictions, and foreign withholding taxes.

We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

	April 2, 2006	March 31, 2005	March 31, 2004
As of:
Cash, cash equivalents, short-term investments and long-term marketable debt securities	$97,158	$135,518	$150,842

For the Year Ended:
Net cash provided by operating activities	$40,209	$37,128	$24,755
Net cash provided by (used in) investing activities	$43,082	$(27,738)	$(140,727)
Net cash provided by (used in) financing activities	$(45,232)	$(6,375)	$127,018

During the fourth quarter of fiscal 2005, we reclassified auction rate securities of $55.1 million as of March 31, 2004 from cash and cash equivalents to short-term investments on our consolidated balance sheets. We have reclassified the purchases and sales of these auction rate securities in our consolidated statements of cash flows, which decreased our cash used in investing activities by $3.4 million for the year ended March 31, 2004.

Our cash, cash equivalents, short-term investments and long-term marketable securities, excluding restricted cash, were (a) approximately $97.2 million at April 2, 2006, a decrease of $38.4 million or 28% from March 31, 2005; and (b) approximately $135.5 million at March 31, 2005, a decrease of $15.3 million or 10% from March 31, 2004. These changes primarily reflected cash generated from operations and proceeds from common stock issuances, which in both fiscal 2006 and 2005 were more than offset by cash used for repurchase of common stock, purchases of intangible assets, equity investments and capital investments, and in fiscal 2006, were also offset by cash used for repurchase of a portion of the convertible subordinated notes. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, U.S. agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

Repurchases of common stock

On April 13, 2005, we announced that our Board of Directors authorized Magma to repurchase up to 2,000,000 shares of our common stock. The stock repurchase program was completed in May 2005 and we used approximately $16.0 million to repurchase 2,000,000 shares of common stock. 1,000,000 of the repurchased shares are reserved for the Magma’s 2004 Employment Inducement Award Plan and the remaining 1,000,000 shares are to be used for general corporate purposes.

On July 28, 2004, we announced that our Board of Directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed in the second quarter of fiscal 2005 and we used approximately $16.6 million to repurchase 1,000,000 shares of common stock. The repurchased shares are to be used for Magma’s 2004 Employment Inducement Award Plan.

Repurchases of convertible subordinated notes

On May 22, 2003, we issued $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) resulting in net proceeds to us of approximately $145.1 million. The Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share, for an aggregate of approximately 6.56 million shares. The Notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. We may not redeem the Notes prior to their maturity date. In order to minimize the dilutive effect from the issuance of the Notes, we undertook the following additional transactions concurrent with the issuance of the Notes:

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

In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of these notes at an average discount to face value of approximately 22 percent. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion (approximately 29.7 percent) of the hedging arrangements.

In May 2006, we repurchased, in privately negotiated transactions, an additional $40.3 million face amount (or approximately 38.2 percent of the remaining principal) of these notes at an average discount to face value of approximately 13 percent. We spent an aggregate of approximately $35.0 million on the repurchase. The repurchase left approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion of the hedging arrangements.

Net cash provided by operating activities

Net cash provided by operating activities increased by $3.1 million to $40.2 million in fiscal 2006 compared to fiscal 2005. The increase was primarily due to a $22.2 million increase in cash from customers, a $8.2 million decrease in payments associated with accounts payable and accrued liabilities and a $1.6 million increase in cash from interest income. These increases in cash flow were partially offset by a $28.1 million increase in costs and expenses, and a $0.8 million increase in payments associated with prepaid and other assets balances. The increase in cash from customers was primarily due to growth in revenue and strong cash collection in fiscal 2006 compared to fiscal 2005. The payment of accrued liabilities in fiscal 2005 was primarily related to a payout of accrued bonuses during the period.

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

Net cash provided by/used in investing activities

Net cash provided by investing activities was $43.1 million in fiscal 2006. We had net proceeds of $76.4 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes as well as to repurchase 2,000,000 shares of common stock. Partially offsetting the cash inflow, we used a total of $11.6 million in cash to acquire ACAD, to purchase a technology license from IBM and patents from ReShape. We also made earnout payments totaling $14.5 million on milestone payments relating to Mojave and other prior asset purchases. We also made an investment of $0.8 million in a privately held technology company for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash, cash equivalents and/or short-term investments. In addition, we acquired property and equipment totaling $6.5 million in cash and $2.4 million through capital leases. We expect to make capital expenditures of approximately $10.7 million in fiscal 2007. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents and/or short-term investments to fund these purchases.

Net cash used in investing activities was $27.7 million in fiscal 2005. In order to broaden our product offerings and to incorporate certain key technologies into our existing products, we used a total of $13.2 million in cash, net of cash acquired, to complete the Mojave, Lemmatis, Fortis and other asset purchase transactions during fiscal 2005. We also made earnout payments totaling $17.8 million on milestone payments relating to prior asset purchases. In addition, we made net investments of $1.3 million in several privately held technology companies for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash and cash equivalents and investments. We had net proceeds of $17.3 million from sales of marketable securities as we liquidated these investments to repurchase 1,000,000 shares of common stock. In fiscal 2005 we acquired property and equipment totaling $12.7 million. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations.

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

Net cash provided by/used in financing activities

Net cash used in financing activities was $45.2 million in fiscal 2006. We used $34.8 million to repurchase a portion of our convertible subordinated notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.8 million on our capital leases. The primary source of cash was $6.3 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash and stock considerations based on meeting certain booking or project milestones and continued employment. Total amounts of cash and stock contingent consideration that could be paid or issued under our acquisition agreements, assuming all contingencies are met, were $49.4 million and $42.7 million, respectively, as of April 2, 2006. The number of contingent shares to be issued depends on the market price of our common stock near when the milestones are achieved.

Contractual obligations

As of April 2, 2006, our principal commitments consisted of operating leases, with an aggregated future obligation amount of $11.8 million through fiscal 2011, for office facilities, capital leases for computer equipment, and repayment of the convertible subordinated notes of $105.5 million due in fiscal 2009. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel.

The table below summarizes our significant contractual obligations at April 2, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$11.8	$3.3	$5.5	$3.0	$—
Capital lease obligations	2.2	1.1	1.1	—	—
Convertible subordinated notes	105.5	—	105.5	—	—
Purchase obligations	5.6	4.9	0.5	0.2	—

Total	$125.1	$9.3	$112.6	$3.2	$—

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the course of business for which we have not received the goods or services as of April 2, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

In May 2006, we repurchased, in privately negotiated transactions, an additional $40.3 million face amount of the convertible subordinated notes. The repurchase left approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance sheet arrangements

As of April 2, 2006, we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of April 2, 2006.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of April 2, 2006.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of April 2, 2006. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. As of April 2, 2006, a hypothetical 100 basis point increase in interest rates would result in approximately a $25,000 decline in the fair value of our available-for-sale securities.

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

In May 2006 and May 2005, we repurchased $40.3 million and $44.5 million, respectively, face value of our convertible notes for $35.0 million and $34.8 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $3,000 and $661,000, respectively. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities. Our investments that matured in the months following the repurchase were reinvested in short-term instruments in order to take advantage of rising short-term rates.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of April 2, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 2, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in this report for the year ended April 2, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of April 2, 2006, that Magma Design Automation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal controls over financial reporting as of April 2, 2006, is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Magma Design Automation, Inc. as of April 2, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 2, 2006 and our report dated June 7, 2006 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Jose, CA

June 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Magma Design Automation, Inc.

We have audited the consolidated balance sheet of Magma Design Automation, Inc. and subsidiaries as of April 2, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 2, 2006. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magma Design Automation, Inc. as of April 2, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended April 2, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magma Design Automation Inc.’s internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 7, 2006, expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/    Grant Thornton LLP

San Jose, California

June 7, 2006

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 14, 2005

MAGMA DESIGN AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 2, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$58,550	$20,622
Restricted cash	58	2,950
Short-term investments	38,608	114,896
Accounts receivable, net	33,849	33,851
Prepaid expenses and other current assets	4,096	7,088

Total current assets	135,161	179,407
Property and equipment, net	20,062	21,309
Intangible assets, net	75,735	69,573
Goodwill	43,985	43,194
Restricted cash	3,841	—
Other assets	5,280	5,741

Total assets	$284,064	$319,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,479	$3,010
Accrued expenses	31,833	22,321
Deferred revenue	24,622	20,745

Total current liabilities	58,934	46,076
Convertible subordinated notes	105,500	150,000
Other long-term liabilities	5,727	1,749

Total liabilities	170,161	197,825

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized and 35,575,701 and 35,249,858 shares issued and outstanding at April 2, 2006 and March 31, 2005, respectively	4	4
Additional paid-in capital	286,336	261,627
Deferred stock-based compensation	(2,020)	(5,749)
Accumulated deficit	(136,581)	(115,644)
Treasury stock at cost, 3,000,000 and 1,000,000 shares at April 2, 2006 and March 31, 2005, respectively	(32,650)	(16,606)
Accumulated other comprehensive loss	(1,186)	(2,233)

Total stockholders’ equity	113,903	121,399

Total liabilities and stockholders’ equity	$284,064	$319,224

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Revenue:
Licenses	$139,251	$123,995	$100,387
Services	24,793	21,946	13,342

Total revenue	164,044	145,941	113,729
Cost of revenue*	41,715	22,216	16,647

Gross profit	122,329	123,725	97,082

Operating expenses:
Research and development	45,935	41,716	26,097
In-process research and development	450	4,364	200
Sales and marketing	46,408	44,654	36,973
General and administrative	39,718	18,057	11,348
Restructuring costs	—	698	—
Amortization of intangible assets	11,849	18,011	1,745
Stock-based compensation**	4,498	1,879	7,086

Total operating expenses	148,858	129,379	83,449

Operating profit (loss)	(26,529)	(5,654)	13,633

Other income:
Interest income	2,875	2,287	2,584
Interest expense	(849)	(996)	(1,066)
Other income (expense), net	6,115	(1,082)	(100)

Other income, net	8,141	209	1,418

Net income (loss) before income taxes	(18,388)	(5,445)	15,051
Provision for income taxes	2,549	3,136	3,576

Net income (loss)	$(20,937)	$(8,581)	$11,475

Net income (loss) per share—basic	$(0.61)	$(0.25)	$0.36

Net income (loss) per share—diluted	$(0.61)	$(0.25)	$0.29

Shares used in calculation—basic	34,348	33,861	31,648

Shares used in calculation—diluted	34,348	33,861	40,245

* Stock-based compensation included in cost of revenue	$78	$1	$9

**Components of stock-based compensation included in operating expenses:
Research and development	$4,150	$1,336	$3,638
Sales and marketing	131	125	317
General and administrative	217	418	3,131

	$4,498	$1,879	$7,086

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	STOCKHOLDERS’ EQUITY									Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Treasury Stock		Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2003	31,172,888	$3	$228,400	$(1,638)	$(2,037)	$(118,538)	(37,142)	$(408)		$(10)	$105,772
Issuance of common stock under stock incentive plans	3,009,139	—	24,059	—	—	—	—	—		—	24,059
Retirement of treasury stock	—	—	(408)	—	—	—	37,142	408		—	—
Issuance of common stock in connection with business combination	1,079,418	—	10,405	—	—	—	—	—		—	10,405
Issuance of common stock in connection with asset purchase	—	—	3,486	—	—	—	—	—		—	3,486
Repurchase of common stock	(1,110,000)	—	(19,980)	—	—	—	—	—		—	(19,980)
Settlement of note receivable from stockholder by repurchase of common stock	(209,753)	—	(1,800)		1,800	—	—	—		—	—
Repayment of note receivable from stockholder	—	—	—	—	214	—	—	—		—	214
Interest on notes receivable from stockholders	—	—	—	(15)	23	—	—	—		—	8
Stock-based compensation in connection with employee option grant	—	—	2,098	—	—	—	—	—		—	2,098
Deferred stock-based compensation	—	—	876	(876)	—	—	—	—		—	—
Reversal of stock-based compensation	—	—	(300)	300	—	—	—	—		—	—
Amortization of deferred stock-based compensation	—	—	—	1,511	—	—	—	—		—	1,511
Issuance of common stock warrant	—	—	35,904	—	—	—	—	—		—	35,904
Purchase of hedging instrument	—	—	(56,154)	—	—	—	—	—		—	(56,154)
Comprehensive income:
Net income	—	—	—	—	—	11,475	—	—	$11,475	—	11,475
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(1,151)	—	(1,151)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	92	—	92

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,059)	(1,059)

Comprehensive income									$10,416

BALANCES AT MARCH 31, 2004	33,941,692	$3	$226,586	$(718)	$—	$(107,063)	—	$—		$(1,069)	$117,739
Issuance of common stock under stock incentive plans	1,708,716	1	16,353	(6,000)	—	—	—	—		—	10,354
Issuance of common stock in connection with asset purchase	607,554	—	18,341	(1,088)	—	—	—	—		—	17,253
Repurchase of common stock	(1,008,104)	—	(4)	—	—	—	(1,000,000)	(16,606)		—	(16,610)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(177)	2,057	—	—	—	—		—	1,880
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	528	—	—	—	—	—		—	528
Comprehensive loss:
Net loss	—	—	—	—	—	(8,581)	—	—	$(8,581)	—	(8,581)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(206)	—	(206)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	(958)	—	(958)

Other comprehensive loss	—	—	—	—	—	—	—	—	(1,164)	(1,164)

Comprehensive loss									$(9,745)

BALANCES AT MARCH 31, 2005	35,249,858	$4	$261,627	$(5,749)	$—	$(115,644)	(1,000,000)	$(16,606)		$(2,233)	$121,399

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share data)

	STOCKHOLDERS’ EQUITY									Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Treasury Stock		Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
BALANCES AT MARCH 31, 2005 (CONTINUED)	35,249,858	$4	$261,627	$(5,749)	$—	$(115,644)	(1,000,000)	$(16,606)		$(2,233)	$121,399
Issuance of common stock under stock incentive plans	1,180,128	—	6,454	—	—	—	—	—		—	6,454
Issuance of common stock in connection with asset purchase	1,264,648	—	15,653	(1,509)	—	—	—	—		—	14,144
Issuance of common stock warrant in connection with asset purchase	—	—	3,080	—	—	—	—	—			3,080
Proceeds from termination of hedge and warrant, net	—	—	140	—	—	—	—	—			140
Repurchase of common stock	(2,000,000)	—	—	—	—	—	(2,000,000)	(16,044)		—	(16,044)
Stock-based compensation	—	—	801	(696)	—	—	—	—		—	105
Repurchase of restricted stock	(118,933)	—	(1,656)	1,463	—	—	—	—			(193)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(1)	4,471	—	—	—	—			4,470
Tax benefits associated with convertible debt repurchase	—	—	128	—	—	—	—	—			128
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	110	—	—	—	—	—		—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(20,937)	—	—	$(20,937)	—	(20,937)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	272	—	272
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	775	—	775

Other comprehensive income	—	—	—	—	—	—	—	—	1,047	1,047

Comprehensive loss									$(19,890)

BALANCES AT APRIL 2, 2006	35,575,701	$4	$286,336	$(2,020)	$—	$(136,581)	(3,000,000)	$(32,650)		$(1,186)	$113,903

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(20,937)	$(8,581)	$11,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,467	7,770	4,526
Amortization of intangible assets	35,524	24,384	4,566
Provision for doubtful accounts	(282)	187	618
Amortization of debt discount and issuance costs	725	983	835
Loss in equity investments	1,003	825	1,228
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(8,781)	—	—
Loss on sale of short-term investments	661	—	59
Accrued interest on notes receivable from stockholders	—	—	8
Loss on sale of property and equipment	93	273	122
Stock-based compensation	4,576	1,880	7,095
In-process research and development	450	4,364	200
Income tax benefit realized from gain on repurchase of convertible notes	128	—	—
Income tax benefit realized from employee stock options and debt issuance costs	110	528	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	687	(781)	(11,189)
Prepaid expenses and other current assets	2,125	2,102	(4,842)
Other assets	(417)	(617)	(99)
Accounts payable	(704)	1,352	251
Accrued expenses	12,396	1,106	4,776
Deferred revenue	3,877	798	4,301
Other long-term liabilities	(491)	555	825

Net cash provided by operating activities	40,210	37,128	24,755

Cash flows from investing activities:
Purchase of property and equipment	(6,485)	(12,692)	(13,673)
Cash paid for business and asset acquisitions, net of cash acquired	(26,085)	(31,017)	(81,243)
Purchase of strategic equity investments, net	(750)	(1,309)	(2,100)
Purchase of available for sale investments	(97,588)	(170,045)	(938,821)
Proceeds from maturities and sales of available for sale investments	173,990	187,325	895,110

Net cash provided by (used) in investing activities	43,082	(27,738)	(140,727)

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated notes, net	—	—	145,074
Proceeds from issuance of common stock warrant	—	—	35,904
Purchase of hedge instrument	—	—	(56,154)
Proceeds from issuance of common stock under employee stock option and purchase plans	6,259	10,354	24,059
Repayment of note receivable from stockholders	—	—	214
Repurchase of common stock	(16,044)	(16,610)	(19,980)
Repurchase of convertible notes, net	(34,668)	—	—
Repayment of lease obligations	(780)	(119)	—
Repayment of notes payable to bank	—	—	(2,099)

Net cash provided by (used in) financing activities	(45,233)	(6,375)	127,018

Effects of exchange rate changes on cash and cash equivalents	(131)	(27)	282

Increase in cash and cash equivalents	37,928	2,988	11,328
Cash and cash equivalents at beginning of year	20,622	17,634	6,306

Cash and cash equivalents at end of year	$58,550	$20,622	$17,634

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$(246)	$(7,088)	$2,974

Purchase of fixed assets under capital leases	$2,352	$596	$—

Issuance of common stock in connection with asset purchase	$15,407	$18,341	$3,486

Issuance of common stock warrant in connection with asset purchase	$3,080	$—	$—

Issuance of common stock in connection with business combinations	$—	$—	$10,405

Settlement of note receivable from stockholder by repurchase of common stock	$—	$—	$(1,800)

Reversal of stock-based compensation related to note receivable	$—	$—	$146

Cash paid for:
Interest	$126	$195	$—

Income taxes	$859	$611	$367

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

Principles of consolidation

The consolidated financial statements of Magma include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated from their functional currency to the U.S. dollar.

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the completion of Magma’s fiscal year ended March 31, 2005, Magma’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. As a result of this change, the first quarter of Magma’s fiscal year 2006 included three additional days, the results of which was included in Magma’s Form 10-Q for that quarter.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the 2006 presentation. Certain auction rate securities in the 2004 financial statements have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

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

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the Company’s re-evaluation of these securities, Magma reclassified as short-term investments any auction rate securities previously classified as cash equivalents for each of the periods presented in the consolidated balance sheets. This resulted in a reclassification from cash and cash equivalents to short-term investments of $55.1 million on the March 31, 2004 consolidated balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This resulted in a decrease in cash used in investing activities by $3.4 million for the year ended March 31, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations.

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

Revenue recognition

Revenue consists of fees for perpetual and time-based licenses for the Company’s software products, post-contract customer support (“PCS”), customer training and consulting. The Company classifies its revenue as licenses or services.

License revenue is comprised of software licenses and PCS where the Company does not have vendor specific objective evidence of fair value of PCS. Services revenue consists of fees for consulting services, training, and PCS associated unbundled license arrangements. PCS sold with unbundled license arrangements is renewable after the initial PCS period expires, generally in one-year increments for a fixed percentage of the net license fee.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” The Company recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

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

The Company considers arrangements where less than 100% of the license and initial period PCS fee is due within one year from the order date to have extended payment terms. For bundled agreements, revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or ratably. For unbundled agreements, revenue from such arrangements is recognized as amounts become due and payable. Payments received from customers in advance of revenue being recognized are presented as deferred revenue on the consolidated balance sheets.

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

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from unbundled licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and revenue from PCS is recognized ratably over the PCS term. If an unbundled arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable. The Company recognizes revenue from bundled licenses ratably over the term of the license period, as the license and PCS portions of a bundled license are not sold separately. Revenue from bundled arrangements with extended payment terms is recognized as the lesser of amounts due and payable or ratable portion of the entire fee.

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

Cost of revenue

Cost of revenue includes cost of licenses revenue and cost of services revenue. Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of licenses revenue was $24.4 million for the year ended April 2, 2006. Cost of services revenue primarily consists of personnel and related costs to provide product support, consulting services and training, as well as asset depreciation, allocated outside sale representative expenses and amortization of deferred stock-based compensation. Cost of services revenue was $17.3 million for the year ended April 2, 2006.

Commission expense

The Company recognizes sales commission expense as it is earned by its employees based on the terms of the respective commission plan. For orders recorded in fiscal year 2003, commissions were earned and expensed at the same time as revenue was recognized from the respective order. According to the terms of the fiscal 2006, 2005 and 2004 commission plan, for orders recorded in fiscal years 2004 through 2006, commissions are paid by the Company to employees over a period of time, typically over two to six quarters, depending on the size of the respective orders. Commissions advanced to employees under the fiscal year 2003 compensation plans, in excess of amounts earned and which are considered recoverable, are reflected as prepaid expenses on the consolidated balance sheets. Net prepaid commission totaled $0.5 million and $1.4 million at April 2, 2006 and March 31, 2005, respectively.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of April 2, 2006 and March 31, 2005, unbilled receivables were approximately $7.7 million and $14.1 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

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

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At April 2, 2006, March 31, 2005 and 2004, cumulative foreign currency translation loss is included in accumulated other comprehensive loss on the consolidated balance sheets.

Cash equivalents, short-term and long-term investments

The Company invests its excess cash in money market accounts and debt securities and considers all highly liquid debt instruments purchased with an original or remaining maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase between three and twelve months are classified as short-term investments and investments that have a maturity date more than twelve months from the balance sheet date are classified as long-term investments.

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date with unrealized gains or losses reported as a separate component of stockholders’ equity until realized. The Company classifies auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no gains or losses related to these securities were realized during the years ended April 2, 2006, March 31, 2005 and 2004. See “Reclassifications” in Note 1 for information regarding prior period reclassification of auction rate securities.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents and short-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(in thousands)
As of April 2, 2006
Cash	$13,167	$—	$—	$13,167
Money market funds	4,899	—	—	4,899
Commercial paper	40,556	—	(72)	40,484
Auction rate preferreds	3,250	—	—	3,250
Government agencies	158	—	—	158
Auction rate certificates	35,200	—	—	35,200

	$97,230	$—	$(72)	$97,158

As of March 31, 2005
Cash	$16,979	$—	$—	$16,979
Money market funds	395	—	—	395
Commercial paper	3,249	—	(1)	3,248
Auction rate preferreds	6,998	2	—	7000
Government agencies	49,499	—	(525)	48,974
Corporate bonds	37,506	—	(316)	37,190
Auction rate certificates	19,650	—	—	19,650
Municipal obligations	2,090	—	(8)	2,082

	$136,366	$2	$(850)	$135,518

As of April 2, 2006, the stated maturities of the Company’s current investments (including $40.5 million classified as cash equivalent investments in the table above) are $40.6 million within one year and $38.5 million after ten years.

As of April 2, 2006, all of the $72,000 of unrealized losses have a duration of less than twelve months. As of March 31, 2005, $814,000 of the unrealized losses has duration of less than twelve months and $36,000 of the unrealized losses has duration of twelve months or greater. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at April 2, 2006 and March 31, 2005 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. See “Convertible Subordinated Notes” in Note 8 for information regarding the repurchase of convertible subordinated notes.

Restricted cash

As of April 2, 2006 and March 31, 2005, the Company had $3.9 million (of which $58,000 was classified as current assets and $3.8 million was classified as long-term assets) and $3.0 million (all of which was classified as current assets), respectively, of restricted cash primarily related to acquisitions and asset purchases completed during fiscal 2006 and 2005 to secure certain indemnification obligations related to these transactions. Such amount is disclosed separately on the consolidated balance sheets as of April 2, 2006 and March 31, 2005.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash & cash equivalents, short and long-term investments and accounts receivable. The Company’s cash and cash equivalents, short and long-term investments generally consist of commercial paper, government agencies, municipal obligations and money market funds with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from license and service sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

At April 2, 2006, one customer accounted for 14% of accounts receivable. At March 31, 2005, one customer accounted for 10% of accounts receivable. See Note 11 for a disclosure of customers accounting for greater than 10% of revenue for the years ended April 2, 2006, March 31, 2005 and 2004.

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

Property and equipment consisted of the following (in thousands):

	April 2, 2006	March 31, 2005
Property and equipment, net:
Computer equipment	$25,380	$21,346
Software	6,162	5,269
Furniture and fixtures	2,701	2,251
Leasehold improvements	8,168	6,873

	42,411	35,739
Accumulated depreciation and amortization	(22,349)	(14,430)

	$20,062	$21,309

Depreciation expense was $9.5 million, $7.8 million and $4.5 million respectively, for the years ended April 2, 2006, March 31, 2005 and 2004.

The cost of equipment previously acquired under capital leases included in above property and equipment was $3.0 million and $0.6 million respectively, as of April 2, 2006 and March 31, 2005. Accumulated amortization of the leased equipment was $0.9 million and $0.1 million as of April 2, 2006 and March 31, 2005.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of assets reported under capital leases was included with depreciation expense for fiscal 2006 and 2005. There was no equipment under capital leases in the year ended March 31, 2004.

Impairment of long-lived assets

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case the company writes the investment down to its estimated fair value. For equity investment with ownership between 20% to 50%, the company records their share of net equity income (loss) of the investee based on their proportionate ownership. The investments are included in other long-term assets in the consolidated balance sheets.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. For the years ended April 2, 2006, March 31, 2005 and 2004, the Company recorded net loss in equity investments of $1.0 million, $0.8 million and $1.2 million, respectively. At April 2, 2006 and March 31, 2005, the carrying value on the strategic investments was $2.1 million and $2.3 million, respectively.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the market value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a fair-value based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) would have been the amounts indicated below (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Net income (loss) attributed to common stockholders:
As reported	$(20,937)	$(8,581)	$11,475
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,576	1,880	7,095
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(22,972)	(21,931)	(22,819)

Pro forma	$(39,333)	$(28,632)	$(4,249)

Net income (loss) per share, basic:
As reported	$(0.61)	$(0.25)	$0.36

Pro forma	$(1.15)	$(0.80)	$(0.13)

Net income (loss) per share, diluted:
As reported	$(0.61)	$(0.25)	$0.29

Pro forma	$(1.15)	$(0.80)	$(0.13)

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Stock options	$3.84	$4.56	$8.48
Employee stock purchase plans	2.68	3.47	$3.16

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Stock options:
Risk-free interest	4.02%	3.00%	2.57%
Expected life	3.04 years	2.63 years	3.0 years
Expected dividend yield	0%	0%	0%
Volatility	61%	43%	63%

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Employee Stock Purchase Plans:
Risk-free interest	4.26%	2.47%	1.23%
Expected life	1.16 years	1.03 years	0.73 years
Expected dividend yield	0%	0%	0%
Volatility	62%	44%	57%

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes the provisions of APB 25 and requires the fair value recognition of share-based payment arrangements including stock options and employee stock purchase plans. Effective in the first quarter of fiscal 2007, the Company will adopt SFAS 123R, using the modified-prospective-transition method and therefore operating expenses in 2007 will include compensation cost for unvested options granted prior to April 3, 2006 based on grant date fair value as estimated in accordance with SFAS 123, and options granted subsequent to April 3, 2006 as estimated in accordance with SFAS 123R. SFAS 123R requires the estimation of forfeitures during the life of the option, where under SFAS 123 forfeitures were recognized when they actually occurred. Assumptions used for the valuation of options are continually evaluated in light of changes in market conditions and employee behavior and may not be consistent with past conditions.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible subordinated notes, convertible bond hedge and a written call warrant. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The Company has estimated the fair value of its convertible subordinated notes, convertible bond hedge and written call warrant by using available market information and valuation methodology considered to be appropriate. The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of April 2, 2006 and March 31, 2005 (in thousands):

	Carrying Value	Estimated Fair Value
April 2, 2006
Convertible subordinated notes	$105,500	$89,675
Convertible bond hedge	$(39,495)	$(1,601)
Written call warrant	$25,252	$287

March 31, 2005
Convertible subordinated notes	$150,000	$129,300
Convertible bond hedge	$(56,154)	$(6,858)
Written call warrant	$35,904	$2,887

Information on the carrying value of the convertible subordinated notes, convertible bond hedge and written call warrant is provided in “Note 8—Convertible Subordinated Notes.”

In May 2006, subsequent to fiscal 2006 year-end, the Company repurchased a portion of the convertible subordinated debt and terminated the corresponding portion of the hedge and warrant. Additional information is provided in “Note 15—Subsequent Events.”

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

Components of accumulated other comprehensive loss were as follows (in thousands):

	April 2, 2006	March 31, 2005
Unrealized loss on available-for-sale investments, net	$(72)	$(847)
Foreign currency translation adjustments	(1,114)	(1,386)

Accumulated other comprehensive loss	$(1,186)	$(2,233)

Recently issued accounting pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB issued FASB Staff Position (“FSP”) 03-01-1 which delayed the effective date of the recognition and measurement provisions of EITF 03-01; however the disclosure requirements remain effective and the applicable disclosures have been included in the Company’s consolidated financial statements and related notes thereto. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Abstracts, Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. The guidance in this FSP is applied to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant impact on the Company’s financial position and results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the second quarter of calendar year 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine its impact to its consolidated financial statements.

In June 2005, the EITF issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on the Company’s financial position and results of operations.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes the provisions of APB 25 and requires the fair value recognition of share-based payment arrangements including stock options and employee stock purchase plans. Effective in the first quarter of fiscal 2007, the Company will adopt SFAS 123R, using the modified-prospective-transition method and therefore operating expenses in 2007 will include compensation cost for unvested options granted prior to April 3, 2006 based on grant date fair value as estimated in accordance with SFAS 123, and options granted subsequent to April 3, 2006 as estimated in accordance with SFAS 123R. SFAS 123R requires the estimation of forfeitures during the life of the option, where under SFAS 123 forfeitures were reflected when terminated. Assumptions used for the valuation of options are continually evaluated in light of changes in market conditions and employee behavior and may not be consistent with past conditions. The adoption of SFAS 123R will lead to substantial additional compensation expense and therefore will have a material adverse effect on the Company’s consolidated statement of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan, rather than disclose the impact on its consolidated net income within the footnotes (see Note 2 to the Condensed Consolidated Financial Statements), as is the Company’s current practice.

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

Note 2.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock subject to repurchase, stock options and warrants using the treasury stock method and convertible subordinated notes using the if-converted method. The diluted net loss per share is the same as the basic net loss per share for the years ended April 2, 2006 and March 31, 2005 because potential common shares are not considered in calculation when their effect is antidilutive.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common shares used to calculate diluted net income (loss) per share for the years ended April 2, 2006, March 31, 2005 and 2004 (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Weighted average common shares used to calculate basic net income (loss) per share	34,348	33,861	31,648
Convertible subordinated notes using the if-converted method	—	—	5,605
Options outstanding using the treasury method	—	—	2,880
Common stock subject to repurchase using the treasury stock method	—	—	112

Shares used to calculate diluted net income (loss) per share	34,348	33,861	40,245

For the years ended April 2, 2006 and March 31, 2005, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following:

	Year Ended
	April 2, 2006	March 31, 2005
Shares of common stock if converted under convertible subordinated notes	4,615,000	6,562,000
Warrants outstanding	500,000	—
Shares of common stock issuable under stock option plans outstanding	8,978,871	9,990,580
Weighted average price of shares issuable under stock option plans	$11.51	$15.30

In May 2006, the Company repurchased $40.3 million face amount (or approximately 38.2 percent of the remaining principal) of the company’s zero coupon convertible subordinated notes due May 2008. The repurchase left approximately $65.2 million principal amount of convertible subordinated notes outstanding. After the repurchase, the number of common stock if converted under convertible subordinated notes decreased to 2,850,000 shares. Additional information on the repurchase is provided in “Note 15—Subsequent Events.”

For the year ended March 31, 2004, 647,230 shares of common stock issuable under stock options were excluded from the computation of diluted net income per share because their option exercise prices were greater than the average market price, which would result in antidilution under the treasury stock method. The weighted average exercise price of such shares was $23.30 per share for the year ended March 31, 2004.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	April 2, 2006	March 31, 2005
Accounts receivable, net:
Trade accounts receivable	$26,267	$20,170
Unbilled receivable	7,697	14,106

Gross accounts receivable	33,964	34,276
Allowance for doubtful accounts	(115)	(425)

	$33,849	$33,851

Accrued expenses:
Accrued sales commissions	$3,296	$2,157
Accrued bonuses	7,706	753
Other payroll and related accruals	5,655	3,443
Acquisition accrual	4,090	6,488
Accrued professional fees	3,302	2,753
Income taxes payable	4,128	3,791
Other	3,656	2,936

	$31,833	$22,321

Note 4.    Business Combinations

Fiscal 2006 business combination

ACAD Corporation (“ACAD”)

On November 29, 2005, the Company acquired ACAD, a privately-held company that develops circuit simulation software, to broaden its product portfolio into simulation, addressing a new market, and to enhance certain other existing Magma products, all of which help integrated circuit (“IC”) manufacturers produce higher quality chips more efficiently. The acquisition of ACAD further supports Magma’s focus to deliver effective electronic design automation (“EDA”) software to IC manufactures, enabling IC designers to meet critical time-to-market objectives, improve chip performance, and handle multimillion-gate designs.

The Company acquired ACAD for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million as of November 29, 2005. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of April 2, 2006 none of the contingent consideration has been earned. The Company does not consider the ACAD acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the year ended April 2, 2006.

Pursuant to the terms of the Share Purchase Agreements, $0.2 million of the initial consideration was retained by the Company in a segregated bank account to secure certain indemnification obligations of the ACAD shareholders, and was recorded as restricted cash, which is separately disclosed on the Company’s consolidated balance sheet as of April 2, 2006. As of April 2, 2006, the Company has made a total net payment of $3.8 million on the liabilities assumed. The results of operations from ACAD have been included in Magma’s results of operations from the acquisition date.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The value of the in-process research and development, as well as the value of other intangible assets, was estimated by the management with the assistance of an independent appraisal firm, based on input from the Company and the acquired companies’ management, using valuation methods that are in accordance with the generally accepted accounting principles.

Summarized below are the unaudited pro forma results of the Company as though the ACAD acquisition occurred at the beginning of the periods indicated. Adjustments have been made for the estimated increases in amortization of intangibles and other appropriate pro forma items. The charge for purchased in-process research and development related to ACAD was not included in the pro forma results, because they are non-recurring. The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

	(Unaudited)
	Year Ended
(in thousands, except per share data)	April 2, 2005	March 31, 2004
Revenue	$164,771	$146,895
Net loss	$(21,644)	$(10,225)
Net loss per share—basic and diluted	$(0.63)	$(0.30)

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

The Company acquired all the outstanding shares of Aplus in exchange for initial consideration of $0.9 million cash and 0.3 million shares of the Company’s common stock at $16.69 per share, the average closing stock price for the period shortly prior to and after the announcement of this transaction. The Company also agreed to pay a total of $3.2 million of cash and 0.8 million shares of the Company’s common stock (collectively, the “Contingent Consideration”) to the Aplus shareholders pursuant to an earnout provision. The shares of common stock included in the Contingent Consideration were issued and placed in escrow and considered to be issued and outstanding as of the consummation date. Under the terms of the earnout provision, the Contingent Consideration was to be distributed to Aplus shareholders upon achieving or exceeding revenue,

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology or financial targets. The earnout provisions were amended in April 2004 to revise the technical milestones and eliminate the financial targets, but the total Contingent Consideration remains the same. As of April 2, 2006, the Company had paid all of the Contingent Consideration of approximately $3.2 million in cash and released 0.8 million shares of the Company’s common stock from the escrow, based on the achievement of the targets as of April 2, 2006. The Contingent Consideration, when earned, is considered an additional acquisition cost and recorded as an increase to the developed technology intangible asset. That amount is being amortized to cost of revenue over the remaining economic life of the developed technology intangible asset.

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

In accordance with a merger agreement (the “Merger Agreement”), the Company acquired all the outstanding shares of Silicon Metrics in exchange for initial consideration of $18.0 million in cash to Silicon Metrics shareholders. The Company also agreed to pay up to $14.0 million of cash in contingent consideration to the Silicon Metrics shareholders upon achieving or exceeding certain financial milestones. As of April 2, 2006, the $14.0 million of contingent consideration has been earned and has been substantially paid in full. The contingent consideration, when earned, was considered an additional acquisition cost and was recorded as an increase to goodwill. The results of operations from Silicon Metrics have been included in Magma’s results of operations from the acquisition date.

Pursuant to the terms of the Merger Agreement, $1.8 million of the initial consideration was retained by the Company in a segregated bank account to secure certain indemnification obligations of the Silicon Metrics shareholders and bonus plan participants. As of April 2, 2006, all of the $1.8 million has been released to the Silicon Metrics stockholders. An additional amount of $0.8 million was retained by the Company to secure indemnification obligations with respect to certain litigation, and this amount was released to the Silicon Metrics stockholders in February of 2004 in connection with the settlement of the litigation.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an Agreement and Plan of Merger (the “RLC Merger Agreement”), the Company acquired all the outstanding shares of Random Logic in exchange for cash consideration of $20.0 million. Pursuant to the terms of the RLC Merger Agreement, $5.0 million of that consideration was withheld and placed in an escrow account to secure the indemnification obligations of the Random Logic shareholders. As of April 2, 2006, the entire amount in the escrow account has been released to the Random Logic shareholders. The results of operations from Random Logic have been included in Magma’s results of operations from the acquisition date.

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

Prior to the acquisition, the Company had 20% equity interest in SiliconCraft as a result of earlier equity investment which occurred in October 2003. In this transaction, the Company acquired all remaining outstanding shares of SiliconCraft in exchange for the initial cash consideration of $1.2 million. In addition to the initial consideration, the Company may pay up to $1.5 million of cash in contingent consideration to the SiliconCraft shareholders upon achieving certain technology milestones. As of April 2, 2006, the $1.5 million of contingent consideration had been earned and paid. The contingent consideration, when earned, was considered an additional acquisition cost and was recorded as an increase to goodwill. The results of operations from SiliconCraft have been included in Magma’s results of operations from the acquisition date.

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of the purchase price allocation for the SiliconCraft acquisition and discussion of the valuation methodology used are provided below.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Purchase Price Allocation and Valuation Methodology

A summary of the purchase price allocations pertaining to the acquisitions in fiscal 2004 described above and the amortization periods of the intangible assets acquired is as follows (in thousands):

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The value of the in-process research and development, as well as the value of other intangible assets, was estimated by the management with the assistance of an independent appraisal firm, based on input from the Company and the acquired companies’ management, using valuation methods that are in accordance with the generally accepted accounting principles.

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

(Unaudited)
(in thousands, except per share data)	Year Ended March 31, 2004
Net revenue	$120,720
Net income	$7,714
Net income per share—basic	$0.24
Net income per share—diluted	$0.19

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Asset Purchases

Fiscal 2006 asset purchases

ReShape, Inc.

On March 9, 2006, the Company acquired certain assets of Reshape, Inc. (“ReShape”), a privately-held developer of EDA and design flow technology. Pursuant to the asset purchase agreement, the Company paid ReShape total consideration of $750,000 in cash. Based on management’s estimates and appraisal, the $750,000 consideration was entirely allocated to patents and intellectual property and included in the intangible asset balance on the Company’s consolidated balance sheet as of April 2, 2006. This developed technology intangible asset is being amortized over the estimated economic life of three years.

Technology License

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) to copyrighted material pertinent to technology relating to electronic design automation, as well as other intellectual property owned by IBM. Also in connection with the technology license agreement, IBM and Magma entered into an amendment extending to 2010 the term of Magma’s patent license agreement with IBM dated March 24, 2004. These two licenses cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation.

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

The license fee of $7.0 million and $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible asset balance on the Company’s consolidated balance sheet as of April 2, 2006 (see Note 6).

Fiscal 2005 asset purchases

Mojave, Inc.

On April 29, 2004, the Company completed its acquisition of Mojave, Inc. (“Mojave”), a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave allows Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology milestones. The Company did not assume any stock options or warrants. As of April 2, 2006, $29.6 million of the contingent consideration, which consisted of approximately half in cash and half in stock, has been paid or accrued for under the agreement upon achievement of the milestones. The contingent consideration of $26.1 million, net of $3.1 million deferred compensations and $0.4 million forfeiture, when earned, is considered as an additional acquisition cost and recorded as an increase to the developed technology intangible asset. The amount is amortized over the remaining economic life of the developed technology intangible asset.

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

The valuation method used to value in-process research and development (“IPR&D”) is a form of discounted cash flow method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology project were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and had no alternative future uses. The percentage of completion for the in-process project was determined by identifying the elapsed time and costs invested in the project as a ratio of the total time and costs required to bring the project to technical and commercial feasibility, as well as consideration of engineering milestones required to complete the project. The percentage of completion for the in-process project acquired was 12.4%. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feasibility. There has been no material change to the IPR&D project schedule as of April 2, 2006. Revenue resulting from the IPR&D project has commenced in fiscal year 2006.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The value of the in-process research and development, as well as the value of other intangible assets, was estimated by the management with the assistance of an independent appraisal firm, based on input from the Company and the acquired companies’ management, using valuation methods that are in accordance with the generally accepted accounting principles.

As part of the initial and contingent considerations for the Mojave acquisition, the Company allocated cash of $2.7 million as deferred cash compensation and issued Magma common stock with a value of $2.6 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation and are charged to operating expense. The deferred stock-based compensation is amortized over the vesting period and the deferred cash compensation is recorded and charged to operating expenses when become vested and payable. As of April 2, 2006, the remaining unvested amount of deferred cash compensation was $0.6 million, and the remaining unamortized amount of deferred stock-based compensation was $0.1 million related to the Mojave acquisition.

Lemmatis, Inc.

On April 16, 2004, the Company acquired Lemmatis, Inc. (“Lemmatis”), a privately-held developer of formal verification technology. Pursuant to the merger agreement, the Company paid the stockholders of Lemmatis initial consideration of approximately $0.6 million in cash, less $60,000 which the Company withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.4 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of April 2, 2006, the Company has paid all of the $1.4 million of contingent consideration in connection with achievement of technology milestones.

Based on management’s estimates and appraisal, the $0.6 million of initial consideration, $76,000 of legal and other professional expenses directly associated with the acquisition and $1.4 million of contingent consideration paid as of April 2, 2006 were entirely allocated to developed technology and included in the intangible asset balance on the Company’s consolidated balance sheet as of April 2, 2006. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Fortis Systems, Inc.

On December 22, 2004, the Company acquired Fortis Systems, Inc. (“Fortis”), a privately-held developer of optical proximity correction and lithography simulation technology. Pursuant to the merger agreement, the Company paid the stockholders of Fortis initial consideration of approximately $0.5 million in cash, less $50,000 which the Company withheld to secure the indemnification obligations of the Fortis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.0 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of April 2, 2006, no contingent consideration was paid for milestone achievement. The acquisition of Fortis has been accounted for as an asset purchase transaction.

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

The Company identified the value of in-process research and development through discounted cash flow method and charged it to operating expenses. Such charges related to technologies for which commercial feasibility had not been established and had no alternative future uses. Revenue resulting from the IPR&D project is expected to commence in fiscal year 2007.

Fiscal 2004 asset purchases

Technology License

On March 26, 2004, the Company acquired a technology license and certain other information from another company for a total fee of $22.8 million. The licensed technology will be integrated into the Company’s current product offerings as a formal verification equivalency checking tool that will be used to verify whether two different representations of a circuit are logically equivalent. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free, non-exclusive, assignable, worldwide license. Further, the Company has a three-year period of exclusivity before the licensor can offer the licensed technology to the Company’s competitors. Based on management’s estimates and appraisal, the license fee of $22.8 million and $0.2 million of legal and other professional expenses directly associated with the acquisition of the license were entirely allocated to a licensed technology intangible asset and included in the intangible asset balance on the Company’s consolidated balance sheet as of April 2, 2006 (see Note 6). This licensed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

Other Asset Purchases

During the year ended March 31, 2004, the Company completed three other asset purchases for an aggregate consideration of $17.7 million in upfront payments and related acquisition expenses of $0.5 million. Two of these purchase transactions included an earnout provision under which the Company may pay contingent consideration of up to $2.8 million in cash based on the achievement of certain technology milestones as outlined in the respective asset purchase agreement. As of April 2, 2006, the Company has paid all of the $2.8 million contingent consideration under these arrangements as certain milestones have been met.

The $0.9 million of the initial consideration for one of these asset purchase transactions was retained by the Company in a segregated bank account as of March 31, 2004 to secure certain indemnification obligations. The entire amount was released to the shareholders during fiscal 2005.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 6.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Notes 4 and 5 (in thousands):

	Weighted Average Life (in Months)	April 2, 2006			March 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$43,985	$—	$43,985	$43,194	$—	$43,194

Other intangible assets:
Developed technology	46	$89,192	$(37,824)	$51,368	$59,083	$(16,488)	$42,595
Licensed technology	36	33,093	(17,962)	15,131	23,014	(7,668)	15,346
Customer relationship or base	60	2,310	(1,086)	1,224	2,200	(637)	1,563
Patents	58	12,690	(5,934)	6,756	11,792	(3,355)	8,437
Acquired customer contracts	32	1,090	(782)	308	900	(438)	462
Assembled workforce	45	1,235	(675)	560	1,235	(330)	905
No shop right	24	100	(100)	—	100	(73)	27
Non-Competition Agreements	36	300	(33)	267	—	—	—
Trademark	45	400	(279)	121	400	(162)	238

Total		$140,410	$(64,675)	$75,735	$98,724	$(29,151)	$69,573

In fiscal 2006 and 2005, the Company reduced its goodwill by $0.5 million and $1.6 million to reflect purchase price adjustments primarily on an acquisition related to tax benefits recognized on net operating loss carryforwards. In addition, in the second quarter of fiscal 2005, the Company reduced its goodwill and deferred tax liabilities each by $5.0 million to reflect purchase price adjustments on the Company’s acquisitions.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Amortization of intangible assets included in:
Cost of revenue—licenses	$23,675	$6,373	$2,821
Operating expenses	11,849	18,011	1,745

Total	$35,524	$24,384	$4,566

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 2, 2006, the estimated future amortization expense of other intangible assets in the table above is as follows:

Fiscal year	Estimated Amortization Expense
2007	$38,650
2008	21,033
2009	14,562
2010	1,469
2011	21

$75,735

In accordance with SFAS 142, the Company performed an annual goodwill impairment test as of December 31, 2005 and determined that goodwill was not impaired. In performing the impairment test, the Company determined that it had one reporting unit. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 7.    Restructuring Charge

During the year ended March 31, 2005, the Company recorded a restructuring charge of $0.7 million related to employee termination costs of 22 employees resulting from the Company’s realignment to current business conditions. All termination costs had been paid as of March 31, 2005.

Note 8.    Convertible Subordinated Notes

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “Notes”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, resulting in net proceeds to the Company of approximately $145.1 million. The Notes do not bear coupon interest and were initially convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.4 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the Notes using the effective interest method.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The net cost of $20.3 million incurred in connection with these arrangements, which consisted of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” If the contracts are ultimately settled in a manner that results in the Company delivering or receiving cash, the amount of cash paid or received should be reported as a reduction of, or an addition to, stockholders’ equity. The shares issuable under these arrangements were excluded from the calculation of earnings per share for the years ended April 2, 2006 and March 31, 2005 as their effect was anti-dilutive.

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22 percent. The Company spent approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million principal amount of convertible subordinated notes outstanding, which was recorded as long-term liabilities on the Company’s balance sheet as of April 2, 2006. In addition, a portion of the hedge and warrant transactions entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In fiscal 2006, the Company recorded a gain of $8.8 million on the repurchase of the convertible subordinated notes, which was net of the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were recorded against additional paid-in capital.

As of April 2, 2006 and March 31, 2005, the unamortized balance of transaction fees and debt issuance costs was approximately $1.5 million and $3.1 million, respectively. The shares issuable on the conversion of the Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 9.    Stockholders’ Equity

Stock incentive plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to “New Hire” employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. The initial number of shares of common stock issuable under the Inducement Plan was 1,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan to 2,000,000 shares. As of April 2, 2006, there were options to purchase 770,389 shares outstanding under the Inducement Plan, and 924,136 shares were available for the grant of future options or other awards under the plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company, with the approval of the Committee or its delegates, may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, SARs or Stock Units based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of fully diluted shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of April 2, 2006, there were options to purchase 7,131,208 shares outstanding under the 2001 Plan, and 3,273,306 shares were available for the grant of future options or other awards under the plan.

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) (collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At April 2, 2006, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At April 2, 2006, there were no outstanding options under the 1997 Plan and options to purchase 1,068,564 shares outstanding under the 1998 Plan.

Moscape 1997 Incentive Stock Plan

The Moscape 1997 Incentive Stock Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years. At April 2, 2006, there were options to purchase 8,710 shares outstanding under the Moscape Plan.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997, 1998 and 2001 Plans, the Inducement Plan and the Moscape Plan is summarized as follows:

	Year Ended
	April 2, 2006		March 31, 2005		March 31, 2004
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning balance	9,990,580	$15.30	7,849,542	$15.01	6,289,906	$8.87
Granted	4,704,349	$8.83	3,567,990	$15.35	4,513,956	$19.21
Exercised	(151,701)	$6.78	(627,657)	$7.90	(2,612,519)	$8.00
Forfeited	(5,564,357)	$17.58	(799,295)	$18.33	(341,801)	$11.11

Ending balance	8,978,871	$10.64	9,990,580	$15.30	7,849,542	$15.01

At April 2, 2006, March 31, 2005 and 2004, 4,634,370, 4,944,755 and 3,230,246 outstanding options were exercisable with a weighted average exercise price per share of $11.51, $14.20 and $9.88, respectively.

The following table summarizes information about stock options outstanding and exercisable at April 2, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.29 – 7.00	1,041,108	6.53	$6.22	774,294	$6.14
$ 7.46 – 8.54	1,075,659	7.08	$8.27	352,930	$7.96
$ 8.62 – 9.07	397,118	5.56	$8.77	35,206	$9.05
$ 9.20 – 9.20	3,370,148	4.69	$9.20	1,071,836	$9.20
$ 9.60 – 11.55	1,023,600	5.32	$10.80	837,276	$10.95
$11.67 – 16.57	1,451,980	8.08	$14.97	1,070,182	$15.16
$16.67 – 24.02	552,592	7.73	$20.11	451,190	$20.19
$24.08 – 26.75	66,666	7.82	$26.59	41,456	$26.61

	8,978,871	6.06	$10.64	4,634,370	$11.51

	Year Ended
	April 2, 2006		March 31, 2005		March 31, 2004
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	4,704,349	$8.83	3,567,990	$15.35	4,216,563	$20.07

Options granted with exercise prices less than fair value at date of grant	—	$—	—	$—	297,393	$7.00

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under the 2001 Plan, that vest while the participant remains employed by and in good standing with Magma. KC Incentive Plan participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers as well as certain other participants who receive a restricted stock award under the KC Incentive Plan will have accelerated vesting of such award upon a change in control of Magma. Effective upon a change in control, 25% of a participant’s unvested shares of restricted stock granted under the KC Incentive Plan will immediately become vested shares. In addition, if the participant is, or is deemed to have been, involuntarily terminated within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of April 2, 2006, 391,757 shares of restricted stock, net of forfeitures, were issued under the KC Incentive Plan and out of which 327,733 shares were unvested, with a weighted average grant-date fair value of $12.05. In connection with restricted stock grants made under the KC Incentive Plan, the Company recognized approximately $4.7 million of stock-based compensation to be amortized over a vesting period of approximately four years. During fiscal 2006 and 2005, the Company amortized $2.2 million and $0.8 million, respectively, of such deferred stock-based compensation.

Repurchases of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2,000,000 shares of its common stock. The stock repurchase was completed in May 2005, with repurchase prices ranging from $7.82 to $8.17 per share. The Company used approximately $16.0 million to repurchase 2,000,000 shares of common stock. Part of the repurchased shares (1,000,000 shares) is to be used to fund the increased shares approved by the Committee under the Inducement Plan. The remaining 1,000,000 shares are being held as treasury stock and are to be used for general corporate purposes.

On July 28, 2004, the Company announced that its Board of Directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed in the second quarter of fiscal 2005 and the Company used approximately $16.6 million to repurchase 1,000,000 shares of common stock. The repurchased shares are to be used for Magma’s Inducement Plan.

Option Exchange Program

In June 2005, the Company offered to its employees a voluntary stock option exchange program designed to promote employee retention and reward contributions to stockholder value. Directors and executive officers were not eligible to participate in this option exchange program. Under the program, the Company offered to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50, for a smaller number of new options at an exercise price of $9.20, the fair market value on August 22, 2005, the date the new options were granted. The exchange ratio ranged from 60% to 75% depending on exercise price of the old option. As a result of the exchange program, options to purchase an aggregate of approximately 4.4 million shares of its common stock were canceled (with exercise prices ranging from $10.50 to $30.28) and options to purchase an aggregate of approximately 3.0 million shares of its common stock at an exercise price of $9.20 were granted under the Company’s 2001 Stock Incentive Plan on August 22, 2005. The new options generally will vest and

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become exercisable over a two to four-year period, with 12.5% to 25% of each new option generally becoming exercisable after a six-month period of continued service following the grant date.

As a result of the exchange program and in accordance with the guidance of FIN 44, the Company is required to prospectively apply variable accounting to these new options (and any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire. In addition, in accordance with the guidance of the FASB’s EITF 00-23, the options that were retained by eligible employees who did not participate in the exchange program are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised. As of April 2, 2006, options to purchase an aggregate of approximately 4.2 million shares of its common stock were subject to variable accounting. The Company is required to prospectively apply variable accounting to these options in this context until the Company adopts SFAS 123R, beginning with the first quarter of fiscal year 2007. As a result of variable accounting, the Company recorded a compensation expense of approximately $354,000 in fiscal 2006.

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

Options to consultants and other non-employees

As of April 2, 2006, there were options to purchase 101,279 shares of common stock related to consultants and other non-employees with weighted average exercise prices of approximately $21.34. The fair value of such options was calculated at the end of each reporting period through the applicable vesting date based upon the Black-Scholes option pricing model, and the resulting expense was being amortized based on the term of the consulting agreement or service period. In fiscal 2006, amortization related to consultants and other non-employees was $0.1 million, which was included in amortization of stock-based compensation in the consolidated statements of operations. No stock-based compensation expense related to consultants or non-employee option grants was recorded during the years ended March 31, 2005 and 2004 as no options were issued to consultants or non-employees in fiscal 2005 and 2004.

Employee stock purchase plans

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended April 2, 2006, a total of 1,028,426 shares were issued under the 2001 Purchase Plan with average price of $5.28 per share.

As of April 2, 2006, a total of 3,369,978 shares of common stock remained available for issuance under the 2001 Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

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

Note 10.    Commitments and Contingencies

Commitments

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through July 2010. The Company also leases its computer equipment under several capital leases. Approximate future minimum lease payments under these operating leases at April 2, 2006 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2007	$3,299	$1,055
2008	2,796	942
2009	2,726	183
2010	2,343	—
2011	681	—

	$11,845	$2,180

Rent expense for the years ended April 2, 2006, March 31, 2005 and 2004 was approximately $4.2 million, $4.4 million and $3.1 million, respectively.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 8, 2005, Synopsys filed a motion for sanctions against the Company based on the Company’s assertion of non-infringement defenses and counterclaims in the litigation. The Company opposed the motion, which was set for hearing on December 16, 2005. The hearing was vacated and the motion was taken under submission by the Court.

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

On December 29, 2005, the Company filed a notice of interlocutory appeal to the Court of Appeals for the Federal Circuit of the Court’s December 1, 2005, preliminary injunction against the Company. By agreement of the parties, Magma has dismissed the appeal.

On January 20, 2006, the Company filed a motion to bifurcate the trial into issues of patent ownership and all other issues. The parties subsequently stipulated to bifurcate the case with patent ownership to be tried first.

Fact and expert discovery relating to patent ownership have closed. By stipulation so-ordered on March 13, 2006, the parties have agreed to schedule any remaining discovery after the patent ownership trial is resolved.

By order dated March 30, 2006, the Court denied Magma’s motion for summary judgment regarding patent ownership, as well Synopsys’s motions (1) for partial summary judgment based on estoppel by contract, (2) for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (3) for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. The parties subsequently stipulated (a) that Magma would withdraw its claim to ownership of the ‘446 and ‘438 Patents on the basis that the “buckets” claims (i.e., Claims 17, 18, 31, and 32 of the ‘446 Patent and Claims 17 and 18 of the ‘438 Patent) were conceived by Magma engineers after Lukas van Ginneken left Synopsys and (b) that Synopsys would withdraw its assertion that Magma would be foreclosed from arguing that the inventions in the ‘446 and ‘438 Patents were reduced to practice after van Ginneken left Synopsys.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed on June 9, 2006. The parties’ reply post-trial briefs are due June 30, 2006.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The Company has engaged counsel in Japan and will seek to stay this action pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held a hearing on January 18, 2006 and set a further hearing on March 6, 2006. This action was also discussed in the Company’s Quarterly Reports on Form 10-Q for the three months ended October 2, 2005, for the three months ended July 3, 2005, and for the three months ended January 1, 2006. The action is currently on hold.

The Company intends to vigorously defend against the claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Complaint. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. Defendants have moved to dismiss the complaint.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on the Company’s motion to strike and dismiss the complaint and has taken the matter under submission.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that the Company’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust counterclaims based on Synopsys’s assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement and trade libel, statutory and common law unfair competition, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

On October 25, 2005, the Company filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The ‘328 Patent relates to methods for designing integrated circuits. The Company seeks treble damages and an injunction against Synopsys for the sale and manufacture of products the Company alleges infringe the ‘328 Patent.

On November 22, 2005, Synopsys filed a motion to dismiss the Company’s antitrust and other commercial counterclaims. The Company opposed that motion on December 7, 2005. Synopsys filed its reply brief on December 14, 2005. The Court denied Synopsys’s motion on May 25, 2006.

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Delaware federal court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and the Company’s counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. The Company’s opposition to that motion was filed on February 6, 2006. The Court denied Synopsys’s motion on May 25, 2006.

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, which would add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted the Company’s motion on May 25, 2006.

Fact discovery is ongoing and is currently scheduled to close on September 29, 2006, and trial is currently scheduled for June of 2007.

In addition to the above, from time to time, the Company is involved in disputes that arise in the ordinary course of business. The number and significance of these disputes is increasing as the Company’s business

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expands and it grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these disputes could harm the Company’s business, financial condition, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2005 or April 2, 2006.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005 or April 2, 2006.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of April 2, 2006 and March 31, 2005. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 11.    Segment Information

The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
United States	$109,434	$82,537	$58,675
Europe	27,670	26,412	24,657
Japan	14,523	26,194	23,592
Asia Pacific	12,417	10,798	6,805

Total	$164,044	$145,941	$113,729

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
United States	67%	57%	52%
Europe	17	18	21
Japan	9	18	21
Asia Pacific	7	7	6

Total	100%	100%	100%

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Customer A	16%	16%	14%
Customer B	*	*	10%

*	Less than 10% of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 12.    Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Current:
Federal	$977	$1,574	$575
State	109	227	264
Foreign	1,531	1,335	2,737

	2,617	3,136	3,576
Deferred:
Foreign	(68)	—	—

Total income tax expenses	$2,549	$3,136	$3,576

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before provision for income taxes consisted of (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
United States	$(20,251)	$(8,067)	$9,822
International	1,863	2,622	5,229

Total income (loss) before provision for income taxes	$(18,388)	$(5,445)	$15,051

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005	March 31, 2004
Federal tax at statutory rate	$(6,436)	$(1,906)	$5,216
Permanent differences	111	333	144
In process research and development	158	1,527	—
Tax benefit from extraterritorial income exclusion	(158)	(295)	—
Goodwill and intangibles	601	672	—
State tax, net of federal benefit	85	479	217
Foreign tax withholding, not benefited for U.S. tax purposes	287	—	2,099
Foreign tax rate differential	532	314	639
Credits	(1,881)	(1,470)	(1,794)
Change in valuation allowance	9,289	3,552	(2,709)
Other	(39)	(70)	(236)

Total income tax expense	$2,549	$3,136	$3,576

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $7.2 million of undistributed earnings for certain non-U.S. subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside of the U.S.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 2, 2006	March 31, 2005
Deferred tax assets:
Capitalized costs	$3,376	$1,674
Accrued liabilities	2,988	2,760
Property and equipment	5,671	2,924
Accrued compensation related expenses	3,486	1,959
Net operating loss and credit carryforwards	51,783	48,119

Gross deferred tax assets	67,304	57,436
Valuation allowance	(47,189)	(41,957)

Total deferred tax assets	20,115	15,479
Deferred tax liabilities—acquired intangible assets	(20,115)	(15,479)

Net deferred tax liabilities	$—	$—

At April 2, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $108.4 million and $13.7 million, respectively, available to reduce future income subject to income taxes. The net operating loss carryforwards will begin to expire in 2019 and 2006, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $7.5 million and $4.5 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2012 through 2026, and the California research credits carry forward indefinitely.

Management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended April 2,2006 the company has provided a valuation allowance against the Company’s net deferred tax assets. The net change in the valuation allowance for the years ended April 2, 2006 and March 31, 2005 was an increase of $5.2 million and a decrease of $5.4 million, respectively.

Approximately $17.2 million of the valuation allowance at April 2, 2006 is attributable to employee stock option deductions and original issue discount deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized. Approximately $8.6 million of the valuation allowance at April 2, 2006 is attributable to deferred assets which were recorded in connection with various acquisitions. When recognized, the benefit of these assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related the acquisitions; and third, to reduce income tax.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the year, original issue discount deductions, and utilization of net operating loss carryovers applicable to acquired entities. The benefits applicable to stock options and original issue discount were credited directly to stockholders’ equity and amounted to $0.2 million and $0.5 million for fiscal year 2006 and fiscal 2005, respectively. The benefits applicable to acquired entities were credited directly to goodwill and other intangible assets and amounted to $0.6 million and $1.6 million for fiscal 2006 and fiscal 2005, respectively.

The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Code. If an ownership change occurs, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to an annual limitation on the amount that can be utilized in future years to offset future taxable income The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards prior to utilization. The Company has determined that the utilization of the net operating losses that were recorded as part of the acquisition of Silicon Metrics Corporation will be subject to an annual limitation. As of April 2, 2006 the company had approximately $24.2 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.5 million of these net operating losses each year. During fiscal 2006, the Company also determined that the utilization of its net operating losses generated prior to April 30, 2005 is subject to an annual limitation of approximately $16.2 million.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. The company has completed evaluating the impact of the repatriation provisions. The adoption of FSP 109-2 did not have any impact on the Company’s results of operations or financial condition. Among other things, the Jobs Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. At this time, the company does not expect that the deduction will have a material impact on the Company’s reported income tax rate.

Note 13.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement which expires in 2010. The total rental commitment for the building over the lease term is $11.4 million. In fiscal 2006, 2005 and 2004, the Company recorded $1.7 million, $1.7 million and $0.8 million, respectively, of rent expense related to this lease and recognized $4.8 million, $2.1 million and $0.5 million, respectively, in revenue from the sale of software licenses to this customer. This customer had $71,000 and $79,000 outstanding accounts receivable balance at April 2, 2006 and March 31, 2005, respectively.

As of April 2, 2006, Magma invested approximately $0.9 million in a private company. The private company purchased software licenses from Magma and Magma recognized $0.5 million in revenue from the software licenses during fiscal year 2005.

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

Note 15.    Subsequent Events

Repurchase of Convertible Subordinated Notes

In May 2006, the Company repurchased, in privately negotiated transactions, $40.3 million face amount (or approximately 38.2 percent of the remaining principal) of the company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 13 percent. The Company spent approximately $35.0 million on the repurchases. The repurchase left approximately $65.2 million principal amount of convertible subordinated notes outstanding. In addition, a portion of a hedge and warrant transaction

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In connection with the transactions, the Company will record a non-recurring pre-tax gain of $5.3 million on the repurchase, which was partially offset by the write-off of $0.5 million of deferred financing costs associated with the convertible subordinated notes in the first quarter of fiscal 2007. The proceeds from the termination of the hedge and warrant will be recorded against additional paid-in capital.

Asset Purchase

On May 3, 2006, the Company acquired a technology license from Stabie-Soft, Inc. (“Stabie-Soft”) to technology relating to electronic design automation. The fee for the license was $2.5 million and was paid May 5, 2006. In addition, if Stabie-Soft completes and delivers technology meeting certain milestones, the Company may pay additional fees of $0.5 million.

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 2, 2006. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2006
Revenue	$38,832	$39,886	$41,320	$44,006
Gross profit	$30,561	$28,878	$30,435	$32,455
Net loss	$(23)	$(6,620)	$(8,068)	$(6,226)
Net loss per share—Basic and diluted(1)	$(0.00)	$(0.19)	$(0.23)	$(0.18)

	Quarter
	First	Second	Third	Fourth
FY 2005
Revenue	$36,029	$36,928	$37,306	$35,678
Gross profit	$30,987	$31,418	$31,727	$29,593
Net income (loss)	$(2,535)	$287	$(719)	$(5,614)
Net income (loss) per share—Basic(1)	$(0.08)	$0.01	$(0.02)	$(0.16)
Net income (loss) per share—Diluted(1)	$(0.08)	$0.01	$(0.02)	$(0.16)

(1)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2006 and 2005 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2006.

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

Based on their evaluation as of April 2, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Even though our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, we are committed to enhancing our controls on a continuing basis.

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

Audit Report of Grant Thornton LLP.    Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting as of April 2, 2006. This report appears under Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting.    During the course of our effort to implement Section 404 of the Sarbanes Oxley Act, our management previously identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (“PCAOB”) Standard No. 2 in relation to the quarter ended October 2, 2005. This material weakness was related to our failure to maintain effective controls over the completeness and accuracy of our accounting for stock-based compensation and our Mojave earnout related compensation expense. We assigned a high priority to the improvement of our internal control over financial reporting and have remediated the material weakness. Specifically, our evaluation and remediation efforts were as follows: during both the third and fourth quarter of fiscal 2006, we retained an independent accounting consultant to advise us on technical accounting matters such as stock-based compensation and other significant nonrecurring transactions. We also formalized the documentation and review process related to the earnout calculation. During both the third and fourth quarters of fiscal 2006, we performed tests surrounding the stock-based compensation and earnout calculation and found them to be properly accounted for. The material weakness noted above has been remediated as of April 2, 2006.

There were no other changes in our internal control or to our knowledge, in other factors that could significantly affect our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to our directors and compliance with Section 16(a) of the Exchange Act, will be presented under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in our definitive proxy statement in connection with our 2006 Annual Meeting of Stockholders to be held on August 29, 2006. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Schedule II—Valuation and Qualifying Accounts for the year ended April 2, 2006, March 31, 2005 and 2004.

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

Dated: June 14, 2006

MAGMA DESIGN AUTOMATION, INC.

By	/s/ PETER S. TESHIMA
Peter S. Teshima, Corporate Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2006

/s/ PETER S. TESHIMA Peter S. Teshima	Corporate Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 14, 2006

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 14, 2006

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	June 14, 2006

/s/ SUSUMU KOHYAMA Susumu Kohyama	Director	June 14, 2006

/s/ THOMAS ROHRS Thomas Rohrs	Director	June 14, 2006

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 14, 2006

/s/ CHET SILVESTRI Chet Silvestri	Director	June 14, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 2, 2006, MARCH 31, 2005 AND 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Recoveries and Write-offs	Balance at End of Period
Year ended April 2, 2006
Allowance for doubtful accounts	$425,000	282,000	(592,000)	$115,000
Year ended March 31, 2005
Allowance for doubtful accounts	$323,000	187,000	(85,000)	$425,000
Year ended March 31, 2004
Allowance for doubtful accounts	$531,000	618,000	(826,000)	$323,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.3#	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.5	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.6	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.8#	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.9#	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005
10.10#	Registrant’s 2001 Employee Stock Purchase Plan, as amended	S-8	333-112326	99.2	January 30, 2004

10.11#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.12#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.13#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.14#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.15#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.16#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.17	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.18	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.19#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.20#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.21#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.22#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.23	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.24#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors					X
10.25	Warrant Agreement	10-Q	000-33213	10.1	August 12, 2005

10.26	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1	May 14, 2001

10.27(a)#	Summary of Compensation Arrangement for Certain Executive Officers					X

10.27(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)					X

21.1	List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP					X

23.2	Consent of PricewaterhouseCoopers LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
•	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.