Form 10-Q
period 2006-07-02
MAGMA DESIGN AUTOMATION INC
filed 2006-08-11
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

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

On August 1, 2006, 37,004,613 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 2, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 2, 2006	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$36,304	$58,550
Restricted cash	3,793	58
Short-term investments	13,956	38,608
Accounts receivable, net	33,641	33,849
Prepaid expenses and other current assets	6,455	4,096

Total current assets	94,149	135,161
Property and equipment, net	19,582	20,062
Intangibles, net	72,983	75,735
Goodwill	43,469	43,985
Restricted cash	150	3,841
Other assets	5,249	5,280

Total assets	$235,582	$284,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,483	$2,479
Accrued expenses	27,111	31,833
Deferred revenue	22,617	24,622

Total current liabilities	56,211	58,934
Convertible subordinated notes	65,155	105,500
Other long-term liabilities	2,692	5,727

Total liabilities	124,058	170,161
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	292,789	286,336
Deferred stock-based compensation	—	(2,020)
Accumulated deficit	(147,294)	(136,581)
Treasury stock	(32,650)	(32,650)
Accumulated other comprehensive loss	(1,325)	(1,186)

Total stockholders’ equity	111,524	113,903

Total liabilities and stockholders’ equity	$235,582	$284,064

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	July 2, 2006	July 3, 2005
Revenue:
Licenses	$34,540	$33,910
Services	6,419	4,922

Total revenue	40,959	38,832

Cost of revenue:
Licenses	7,408	4,414
Services	5,158	3,857

Total cost of revenue	12,566	8,271

Gross profit	28,393	30,561

Operating expenses:
Research and development	15,449	12,609
Sales and marketing	13,847	11,210
General and administrative	11,795	8,643
Amortization of intangible assets	2,890	3,588

Total operating expenses	43,981	36,050

Operating loss	(15,588)	(5,489)

Other income:
Interest income	887	660
Interest expense	(175)	(208)
Other income, net	4,703	7,450

Other income, net	5,415	7,902

Net (loss) income before income taxes	(10,173)	2,413
Provision for income taxes	(861)	(2,436)

Net loss before cumulative effect of change in accounting principle	(11,034)	(23)
Cumulative effect of change in accounting principle	321	—

Net loss	$(10,713)	$(23)

Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.31)	$(0.00)

Net loss per common share, basic and diluted	$(0.30)	$(0.00)

Shares used in calculation, basic and diluted	35,654	34,132

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net loss	$(10,713)	$(23)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(321)	—
Depreciation and amortization	2,529	2,250
Amortization of intangible assets	10,055	7,752
Provision for (recovery from) doubtful accounts	17	(179)
Amortization of debt issuance costs	144	199
Loss on strategic equity investments	155	390
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(4,809)	(8,781)
Loss on sale of short-term investments	3	661
Stock-based compensation	4,893	1,672
Income tax benefit realized from gain on repurchase of convertible notes	—	701
Income tax benefit realized from debt issuance costs	—	21
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16)	(878)
Prepaid expenses and other assets	(2,264)	447
Accounts payable	4,408	(809)
Accrued expenses	(7,088)	1,890
Deferred revenue	(2,004)	522
Other long-term liabilities	(51)	(355)

Net cash (used in) provided by operating activities	(5,062)	5,480

Cash flows from investing activities:
Purchase of intangible assets	(5,990)	(9,505)
Purchase of property and equipment	(1,223)	(366)
Purchase of short-term investments	(29,960)	(37,733)
Proceeds from sale and maturities of short-term investments	54,666	109,096
Purchase of strategic equity investments	(900)	—

Net cash provided by investing activities	16,593	61,492

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,499	1,841
Repurchase of common stock	—	(16,045)
Repurchase of convertible notes, net	(35,000)	(34,668)
Repayment of lease obligation	(287)	(131)

Net cash used in financing activities	(33,788)	(49,003)

Effect of foreign currency translation on cash and cash equivalents	11	(46)

Net (decrease) increase in cash and cash equivalents	(22,246)	17,923
Cash and cash equivalents at beginning of period	58,550	20,622

Cash and cash equivalents at end of period	$36,304	$38,545

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$514	$(908)

Issuance of common stock in connection with asset purchase	$2,402	$12,005

Issuance of common stock warrant in connection with intangible asset purchase	$—	$3,080

Purchase of fixed assets under capital leases	$1,489	$1,790

Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 1, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended April 2, 2006, as filed with the SEC on June 15, 2006. The accompanying unaudited condensed consolidated balance sheet at April 2, 2006 is derived from audited consolidated financial statements at that date.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to stock-based compensation as detailed in the statements of operations and in Note 2.

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the fiscal year ended March 31, 2005, Magma’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted. As a result of this change, the first quarter of Magma’s fiscal year 2006 included three additional days, the results of which were included in Magma’s Form 10-Q for that quarter.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. The new guidance will be effective for the Company on April 2, 2007, beginning of its fiscal year 2008. The Company is currently evaluating the provisions in FIN 48, however, at the present time, it does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

NOTE 2. STOCK-BASED COMPENSATION

Adoption of SFAS 123R

Effective April 3, 2006, the Company accounts for stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which supersedes the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and requires the fair value recognition of share-based payment arrangements, including stock options, restricted stock, restricted stock units and the Employee Stock Purchase Plan (“ESPP”). Prior to April 3, 2006, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance. The Company adopted SFAS 123R using the modified-prospective-transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified-prospective-transition method, the results of operations include compensation costs of unvested options and awards granted prior to April 3, 2006, and options and awards granted subsequent to that date. Additionally, the Company elected to use the straight-line method to recognize its stock-based compensation expenses over the option and award’s vesting periods. For options and awards granted prior to adoption of SFAS 123R, the Company continues to record stock-based compensation expenses under the accelerated attribution method. As required by SFAS 123R, on April 3, 2006, the Company eliminated the unamortized deferred stock compensation of $2.0 million and reduced the Company’s additional paid-in capital by the same amount, which had been included in stockholders’ equity in the Company’s condensed consolidated balance sheet as of April 2, 2006.

Unlike APB 25, which allows adjustments to compensation costs for actual forfeitures, SFAS 123R requires the rate of forfeiture to be estimated and recorded during the option term. Accordingly, during the first quarter of fiscal 2007, the Company recorded a credit of $321,000, reflecting the cumulative effect of the change in accounting principle for forfeitures primarily related to unvested restricted stock that had previously been recognized as stock-based compensation expense without consideration of forfeitures. No income tax benefit related to the cumulative effect of the change in accounting for stock option forfeitures was recorded as the Company has provided full valuation allowance against its net deferred tax assets.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded stock-based compensation for the three months ended July 2, 2006 and reclassified stock-based compensation for the three months ended July 3, 2005 as follows (in thousands):

	Three Months Ended
	July 2, 2006	July 3, 2005
Cost of revenue	$342	$—
Research and development expense	2,013	1,634
Sales and marketing expense	1,271	8
General and administrative expense	1,267	30

Total stock-based compensation expense	$4,893	$1,672

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods, since it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no excess tax benefits for the three months ended July 2, 2006.

The adoption of SFAS 123R had a material effect on the Company’s financial results since April 3, 2006. The Company’s operating loss for the three months ended July 2, 2006 increased by $3.4 million and net loss by $3.1 million than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three months ended July 2, 2006 was $0.09 higher than if the company had continued to account for stock-based compensation under APB 25. For the three months ended July 3, 2005, the Company recognized $1.7 million of stock-based compensation expense under the intrinsic value method.

Stock-based compensation expense by type of awards during the three months ended July 2, 2006 was as follows (in thousands):

Three Months Ended July 2, 2006
Stock options	$3,023
Restricted stock and restricted stock units	1,149
Employee stock purchase plan	721

Total stock-based compensation expense	$4,893

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan, which enables employees to purchase shares of the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company’s common stock. As of July 2, 2006, the Company had remaining 12.9 million and 3.1 million shares, respectively, of common stock authorized for issuance under its stock incentive plans and the ESPP.

Stock Options

Stock options are granted at the market price of the Company’s common stock on the date of grant under the Company’s stock incentive plans. Option grants vest over two to four years, expire no later than five or ten years from the grant date and are subject to the employee’s continuing service to the Company. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options, which is consistent with what was used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R. The Black-Scholes option pricing model was developed to estimate the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected terms of instruments. The weighted average grant date fair value of options granted during the three months ended July 2, 2006 was $3.53. The weighted average assumptions used in the model for the three months ended July 2, 2006 were as follows:

Three Months Ended July 2, 2006
Expected life (years)	4.20
Volatility	50%
Risk-free interest rate	4.90% - 5.15%
Expected dividend yield	0%

In refining estimates used in the adoption of SFAS 123R, the Company established the expected life assumption for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected volatility under SFAS 123R was developed based on the average historical weekly stock price volatility and average implied volatility. The risk-free interest rate for the period within the expected life of the option is based on the yield of United States Treasury notes at the time of grant.

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the three months ended July 2, 2006 is as follows (in thousands, except per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 2, 2006	8,979	$10.64		$2,940
Granted	2,153	$7.77
Exercised	(1)	$6.08
Cancelled and forfeited	(324)	$14.13

Options outstanding at July 2, 2006	10,807	$9.96	5.60	$1,194

Exercisable at July 2, 2006	5,057	$11.08	6.09	$993

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total intrinsic value of options exercised during the three months ended July 2, 2006 and July 3, 2005 was $2,000 and $171,000, respectively. As of July 2, 2006, there was approximately $16.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 1.51 years.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units were granted to employees at par value under the Company’s stock incentive plans and Key Contributor Long-Term Incentive Plan, or assumed in connection with an acquisition. In general, restricted stock and restricted stock unit awards vest over two to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

A summary of the changes in restricted stock outstanding during the three months ended July 2, 2006 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value
Shares nonvested at April 2, 2006	389	$11.87
Granted	352	$7.14
Vested	(166)	$10.98
Forfeited	—	$—

Shares nonvested at July 2, 2006	575	$9.23

As of July 2, 2006, there was $3.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.67 years.

A summary of the changes in restricted stock units outstanding during the three months ended July 2, 2006 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Shares nonvested at April 2, 2006	—	$—
Granted	51	$0.0001
Vested	—	$—
Forfeited	(1)	$0.0001

Shares nonvested at July 2, 2006	50	$0.0001	4.94	$369

As of July 2, 2006, there was $0.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.75 years.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total fair value of restricted stock and restricted stock units that were vested during the three months ended July 2, 2006 and July 3, 2005 was $1.8 million and $0, respectively.

Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) provides for a series of overlapping offering periods with a duration of 24 months, with new offering periods beginning in February, May, August, and November of each year. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. In the event that the fair market value on the last date of the accumulation period is lower than the fair market value at the beginning of the offering period, participants are automatically re-enrolled in a new 24- month offering period at the lower fair market value. During the quarter ended July 2, 2006, a total of 313,646 shares were issued under the 2001 Purchase Plan at an average price of $5.36 per share. As of July 2, 2006, a total of 3,056,332 shares of common stock remained available for issuance under the 2001 Purchase Plan.

Compensation expense for ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average estimated grant date fair value of purchase rights granted under the ESPP during the three months ended July 2, 2006 was $2.64. The weighted average assumptions used in the model for the three months ended July 2, 2006 were as follows:

Three Months Ended July 2, 2006
Expected life (years)	1.13
Volatility	50%
Risk-free interest rate	4.97%
Expected dividend yield	0%

Expected volatility under SFAS 123R was developed based on the average of Magma’s historical weekly stock price volatility and average implied volatility. The expected life assumption is based on the average exercise date for the eight purchase periods in each 24-month offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant.

As of July 2, 2006, the Company had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 0.57 years.

Tax Effects of Stock-Based Compensation Awards

In November 2005, FASB issued Financial Statement Position (“FSP”), on SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Stock-Based Payment Awards.” Effective upon issuance, FSP 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC tax benefit

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS No. 123R. Companies have one year from the later of the adoption of SFAS No. 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. Upon adoption of SFAS No. 123R, the Company elected to calculate its historical pool of windfall tax benefits using the “long-form method” provided in paragraph 81 of SFAS 123R, which resulted in an APIC windfall pool of tax benefits position.

Stock-Based Compensation for the Three Months Ended July 3, 2005

During the three months ended July 3, 2005, the Company accounted for its stock-based employee compensation arrangements in accordance with provisions of APB 25 and related guidance. The Company recognized in its Condensed Consolidated Statements of Operations $1.7 million of stock-based compensation expense primarily for the intrinsic value of restricted stock awarded during the three months ended July 3, 2005.

During the three months ended July 3, 2005, the Company complied with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands, except per share amount):

Three Months Ended July 3, 2005
Net loss:
As reported	$(23)
Add: Stock-based employee compensation expense included in reported net loss	1,672
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,382)

Pro forma	$(3,733)

Net loss per share, basic and diluted:
As reported	$(0.00)

Pro forma	$(0.11)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

Three Months Ended July 3, 2005
Stock options	$3.16
Employee stock purchase plans	$1.72

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Three Months Ended July 3, 2005
Stock options:
Risk-free interest rate	3.78%
Expected dividend yield	0%
Volatility	55%
Expected life (years)	3.13

Employee stock purchase plans:
Risk-free interest rate	3.65%
Expected dividend yield	0%
Volatility	64%
Expected life (years)	0.25

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

For the three months ended July 2, 2006 and July 3, 2005, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended
	July 2, 2006	July 3, 2005
Shares of common stock upon full conversion of convertible subordinated notes	2,850	4,615
Shares of common stock issuable for all outstanding instruments under stock option plans	11,783	10,330
Weighted average price of shares issuable under stock option plans	$9.62	$14.63

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Cash Equivalents and Investments

Cash equivalents and short-term investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In Thousands)
July 2, 2006
Classified as current assets:
Cash	$14,496	$—	$—	$14,496
Money market funds	7,113	—	—	7,113
Commercial paper	14,709	—	(14)	14,695
Auction rate preferred	13,950	—	—	13,950
Government agencies	7	—	(1)	6

	$50,275	$—	$(15)	$50,260

April 2, 2006
Classified as current assets:
Cash	$13,167	$—	$—	$13,167
Money market funds	4,899	—	—	4,899
Commercial paper	40,556	—	(72)	40,484
Auction rate preferred	3,250	—	—	3,250
Government agencies	158	—	—	158
Auction rate certificates	35,200	—	—	35,200

	$97,230	$—	$(72)	$97,158

As of July 2, 2006, the stated maturities of the Company’s current investments (including $21.8 million classified as cash equivalent investments in the table above) are $36.3 million within one year and $14.0 million after ten years.

As of July 2, 2006, all unrealized losses related to instruments with durations of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at July 2, 2006 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. There were no significant losses realized in connection with the convertible subordinated note repurchases in May 2006. See Note 7 for information regarding the repurchase of convertible subordinated notes.

Note 5. Asset Purchases

Technology Licenses

On May 3, 2006, the Company acquired a license to technology relating to electronic design automation from Stabie-Soft, Inc. The Company paid $2.5 million for the license and, subject to the completion and delivery of technology meeting certain milestones, may pay additional fees of $0.5 million.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) and extended the term of Magma’s patent license with IBM to 2010. Both arrangements cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation. Included in intangible assets were license fees of $7.0 million and $3.1 million fair value of warrants to purchase 500,000 shares of Magma common stock at $4.73 per share.

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock-based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase or merger agreement.

For the three months ended July 2, 2006, the Company recorded $4.8 million, approximately half in cash and half in stock, of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of Mojave, Inc.

Note 6. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of July 2, 2006 and April 2, 2006 (in thousands):

	Weighted Average Life (months)	July 2, 2006			April 2, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$43,469	$—	$43,469	$43,985	$—	$43,985

Intangible assets:
Developed technology	44	$93,995	$(43,970)	$50,025	$89,192	$(37,824)	$51,368
Licensed technology	38	35,593	(20,804)	14,789	33,093	(17,962)	15,131
Customer relationship or base	60	2,310	(1,202)	1,108	2,310	(1,086)	1,224
Patents	58	12,690	(6,638)	6,052	12,690	(5,934)	6,756
Acquired customer contracts	32	1,090	(889)	201	1,090	(782)	308
Assembled workforce	45	1,235	(760)	475	1,235	(675)	560
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	36	300	(58)	242	300	(33)	267
Trademark	45	400	(309)	91	400	(279)	121

Total		$147,713	$(74,730)	$72,983	$140,410	$(64,675)	$75,735

During the three months ended July 2, 2006, the Company reduced its goodwill by $0.5 million, reflecting purchase price adjustments of an acquisition for tax benefits recognized on acquired net operating loss carryforwards.

For the three months ended July 2, 2006 and July 3, 2005 the amortization expense related to intangible assets was $10.1 million and $7.8 million, respectively, of which $7.2 million and $4.2 million, respectively, was

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

included in cost of revenue because it related to the products sold, while the remaining $2.9 million and $3.6 million, respectively, was shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations for the respective periods.

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2007 (remaining nine months)	$30,347
2008	23,217
2009	16,746
2010	2,110
2011 and thereafter	563

Total expected future annual amortization	$72,983

Note 7. Repurchase of Convertible Subordinated Notes

In May 2006, the Company repurchased, in privately negotiated transactions, $40.3 million face amount (or approximately 38.2 percent of the remaining principal) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 13 percent. The Company spent approximately $35.0 million on the repurchases. The repurchase left approximately $65.2 million principal amount of convertible subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In the first quarter of fiscal 2007, the Company recorded a pre-tax gain of $5.3 million on the repurchase, which was partially offset by the write-off of $0.5 million of deferred financing costs associated with the convertible subordinated notes. The Company received 14,467 shares of Magma common stock, valued at approximately $102,000, as settlement for termination of a portion of the hedge and warrant in connection with the repurchase. The amount was recorded against additional paid-in-capital.

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7 percent of the total) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22 percent. The Company spent approximately $34.8 million on the repurchases. The repurchase left approximately $105.5 million principal amount of convertible subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In the first quarter of fiscal 2006, the Company recorded a pre-tax gain of $8.8 million on the repurchase, which was partially offset by the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were recorded against additional paid-in capital.

Note 8. Contingencies

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed June 9, 2006. The parties’ reply post-trial briefs were filed June 30, 2006. The parties are currently awaiting the Court’s ruling.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006 and July 11, 2006, and set a further hearing on October 23, 2006. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants have again moved to dismiss. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, the Company removed the action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on the Company’s motion to strike and dismiss the complaint and has taken the matter under submission. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted the Company’s motion on May 25, 2006.

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on January 12, 2007, and trial remains scheduled for June 11, 2007.

The Company intends to vigorously defend against all claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Synopsys claims. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of July 2, 2006.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 2, 2006.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of July 2, 2006. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gain on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended
	July 2, 2006	July 3, 2005
Net loss	$(10,713)	$(23)
Unrealized gain on available-for-sale investments	57	823
Foreign currency translation adjustments	(196)	99

Comprehensive income (loss)	$(10,852)	$899

Components of accumulated other comprehensive loss was as follows (in thousands):

	July 2, 2006	April 2, 2006
Unrealized loss on available-for-sale investments	$(15)	$(72)
Foreign currency translation adjustments	(1,310)	(1,114)

Accumulated other comprehensive loss	$(1,325)	$(1,186)

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Revenue from the North America, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended
	July 2, 2006	July 3, 2005
North America*	$28,610	$28,161
Europe	4,289	4,201
Japan	3,256	4,236
Asia-Pacific (excluding Japan)	4,804	2,234

	$40,959	$38,832

	Three Months Ended
	July 2, 2006	July 3, 2005
North America*	70%	73%
Europe	10	11
Japan	8	11
Asia-Pacific (excluding Japan)	12	5

	100%	100%

*	Substantially all its North America revenue related to the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended
	July 2, 2006	July 3, 2005
Customer A	11%	32%
Customer B	14%	—

The Company has substantially all of its long-lived assets located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering research and development (“R&D”) expenditures, decreasing on design starts through chip integration, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

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

Our accomplishments during the first quarter of fiscal 2007:

•	We achieved quarterly revenue of $41.0 million during the first quarter of fiscal 2007, down 7% from the prior quarter and up 5% from the same quarter in fiscal 2006. License sales for the quarter ended July 2, 2006 accounted for approximately 84% of total revenue, compared to 86% in the prior quarter and 87% from the same quarter in the prior year.

•	We continued to penetrate our market, and during the first quarter of fiscal 2007 we surpassed the 250-customers mark.

•	We continued to develop new technology, as we introduced Talus, an all-new integrated circuit implementation product line that offers our users unequaled automation. With Talus and other products, we continue to offer the best products for delivering the best quality of results as defined by chip performance, area and manufacturability.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, allowance for doubtful accounts, investments, asset purchases and business combinations, income taxes and valuation of long-lived assets to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended April 2, 2006. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

Stock-Based Compensation

Effective from the first quarter of fiscal 2007, we account for stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and no longer apply the intrinsic value method to recognize deferred compensation of fixed and variable awards. We adopted SFAS 123R using the modified-prospective-transition method, resulting in the inclusion in our operating results of compensation costs related to unvested options granted prior to April 3, 2006, and options granted subsequent to that date. Under the modified-prospective-transition method of SFAS 123R, prior periods were not restated for comparative purposes to reflect the impact of SFAS 123R.

Adoption of SFAS 123R had a material effect on the Company’s financial results since April 3, 2006, increasing total stock-based compensation expenses from $1.7 million for the three months ended July 3, 2005 using the intrinsic value method to $4.9 million for the three months ended July 2, 2006 using the SFAS 123R fair value method. We continue to evaluate the terms of our stock-based compensation arrangements to provide appropriate incentives to recruit and retain our employees. We expect our quarterly stock-based compensation expense in each of the remaining three quarters of fiscal 2007 to be consistent with the amount in the first quarter of fiscal 2007. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation as provided in Note 2 to the financial statements.

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange-traded options that have no vesting restrictions and were fully transferable. In addition, the Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected term of instruments. In developing estimates used in the adoption of SFAS 123R, the Company established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and prevesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected volatility under SFAS 123R was developed based on the average of Magma’s historical weekly stock price volatility and average implied volatility.

Additionally, SFAS 123R requires the rate of forfeiture to be estimated and recorded during the option term unlike previous accounting guidance which allowed adjustments to stock compensation when forfeitures occurred. Consequently, during the first quarter of 2007, we recorded a credit of $321,000 reflecting the cumulative effect of the change in accounting principle for forfeitures primarily related to unvested restricted stock that had previously been recognized as stock-based compensation expense without consideration of forfeitures. No income tax benefit related to the cumulative effect of the change in accounting for stock option forfeitures was recorded as the Company has provided full valuation allowance against its net deferred tax assets.

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

Goodwill impairment

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 6 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of July 2, 2006, none of the notes have been converted. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) totaled $2.8 million at July 2, 2006. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have declined significantly over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. At the present time, it is difficult to determine which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million and $0.4 million during the first quarter of fiscal 2007 and 2006, respectively.

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

We use this classification of license revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. It is important to note that the characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts if that customer has difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting purposes, prior periods are not restated to reflect that change. The following table shows the breakdown of license revenue by category as defined for management reporting and analysis purposes (in thousands, except for percent data):

		Three Months Ended
		July 2, 2006		July 3, 2005
		$ Amount	% of Revenue	$ Amount	% of Revenue
Revenue category:
License revenue
Ratable	Bundled and Unbundled	$4,905	12%	$5,007	13%
Due & Payable	Unbundled	17,199	42%	13,593	35%
Cash Receipts	Unbundled	2,337	6%	1,876	5%
Turns	Unbundled	10,099	25%	13,434	34%

Total license revenue		34,540	84%	33,910	87%
Services revenue		6,419	16%	4,922	13%

Total Revenue		$40,959	100%	$38,832	100%

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended July 2, 2006 and July 3, 2005 (in thousands, except for percent data):

	July 2, 2006	% of Revenue	July 3, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$34,540	84%	$33,910	87%	$630	2%
Services	6,419	16%	4,922	13%	1,497	30%

Total revenue	40,959	100%	38,832	100%	2,127	5%

Cost of revenue:
Licenses	7,408	18%	4,414	11%	2,994	68%
Services	5,158	13%	3,857	10%	1,301	34%

Total cost of revenue	12,566	31%	8,271	21%	4,295	52%

Gross profit	$28,393	69%	$30,561	79%	$(2,168)	(1)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended July 2, 2006 and July 3, 2005 (in thousands, except for percent data):

	July 2, 2006	% of Revenue	July 3, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$28,610	70%	$28,161	73%	$449	2%

International:
Europe	4,289	10%	4,201	11%	88	2%
Japan	3,256	8%	4,236	11%	(980)	(23)%
Asia-Pacific (excluding Japan)	4,804	12%	2,234	5%	2,570	115%

Total International	12,349	30%	10,671	27%	1,678	16%

Total revenue	$40,959	100%	$38,832	100%	$2,127	5%

Revenue

•	Revenue for the first quarter of fiscal 2007 was $41.0 million, up 5% from the same quarter in the prior year.

•	License revenue increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year primarily due to large orders executed during the first quarter of fiscal 2007 in North America. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products amongst their design group designers. Two customers each accounted for greater than 10% of revenue for the first quarter of fiscal 2007 compared to one customer for the same quarter in the prior year. License revenue decreased as a percentage of total revenue.

•	Service revenue increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year. This was due to a $0.9 million increase in revenue from consulting service and a $0.6 million increase in maintenance revenue. The increase in maintenance revenue was primarily due to our growth in customer base. Service revenue as a percentage of total revenue increased over the same quarter in the prior year.

•	Domestic revenue increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year primarily due to large customers in North America purchasing new technology products and additional license capacity. Domestic revenue as a percentage of total revenue decreased by 3 percent in the first quarter of fiscal 2007 compared to the same quarter in the prior year.

•	International revenue increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year primarily due to an increase in purchases by our existing customers in Asia-Pacific (excluding Japan) and to a lesser extent Europe which offset a decrease in revenues from Japanese customers. International revenue as a percentage of total revenue increased by 3 percent in the first quarter of fiscal 2007 compared to the same quarter in the prior year.

Cost of Revenue

•	Cost of license revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of license revenue increased by $3.0 million in the first quarter of fiscal 2007 compared to the same quarter in the prior year. The increase was due to amortization charges related to intangible assets acquired subsequent to the first quarter of fiscal 2006 and to several existing acquired technology licenses, as the Company began recognizing revenue from such products that were based on these acquired technologies during the quarter. Amortization expenses on these existing technology assets were included in the operating expense for prior periods.

•	Cost of service revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of service revenue also includes asset depreciation, allocated outside sale representative expenses and stock-based compensation expenses. Cost of service revenue increased by $1.3 million primarily due to increases in sales commission expenses and headcount. Additionally, stock-based compensation expense accounted for a $0.3 million increase.

Operating expenses

The table below sets forth operating expense data for the three months ended July 2, 2006 and July 3, 2005 (in thousands, except for percent data):

	July 2, 2006	% of Revenue	July 3, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$15,449	38%	$12,609	32%	$2,840	23%
Sales and marketing	13,847	34%	11,210	29%	2,637	24%
General and administrative	11,795	29%	8,643	22%	3,152	36%
Amortization of intangible assets	2,890	7%	3,588	9%	(698)	(19)%

Total operating expenses	$43,981	108%	$36,050	93%	$7,931	22%

•

Research and development expense increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year. The increase was due to increases in payroll related expenses of $2.2 million, stock-based compensation charges of $0.4 million, and other individually insignificant items. The increase in payroll related expenses of $2.2 million was principally attributable to a $0.6 million increase in bonus expense, and, a $1.4 million increase in salaries and related expenses due to headcount increases and performance-based annual wage increases. Research and development engineering headcount increased by 22% over the comparable period. Stock-based compensation expense for the first quarter of fiscal 2007 was based on accounting guidance prescribed by SFAS 123R, while stock-based compensation expense for the first quarter of fiscal 2006 was based on the intrinsic value method. We expect our quarterly research and development expenses in each of the remaining three quarters of fiscal 2007 to increase moderately and will remain at the same percentage of sales as the first quarter of fiscal 2007. Growth of our research and development headcount growth will be the primary factor driving up both fixed and variable compensation levels.

•	Sales and marketing expense increased in the first quarter of 2007 compared to the comparable prior fiscal year quarter due principally to compensation related charges of $2.4 million, of which stock-based compensation charges under SFAS 123R accounted for $1.3 million. The remaining increases in compensation related charges were primarily due to headcount and merit increments. Sales and marketing headcount increased by 18% over the comparable period primarily due to application engineer headcount growth. There were no material changes in our sales and marketing activities in the first quarter of fiscal 2007 compared to the same quarter in the prior year. We expect that our quarterly sales and marketing expenses in each of the remaining three quarters of fiscal 2007 to increase moderately compared with the amount in the first quarter of fiscal 2007, primarily as a function of increased variable compensation cost driven by headcount, bookings and revenue growth. We also expect marketing expense to increase in the second quarter of fiscal 2007 due to expense incurred for our annual industry tradeshow, the Design Automation Conference, or “DAC”.

•	General and administrative expense increased in the first quarter of fiscal 2007 compared to the same quarter in the prior year. This was due to increases in stock-based compensation charges under SFAS 123R of $1.3 million, professional fees of $1.1 million, payroll related expenses of $0.3 million, asset depreciation of $0.3 million and bad debt expenses of $0.2 million. The increase in professional fees was primarily due to legal expenses related to patent litigation with Synopsys, Inc. and audit fees due to the change in our independent registered public accounting firm, partially offset by the absence of legal fees related to other law suits in the first quarter of fiscal 2007. The increase in bad debt expenses was due to an increase in customer nonpayments in the first quarter of fiscal 2007. We expect that our quarterly general and administrative expenses in each of the remaining three quarters of fiscal 2007 will decline moderately compared with the amount in the first quarter of fiscal 2007 as our general and administrative head count growth will be minimal, and legal expenses and professional services related to litigation may decrease slightly, variable compensation will grow moderately in line with headcount increases and compliance with the requirements of the Sarbanes-Oxley Act of 2002 will decline moderately from first quarter levels.

•	Amortization of intangible assets decreased in the first quarter of fiscal 2007 compared to the same quarter in fiscal 2006 primarily due to the change in classification of amortization charges relating to developed technology from operating expenses to cost of license revenue as the Company began recognizing revenues from products based on the developed technology during the first quarter of fiscal 2007.

Other items

The table below sets forth other data for the three months ended July 2, 2006 and July 3, 2005 (in thousands, except for percent data):

	July 2, 2006	% of Revenue	July 3, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income, net:
Interest income	$887	2%	$660	2%	$227	34%
Interest expense	(175)	0%	(208)	(1)%	33	(16)%
Other income, net	4,703	11%	7,450	19%	(2,747)	37%

Total other income, net	$5,415	13%	$7,902	20%	$(2,487)	31%

Provision for income taxes	$(861)	(2)%	$(2,436)	(6)%	$1,575	(65)%

•	Interest income increased in the first quarter of fiscal 2007 compared to the same quarter in fiscal 2006 primarily due to higher interest rates on our cash and investments balance during the period, despite the use of cash to repurchase a portion of outstanding convertible subordinated notes.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. We wrote off $0.5 million of the unamortized debt issuance costs in connection with the portion of the convertible subordinated notes repurchased in May 2006, resulting in a decrease in amortization of debt issuance costs.

•	Other income, net in the first quarter of fiscal 2007 consisted principally of a $4.8 million gain on repurchases of convertible subordinated notes. Other income, net in the first quarter of fiscal 2006 consisted principally of an $8.8 million gain on repurchases of convertible subordinated notes, offset by a $1.1 million loss on investments. The remaining fluctuation in other income, net relates primarily to changes in currency exchange rates.

•	Provision for income taxes. The income tax expense of $0.9 million for the three months ended July 2, 2006 consisted primarily of federal and state taxes provided for certain discrete items, such as gain on the repurchase of the convertible bonds, impairment of certain equity investments, and cumulative effect of the change in accounting principle, as well as the federal, state, and foreign taxes provided for the income from our normal operations. Similarly, the income tax expense of $2.4 million for the three months ended July 3, 2005 consisted primarily of the tax provided for certain discrete items and the tax provided for income from our normal operations. The Company’s effective tax rates vary from the U.S. statutory rate primarily due to changes in its valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, in-process research and development, research and development credits, and foreign withholding taxes.

The Company is in a net deferred tax asset position, for which a full valuation allowance has been recorded. The Company will continue to provide a valuation allowance on its net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to the Company’s current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of July 2, 2006 and April 2, 2006, and for the three months ended July 2, 2006 and July 3, 2005 (in thousands):

	July 2, 2006	April 2, 2006
Cash, cash equivalents and short-term investments	$50,260	$97,158

For the three months ended:	July 2, 2006	July 3, 2005
Net cash (used in) provided by operating activities	$(5,062)	$5,480
Net cash provided by investing activities	$16,593	$61,492
Net cash used in financing activities	$(33,788)	$(49,003)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $50.3 million on July 2, 2006, a decrease of $46.9 million or 48% from April 2, 2006. The decrease primarily reflected the use of cash to repurchase a portion of outstanding convertible subordinated notes ($35.0 million), the purchase of intangible assets ($6.0 million), and funding of operations ($5.1 million).

In May 2006, we repurchased, in privately negotiated transactions, $40.3 million face amount (or approximately 38.2 percent of the remaining principle) of these notes at an average discount to face value of approximately 13 percent. We spent an aggregate of approximately $35.0 million on the repurchase. The repurchase left approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion of a related hedging arrangement.

Net cash (used in) provided by operating activities

Net cash used in operating activities was $5.0 million in the first quarter of fiscal 2007 compared to net cash provided of $5.5 million in the same quarter in the prior year. Net cash used in operating activities in the first quarter of fiscal 2007 reflected approximately $7 million employees bonus payment which was absent in the same quarter of the prior year.

The decrease of $10.5 million was primarily due to a $5.5 million increase in cash costs and operating expenses, net of other income, and working capital requirements consuming $5.0 million. Working capital related to a $3.4 million usage in accounts payable and other liabilities and a $1.9 million usage in prepaid and other assets, slightly offset by a $0.3 million improvement from customer collections.

Net cash provided by investing activities

Net cash provided by investing activities was $16.6 million in the first quarter of fiscal 2007. We had net proceeds of $24.7 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $6.9 million in cash to purchase a technology license and made earnout payments relating to prior asset purchases. In addition, we acquired property and equipment totaling $1.2 million in cash and $1.5 million through capital leases. We expect to make capital expenditures of approximately $7.8 million for the remainder of fiscal 2007. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents and/or investments to fund these purchases. In addition, we may make additional strategic equity investments in the future using our cash, cash equivalents and/or investments.

Net cash provided by investing activities was $61.5 million in the first quarter of fiscal 2006. We had net proceeds of $71.4 million from maturities of short-term investments as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $9.5 million in cash to purchase a technology license and made earnout payments relating to prior asset purchases. In addition, we acquired property and equipment totaling $0.4 million in cash and $1.8 million through capital leases.

Net cash used in financing activities

Net cash used in financing activities was $33.8 million in the first quarter of fiscal 2007. We used $35.0 million to repurchase a portion of our convertible subordinated notes. The primary source of cash was $1.5 million in net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. The remaining uses of $0.3 million related to payment of capital lease obligations.

Net cash used in financing activities was $49.0 million in the first quarter of fiscal 2006. We used $34.8 million to repurchase a portion of our convertible subordinated notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.1 million on our capital leases. The primary source of cash was $1.8 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. Total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $46.5 million as of July 2, 2006.

Contractual obligations

As of July 2, 2006, our principal commitments consisted of operating leases, with an aggregated future amount of $12.3 million through fiscal 2011 for office facilities, and repayment of the convertible subordinated notes of $65.2 million due in fiscal 2009. During the three months ended July 2, 2006, other than the decrease of $40.3 million in the convertible subordinated notes, there were no material changes in our reported payments due under contractual obligations at April 2, 2006. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of July 2, 2006, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of July 2, 2006.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 2, 2006.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of July 2, 2006. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of July 2, 2006, a hypothetical 100 basis point increase in interest rates would result in approximately a $12,000 decline in the fair value of our available-for-sale securities.

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

In May 2006 and May 2005, the Company repurchased $40.3 million and $44.5 million, respectively, face value of its convertible notes for $35.0 million and $34.8 million, respectively. In doing so, the Company liquidated investments that generated a realized loss of approximately $3,000 and $0.7 million, respectively, related to the repurchases. Certain portion of the hedge and warrant transactions entered into by Magma in 2003 were terminated in connection with the repurchases. The Company believes that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of July 2, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed June 9, 2006. The parties’ reply post-trial briefs were filed June 30, 2006. The parties are currently awaiting the Court’s ruling.

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006 and July 11, 2006, and set a further hearing on October 23, 2006. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants have again moved to dismiss. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that Magma committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, the Company removed the action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted the Company’s motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on the Company’s motion to strike and dismiss the complaint and has taken the matter under submission. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ’501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted the Company’s motion on May 25, 2006.

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on January 12, 2007, and trial remains scheduled for June 11, 2007.

The Company intends to vigorously defend against all claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Synopsys claims. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

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

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $147.3 million as of July 2, 2006; if we continue to incur losses, the trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $147.3 million as of July 2, 2006. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

We currently face lawsuits brought by Synopsys, Inc. related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

Synopsys, Inc. has filed various suits, including for patent infringement, against us (please see the discussion in Part II, Item 1, “Legal Proceedings.”) In addition, a putative shareholder class action lawsuit and a putative derivative lawsuit have been filed against us (please see the discussion in Part II, Item 1, “Legal Proceedings.”) Other related litigation may follow. In the future other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees may have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we have attempted to address this problem in part via a stock option exchange program that allowed eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the price of $9.20 per share, we cannot guarantee that this program will satisfy our employees. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation and the above-referenced shareholder litigation may affect employee morale. Furthermore, in light of our adopting SFAS 123R “Share-Based Payment” in the first quarter of our fiscal year 2007, we have changed our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our business depends on sales to a small number of customers. For the quarterly period ended July 2, 2006, we had two customers that each accounted for more than 10% of our revenue, and our top three customers together accounted for approximately 33% of our revenue.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence, Synopsys and Mentor. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors might be causing or might cause in the future the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog or mixed signal implementation products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources.

Competition in the EDA market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors and continued consolidation in the electronic design automation market could intensify this trend. Also, many of our competitors, including Cadence, Synopsys and Mentor, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Competitive pressures may prevent us from obtaining new customers and gaining market share, may require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue our efforts to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our operating results will be harmed if chip designers do not adopt Blast Fusion, Talus or our other current and future products.

Blast Fusion has accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion, Talus and related products will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing Talus and other products. We must gain market penetration of Blast Fusion, Talus and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt Blast Fusion or do not adopt Talus, our operating results will be significantly harmed. Furthermore, if there is a delay in the commercialization of Talus, our operating results may be significantly harmed.

We changed our organizational structure in fiscal 2006, and if this organizational structure does not successfully lead to effective interoperability between our products or effective collaboration among the applicable employees, then our operating results may be harmed.

We changed our organizational structure in fiscal 2006 such that we now have major business units that are responsible for our various products. If this organizational structure does not successfully lead to effective interoperability between our products or effective collaboration among the applicable employees, then our operating results may be harmed. For example, if this organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than anticipated. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new products in a timely manner or if new products do not meet performance features as marketed, our reputation and our business could suffer.

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

We generated 28% of our total revenue from sales outside North America for Q1 fiscal 2007, compared to 33% for fiscal 2006 and 43% for fiscal 2005. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

The expansion of our international operations includes the maintenance of sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	on-going events in Iraq and the Middle East; and

•	the effects of terrorist attacks in the United States and any related conflicts or similar events worldwide.

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

Our management must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities, and any valuation allowance that may be recorded against our deferred tax assets. These assumptions, judgments and estimates are difficult to make due to their complexity, and the relevant tax law is often changing. Our future effective tax rates could be adversely affected by the following:

•	an increase in expenses that are not deductible for tax purposes, including stock-based compensation and write-offs of acquired in-process research and development;

•	changes in the valuation of our deferred tax assets and liabilities;

•	future changes in ownership that may limit realization of certain assets;

•	changes in forecasts of pre-tax profits and losses by jurisdiction used to estimate tax expense by jurisdiction;

•	assessment of additional taxes as a result of federal, state, or foreign tax examinations; or

•	changes in tax laws or interpretations of such tax laws.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by stock option packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. (discussed above under Part II, Item 1, “Legal Proceedings”).

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

If our stock price continues to decline in the future due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we might have, we may be forced to grant additional options to retain employees. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	compensation charges against us, which would negatively impact our operating results.

In addition, the new accounting requirements for employee stock options discussed below has adversely affected our option grant practices and may affect our ability to recruit and retain employees.

Due to changes in the accounting treatment for employee stock options, we have changed our employee compensation practices, and our reported results of operations has been and will likely continue to be adversely affected.

Until April 2, 2006, we accounted for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We were required to and did adopt the new rules in the first quarter of our fiscal year 2007. This change in accounting treatment has resulted and will continue to result in significant additional compensation expense compared to prior periods and has adversely affected and will likely continue to affect adversely our reported results of operations and hinder our ability to achieve profitability. We are continuing to assess the full impact of the adoption of SFAS 123R on our business practices and, as part of that assessment, have changed our employee compensation practices by, for example, issuing more restricted stock and less stock options. These changes could make it harder for us to retain existing employees and attract qualified candidates.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of July 2, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Our corporate headquarters and much of our research and development operations are located in Santa Clara, California, in California’s Silicon Valley region, which is an area known for its seismic activity. An earthquake, fire or other significant natural disaster could have a material adverse impact on our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2007, on April 3, 2006, we issued 513,601 shares of our common stock as part of the contingent consideration in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. The contingent share consideration was based on Mojave’s achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $39.9 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Issuer Purchases of Equity Securities

The following table shows repurchases of shares of our common stock in the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 – April 30, 2006	—	$—	0	N/A
May 1 – May 31, 2006	41,175	$7.12	0	N/A
June 1 – July 2, 2006	—	$—	0	N/A

Total	41,175	$7.12	0	N/A

*	Includes 26,708 shares repurchased at $7.16, the fair market value on the repurchase date, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. Also includes 14,467 shares repurchased at $7.03 in settlement for termination of a portion of the company’s hedge and warrant in connection with its convertible bond repurchase.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.3	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.5	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.6	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8#	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.9#	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005

10.10#	Registrant’s 2001 Employee Stock Purchase Plan, as amended	S-8	333-112326	99.2	January 30, 2004

10.11#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.12#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.13#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.14#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.15#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.16#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.17	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.18	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.19#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.20#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.21#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.22#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.23	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

10.24#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors	10-K	000-33213	10.24	June 15, 2006

10.25	Warrant Agreement	10-Q	000-33213	10.1	August 12, 2005

10.26	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1	May 14, 2001

10.27(a)#	Summary of Compensation Arrangement for Certain Executive Officers	10-K	000-33213	10.27(a)	June 15, 2006

10.27(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)	10-K	000-33213	10.27(b)	June 15, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: August 10, 2006	By	/S/ PETER S. TESHIMA
Peter S. Teshima, Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.3#	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.5	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

10.8#	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.9#	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005

10.10#	Registrant’s 2001 Employee Stock Purchase Plan, as amended	S-8	333-112326	99.2	January 30, 2004

10.11#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.12#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.13#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.14#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.15#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.16#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.17	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.18	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.19#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

Exhibit Number	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit		Filing Date

10.20#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9		August 14, 2001

10.21#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13		August 14, 2001

10.22#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14		August 14, 2001

10.23	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2		November 14, 2003

10.24#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors	10-K	000-33213	10.24		June 15, 2006

10.25	Warrant Agreement	10-Q	000-33213	10.1		August 12, 2005

10.26	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1		May 14, 2001

10.27(a)#	Summary of Compensation Arrangement for Certain Executive Officers	10-K	000-33213	10.27	(a)	June 15, 2006

10.27(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)	10-K	000-33213	10.27	(b)	June 15, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

#	Indicates management contract or compensatory plan or arrangement.