Form 10-Q
period 2006-10-01
MAGMA DESIGN AUTOMATION INC
filed 2006-11-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

On November 1, 2006, 37,513,840 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 1, 2006

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements subject to the safe harbor protection offered by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and involve known and unknown risks and uncertainties that may cause actual outcomes to be materially different from those indicated by any forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the electronic design automation (“EDA”) market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; uncertainty surrounding the outcome of the Synopsys litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. For a discussion of these and other risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 2, 2006 and Part II, Item 1A, “Risk Factors” of this Form 10-Q. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 1, 2006	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,552	$58,550
Restricted cash	3,781	58
Short-term investments	13,909	38,608
Accounts receivable, net	33,554	33,849
Prepaid expenses and other current assets	5,108	4,096

Total current assets	104,904	135,161
Property and equipment, net	18,427	20,062
Intangibles, net	67,008	75,735
Goodwill	45,485	43,985
Restricted cash	150	3,841
Other assets	5,102	5,280

Total assets	$241,076	$284,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,581	$2,479
Accrued expenses	32,750	31,833
Deferred revenue	30,116	24,622

Total current liabilities	66,447	58,934
Convertible subordinated notes	65,155	105,500
Other long-term liabilities	2,383	5,727

Total liabilities	133,985	170,161
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	300,669	286,336
Deferred stock-based compensation	—	(2,020)
Accumulated deficit	(159,715)	(136,581)
Treasury stock	(32,650)	(32,650)
Accumulated other comprehensive loss	(1,217)	(1,186)

Total stockholders’ equity	107,091	113,903

Total liabilities and stockholders’ equity	$241,076	$284,064

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue:
Licenses	$34,859	$32,704	$69,399	$66,614
Services	7,103	7,182	13,522	12,104

Total revenue	41,962	39,886	82,921	78,718

Cost of revenue:
Licenses	7,678	6,483	15,086	10,897
Services	5,533	4,525	10,691	8,382

Total cost of revenue	13,211	11,008	25,777	19,279

Gross profit	28,751	28,878	57,144	59,439

Operating expenses:
Research and development	15,608	12,543	31,057	25,152
Sales and marketing	14,567	10,726	28,414	21,936
General and administrative	8,211	9,885	20,006	18,528
Amortization of intangible assets	2,922	2,882	5,812	6,470

Total operating expenses	41,308	36,036	85,289	72,086

Operating loss	(12,557)	(7,158)	(28,145)	(12,647)

Other income:
Interest income	671	586	1,558	1,246
Interest expense	(133)	(224)	(308)	(432)
Other income (expense), net	(493)	(352)	4,210	7,098

Other income, net	45	10	5,460	7,912

Net loss before income taxes	(12,512)	(7,148)	(22,685)	(4,735)
Provision for (benefit from) income taxes	(91)	(528)	770	1,908

Net loss before cumulative effect of change in accounting principle	(12,421)	(6,620)	(23,455)	(6,643)
Cumulative effect of change in accounting principle	—	—	321	—

Net loss	$(12,421)	$(6,620)	$(23,134)	$(6,643)

Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.34)	$(0.19)	$(0.64)	$(0.19)

Net loss per common share, basic and diluted	$(0.34)	$(0.19)	$(0.64)	$(0.19)

Shares used in calculation, basic and diluted	36,140	34,098	35,900	34,115

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net loss	$(23,134)	$(6,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(321)	—
Depreciation and amortization	5,149	4,685
Amortization of intangible assets	20,548	16,898
Provision for (recovery from) doubtful accounts	41	(150)
Amortization of debt issuance costs	249	371
Loss on strategic equity investments	308	511
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(4,809)	(8,781)
Loss on sale of short-term investments	3	661
Stock-based compensation	9,013	2,992
Income tax benefit realized from gain on repurchase of convertible notes	—	50
Income tax benefit realized from debt issuance costs	—	106
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	538	5,196
Prepaid expenses and other assets	(1,076)	175
Accounts payable	942	(1,160)
Accrued expenses	(5,667)	7,664
Deferred revenue	5,494	1,241
Other long-term liabilities	(109)	(390)

Net cash provided by operating activities	7,169	23,426

Cash flows from investing activities:
Purchase of intangible assets	(6,793)	(20,435)
Purchase of property and equipment	(1,504)	(1,995)
Purchase of short-term investments	(9,292)	(56,297)
Proceeds from sale and maturities of short-term investments	34,010	136,349
Purchase of strategic equity investments	(900)	(750)

Net cash provided by investing activities	15,521	56,872

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,250	3,670
Repurchase of common stock	—	(16,045)
Repurchase of convertible notes, net	(35,000)	(34,668)
Repayment of lease obligation	(601)	(332)

Net cash used in financing activities	(32,351)	(47,375)

Effect of foreign currency translation on cash and cash equivalents	(337)	(74)

Net (decrease) increase in cash and cash equivalents	(9,998)	32,849
Cash and cash equivalents at beginning of period	58,550	20,622

Cash and cash equivalents at end of period	$48,552	$53,471

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$514	$(1,089)

Issuance of common stock in connection with asset purchase	$4,411	$11,747

Issuance of common stock warrant in connection with intangible asset purchase	$—	$3,080

Purchase of fixed assets under capital leases	$1,596	$2,048

Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$102	$—

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“ SFAS 157”). SFAS 157 defines fair value,

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate the adoption of SAB 108 will have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. The new guidance will be effective for the Company on April 2, 2007, beginning of its fiscal year 2008. The Company is currently evaluating the provisions in FIN 48, however, at the present time, it does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material effect on the Company’s consolidated financial position or results of operations.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded stock-based compensation for the three and six months ended October 1, 2006 and reclassified stock-based compensation for the three and six months ended October 2, 2005 as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenue	$344	$47	$686	$47
Research and development expense	1,593	1,162	3,607	2,796
Sales and marketing expense	983	68	2,253	76
General and administrative expense	1,120	43	2,467	73

Total stock-based compensation expense	$4,120	$1,320	$9,013	$2,992

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods, since it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no excess tax benefits for the three and six months ended October 1, 2006.

The adoption of SFAS 123R had a material effect on the Company’s financial results since April 3, 2006. The Company’s operating loss for the three and six months ended October 1, 2006 increased by $3.3 million and $6.7 million, respectively, and net loss by $3.3 million and $6.4 million, respectively, than if the Company had

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended October 1, 2006 was $0.09 and $0.19, respectively, higher than if the Company had continued to account for stock-based compensation under APB 25. For the three and six months ended October 2, 2005, the Company recognized $1.3 million and $3.0 million, respectively, of stock-based compensation expense under the intrinsic value method.

Stock-based compensation expense by type of awards during the three and six months ended October 1, 2006 was as follows (in thousands):

	Three Months Ended October 1, 2006	Six Months Ended October 1, 2006
Stock options	$2,723	$5,746
Restricted stock and restricted stock units	851	2,000
Employee stock purchase plan	546	1,267

Total stock-based compensation expense	$4,120	$9,013

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan, which enables employees to purchase shares of the Company’s common stock. As of October 1, 2006, the Company had remaining 12.8 million and 2.7 million shares, respectively, of common stock authorized for issuance under its stock incentive plans and the ESPP.

Stock Options

Stock options are granted at the market price of the Company’s common stock on the date of grant under the Company’s stock incentive plans. Option grants vest over two to four years, expire no later than five or ten years from the grant date and are subject to the employee’s continuing service to the Company. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options, which is consistent with what was used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R. The Black-Scholes option pricing model was developed to estimate the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected terms of instruments. The weighted average grant date fair value of options granted during the three and six months ended October 1, 2006 was $3.69 and $3.56, respectively. The weighted average assumptions used in the model for the three and six months ended October 1, 2006 were as follows:

	Three Months Ended October 1, 2006	Six Months Ended October 1, 2006
Expected life (years)	3.96	4.16
Volatility	51%	50%
Risk-free interest rate	4.61% - 4.92%	4.61% - 5.15%
Expected dividend yield	0%	0%

In refining estimates used in the adoption of SFAS 123R, the Company established the expected life assumption for employee options and awards, as well as expected forfeiture rates, based on the historical

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the three and six months ended October 1, 2006 is as follows (in thousands, except per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 2, 2006	8,979	$10.64		$2,940
Granted	2,153	$7.77
Exercised	(1)	$6.08
Cancelled and forfeited	(324)	$14.13

Options outstanding at July 2, 2006	10,807	$9.96	5.60	$1,194

Granted	460	$8.31
Exercised	(14)	$6.73
Cancelled and forfeited	(142)	$10.29

Options outstanding at October 1, 2006	11,111	$9.89	5.34	$7,186

Vested and expected to vest at October 1, 2006	10,654	$9.95	5.36	$6,836
Exercisable at October 1, 2006	5,756	$10.91	5.76	$3,371

The total intrinsic value of options exercised was $13,912 and $15,520, respectively, during the three and six months ended October 1, 2006, and $61,677 and $233,105, respectively, during the three and six months ended October 2, 2005. As of October 1, 2006, there was approximately $15.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 1.47 years.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the changes in restricted stock outstanding during the three and six months ended October 1, 2006 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value
Shares nonvested at April 2, 2006	389	$11.87
Granted	307	$7.11
Vested	(129)	$12.04
Forfeited	—	$—

Shares nonvested at July 2, 2006	567	$9.26

Granted	50	$9.50
Vested	(72)	$7.84
Forfeited	(7)	$7.11

Shares nonvested at October 1, 2006	538	$9.49

As of October 1, 2006, there was $2.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.47 years.

A summary of the changes in restricted stock units outstanding during the three and six months ended October 1, 2006 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Shares nonvested at April 2, 2006	—	$—
Granted	51	$0.0001
Vested	—	$—
Forfeited	(1)	$0.0001

Shares nonvested at July 2, 2006	50	$0.0001	4.94	$369

Granted	—	$—
Vested	(9)	$0.0001
Forfeited	(1)	$0.0001

Shares nonvested at October 1, 2006	40	$0.0001	4.69	$362

Vested and expected to vest at October 1, 2006	38	$0.0001	4.43	$341

As of October 1, 2006, there was $0.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.50 years.

The total fair value of restricted stock and restricted stock units that were vested was $0.6 million and $2.2 million, respectively, during the three and six months ended October 1, 2006, and was $0.2 million and $0.7 million, respectively, during the three and six months ended October 2, 2005.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) provides for a series of overlapping offering periods with a duration of 24 months, with new offering periods beginning in February, May, August, and November of each year. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. In the event that the fair market value on the last date of the accumulation period is lower than the fair market value at the beginning of the offering period, participants are automatically re-enrolled in a new 24-month offering period at the lower fair market value. During the three and six months ended October 1, 2006, a total of 334,260 and 647,906, respectively, shares were issued under the 2001 Purchase Plan at an average price of $5.37 and $5.37, respectively, per share. As of October 1, 2006, a total of 2,722,072 shares of common stock remained available for issuance under the 2001 Purchase Plan.

Compensation expense for ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average estimated grant date fair value of purchase rights granted under the ESPP during the three and six months ended October 1, 2006 was $2.64 and $2.65, respectively. The weighted average assumptions used in the model for the three and six months ended October 1, 2006 were as follows:

	Three Months Ended October 1, 2006	Six Months Ended October 1, 2006
Expected life (years)	1.13	1.13
Volatility	51%	50 - 51%
Risk-free interest rate	5.10%	5.10 - 5.11%
Expected dividend yield	0%	0%

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

As of October 1, 2006, the Company had $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 0.54 years.

Tax Effects of Stock-Based Compensation Awards

In November 2005, FASB issued Financial Statement Position (“FSP”), on SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Stock-Based Payment Awards.” Effective upon issuance, FSP 123R-3 provides for an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method provides simplified approaches to establish the beginning balance of a tax benefit pool comprised of the additional paid-in capital, or APIC, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC tax benefit pool and the statement of cash flows of stock-based awards that were outstanding upon the adoption of SFAS

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

No. 123R. Companies have one year from the later of the adoption of SFAS No. 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. Upon adoption of SFAS No. 123R, the Company elected to calculate its historical pool of windfall tax benefits using the “long-form method” provided in paragraph 81 of SFAS 123R, which resulted in an APIC windfall pool of tax benefits position.

Stock-Based Compensation for the Three and Six Months Ended October 2, 2005

During the three and six months ended October 2, 2005, the Company accounted for its stock-based employee compensation arrangements in accordance with provisions of APB 25 and related guidance. The Company recognized in its Condensed Consolidated Statements of Operations $1.3 million and $3.0 million, respectively, of stock-based compensation expense primarily for the intrinsic value of restricted stock awarded during the three and six months ended October 2, 2005.

During the three and six months ended October 2, 2005, the Company complied with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands, except per share amount):

	Three Months Ended October 2, 2005	Six Months Ended October 2, 2005
Net loss:
As reported	$(6,620)	$(6,643)
Add: Stock-based employee compensation expense included in reported net loss	1,320	2,992
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(6,288)	(11,609)

Pro forma	$(11,588)	$(15,260)

Net loss per share, basic and diluted:
As reported	$(0.19)	$(0.19)

Pro forma	$(0.34)	$(0.45)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended October 2, 2005	Six Months Ended October 2, 2005
Stock options	$4.02	$3.85
Employee stock purchase plans	$3.93	$2.58

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of options at the date of grant and share purchase rights granted under the employee stock purchase plans was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended October 2, 2005	Six Months Ended October 2, 2005
Stock options:
Risk-free interest rate	4.01%	3.97%
Expected dividend yield	0%	0%
Volatility	63%	62%
Expected life (years)	2.94	3.00

Employee stock purchase plans:
Risk-free interest rate	4.36%	4.24%
Expected dividend yield	0%	0%
Volatility	62%	62%
Expected life (years)	1.14	1.16

Note 3. Comprehensive Income (Loss)

Comprehensive loss includes net loss, unrealized gain or loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(12,421)	$(6,620)	$(23,134)	$(6,643)
Unrealized gain (loss) on available-for-sale investments	(35)	(6)	22	817
Foreign currency translation adjustments	143	81	(53)	180

Comprehensive loss	$(12,313)	$(6,545)	$(23,165)	$(5,646)

Components of accumulated other comprehensive loss was as follows (in thousands):

	October 1, 2006	April 2, 2006
Unrealized loss on available-for-sale investments	$(50)	$(72)
Foreign currency translation adjustments	(1,167)	(1,114)

Accumulated other comprehensive loss	$(1,217)	$(1,186)

Note 4. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes using the as-if-converted method.

For the three and six months ended October 1, 2006 and October 2, 2005, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three and Six Months Ended
	October 1, 2006	October 2, 2005
Shares of common stock upon full conversion of convertible subordinated notes	2,850	4,615
Shares of common stock issuable for all outstanding instruments under stock option plans	11,111	8,809
Weighted average price of shares issuable under stock option plans	$9.89	$10.83

Note 5. Cash Equivalents and Investments

Cash, cash equivalents and short-term investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In Thousands)
October 1, 2006
Cash	$15,738	$—	$—	$15,738
Money market funds	7,567	—	—	7,567
Commercial paper	25,297	—	(50)	25,247
Auction rate preferred	13,900	—	—	13,900
Government agencies	9	—	—	9

	$62,511	$—	$(50)	$62,461

April 2, 2006
Cash	$13,167	$—	$—	$13,167
Money market funds	4,899	—	—	4,899
Commercial paper	40,556	—	(72)	40,484
Auction rate preferred	3,250	—	—	3,250
Government agencies	158	—	—	158
Auction rate certificates	35,200	—	—	35,200

	$97,230	$—	$(72)	$97,158

As of October 1, 2006, the stated maturities of the Company’s current investments (including $25.2 million classified as cash equivalent investments in the table above) are $25.3 million within one year and $13.9 million after ten years.

As of October 1, 2006, all unrealized losses related to instruments with durations of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

unrealized losses on these investments at October 1, 2006 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. There were no significant losses realized in connection with the convertible subordinated note repurchases in May 2006. See Note 7 for information regarding the repurchase of convertible subordinated notes.

Note 6. Business Combination

On November 29, 2005, the Company acquired ACAD, a privately-held company that develops circuit simulation software, for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of October 1, 2006, $1.5 million of the contingent consideration, which was in connection with achievement of certain technical milestones during the second quarter of fiscal 2007, has been earned and become payable, and was recorded as an addition to goodwill on the Company’s unaudited condensed consolidated balance sheet as of October 1, 2006.

Note 7. Asset Purchases

Technology Licenses

On May 3, 2006, the Company acquired a license to technology relating to electronic design automation from Stabie-Soft, Inc. The Company paid $2.5 million for the license in May 2006 and, upon the completion and delivery of technology meeting certain milestones, the Company paid additional fees of $0.5 million in the second quarter of fiscal 2007.

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) and extended the term of Magma’s patent license with IBM to 2010. Both arrangements cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation. Included in intangible assets were license fees of $7.0 million and $3.1 million fair value of a warrant to purchase 500,000 shares of Magma common stock at $4.73 per share. In August 2006, IBM exercised the warrant on a cashless exercise basis. In connection with the exercise, 149,005 shares of the Company’s common stock were issued to IBM.

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock-based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase or merger agreement.

For the three and six months ended October 1, 2006, the Company recorded $4.0 million and $8.4 million, respectively, approximately half in cash and half in stock, of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of Mojave, Inc.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of October 1, 2006 and April 2, 2006 (in thousands):

	Weighted Average Life (months)	October 1, 2006			April 2, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$45,485	$—	$45,485	$43,985	$—	$43,985

Intangible assets:
Developed technology	44	$98,013	$(50,506)	$47,507	$89,192	$(37,824)	$51,368
Licensed technology	38	36,093	(23,694)	12,399	33,093	(17,962)	15,131
Customer relationship or base	60	2,310	(1,318)	992	2,310	(1,086)	1,224
Patents	58	12,690	(7,343)	5,347	12,690	(5,934)	6,756
Acquired customer contracts	32	1,090	(996)	94	1,090	(782)	308
Assembled workforce	45	1,235	(845)	390	1,235	(675)	560
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	36	300	(83)	217	300	(33)	267
Trademark	45	400	(338)	62	400	(279)	121

Total		$152,231	$(85,223)	$67,008	$140,410	$(64,675)	$75,735

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations. For the three and six months ended October 1, 2006 and October 2, 2005, the amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Amortization of intangible assets included in:
Cost of revenue—licenses	$7,570	$6,264	$14,736	$10,428
Operating expenses	2,922	2,882	5,812	6,470

Total	$10,492	$9,146	$20,548	$16,898

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2007 (remaining six months)	$20,693
2008	24,880
2009	18,409
2010	2,347
2011 and thereafter	679

Total expected future annual amortization	$67,008

Note 9. Segment Information

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

Revenue from the North America, Europe, Japan and Asia-Pacific region, which includes, India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
North America*	$24,241	$29,344	$52,601	$57,505
Europe	5,848	4,495	10,386	8,696
Japan	9,542	3,739	12,798	7,975
Asia-Pacific (excluding Japan)	2,331	2,308	7,136	4,542

	$41,962	$39,886	$82,921	$78,718

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
North America*	58%	74%	63%	73%
Europe	14	11	13	11
Japan	23	9	15	10
Asia-Pacific (excluding Japan)	5	6	9	6

	100%	100%	100%	100%

*	Substantially all its North America revenue related to the United States for all periods presented.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended		Six Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Customer A	11%	13%	13%	22%
Customer B	10%	**	**	**
Customer C	**	15%	**	**

**	Less than 10% of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 10. Repurchase of Convertible Subordinated Notes

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office (“USPTO”) to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court, vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining the Company from abandoning, dedicating to the public or seeking reexamination in the USPTO of the ‘446 Patent or the ‘438 Patent.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On August 8, 2005, the Company filed a request for ex parte reexamination of the ‘114 Patent. On September 22, 2005, the USPTO instituted a reexamination proceeding, indicating that a substantial new question

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of patentability was raised by the request. On August 5, 2006, the USPTO rejected all pending claims (1-15) of the ‘114 Patent.

On August 18, 2006, a third party submitted requests for ex parte reexamination of the ‘446 and ‘438 Patents to the USPTO. The USPTO received those requests on August 23, 2006.

On September 1, 2006, Synopsys filed a motion for preliminary injunction that sought to require the Company (1) to seek a stay of reexamination of the ‘446 and ‘438 Patents or transfer ownership of the ‘446 and ‘438 Patents to Synopsys so that Synopsys may participate in the reexamination proceedings, and (2) to refrain from filing a patent owner’s statement in any reexamination proceedings for the ‘446 and ‘438 Patents. On September 14, 2006, the Company filed an opposition to Synopsys’s motion. On September 29, 2006, the Court issued an order denying the motion, without prejudice to Synopsys’s refiling the motion if and when the USPTO issues an order for reexamination of the ‘446 or ‘438 Patent.

On September 7, 2006, the USPTO issued a Notice of Failure to Comply with Ex Parte Reexamination Request Filing Requirements (37 C.F.R. 1.510(c)) in connection with the reexamination request for the ‘438 Patent. The third-party requester responded on September 21, 2006. On October 20, 2006, the USPTO issued a Notice of Failure to Comply with Ex Parte Reexamination Request Filing Requirements (37 C.F.R. 1.510(c)) in connection with the reexamination request for the ‘446 Patent. The USPTO has not yet ruled on the merits of the requests for reexamination of the ‘446 and ‘438 Patents.

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

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006, July 11, 2006, and October 23, 2006, and set a further hearing for December 26, 2006. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against several of the defendants. The case is now proceeding on the remaining claims. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that the Company’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust and unfair competition counterclaims based on Synopsys’s anti-competitive behavior, monopolistic tactics, and its assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement, trade libel, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted the Company’s motion on May 25, 2006, and the Company filed its Second Amended Answer and Counterclaims on May 31, 2006.

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on January 12, 2007, and trial remains scheduled for June 11, 2007.

On August 25, 2006, the Company dropped its allegation that Synopsys infringes the ‘610 Patent. On September 15, 2006, Synopsys dropped its claims that the Company infringes the ‘733 and ‘501 Patents. On October 13, 2006, Synopsys filed a second motion to bifurcate the trial as to the antitrust claims and to stay antitrust discovery, based in part on the fact that the ‘733 and ‘501 Patents are no longer being asserted. The Company filed its opposition to that motion on October 27, 2006.

A claim construction hearing before the Court is scheduled for November 29, 2006. The Company intends to vigorously defend against all claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Synopsys claims. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of October 1, 2006.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of October 1, 2006.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of October 1, 2006. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements subject to the safe harbor protection of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. Please consider our forward-looking statements in light of the risks referenced in this report’s introductory cautionary note. We undertake no additional obligation to update these forward-looking statements.

Overview

Magma Design Automation provides EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits (“ICs”) used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced ICs, specifically those with minimum feature sizes of 0.13 micron and smaller.

As an EDA software provider, we generate substantially all our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development (“R&D”) budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering R&D expenditures, decreasing design starts through chip integration, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

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

Our accomplishments during the second quarter of fiscal 2007:

•	We achieved quarterly revenue of $42.0 million during the second quarter of fiscal 2007, up 2% from the prior quarter and up 5% from the same quarter in fiscal 2006. License sales for the quarter ended October 1, 2006 accounted for approximately 83% of total revenue, compared to 84% in the prior quarter and 82% from the same quarter in the prior year.

•	We continued to penetrate our market, and during the second quarter of fiscal 2007 we added 7 new customers and now have approximately 259 customers.

•	Our total employee headcount increased to 711 as of October 1, 2006 up from 639 as of April 2, 2006. Most of the additional headcount represents additions to our R&D and application engineering organizations. Our investments in these organizations will enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•	During the first two quarters of fiscal 2007, cash flows generated from operations were $7.2 million, or 9% of revenue for the first two quarters of fiscal 2007.

•	We continue to offer the best products for delivering the best quality of results as defined by chip performance, area and manufacturability.

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

Adoption of SFAS 123R had a material effect on the Company’s financial results since April 3, 2006, increasing total stock-based compensation expenses from $1.3 million and $3.0 million, respectively, for the three and six months ended October 2, 2005 using the intrinsic value method to $4.1 million and $9.0 million, respectively, for the three and six months ended October 1, 2006 using the SFAS 123R fair value method. We continue to evaluate the terms of our stock-based compensation arrangements to provide appropriate incentives to recruit and retain our employees. We expect our quarterly stock-based compensation expense in each of the remaining two quarters of fiscal 2007 to be consistent with the amount in the second quarter of fiscal 2007. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation as provided in Note 2 to the financial statements.

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

As of October 1, 2006, one customer accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 9 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of October 1, 2006, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.6 million at October 1, 2006. Our ability to recover our investments in private, non-marketable equity securities and convertible notes, and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be significantly constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.2 million and $0.3 million, respectively, during the three and six months ended October 1, 2006. Similarly, we recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.1 million and $0.5 million, respectively, during the three and six months ended October 2, 2005.

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

•	Ratable

•	Due & Payable

•	Cash Receipts

•	Up-Front / Perpetual or Time-Based

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

		October 1, 2006	% of Revenue	October 2, 2005	% of Revenue
Revenue category:
Three Months Ended:
License revenue
Ratable	Bundled and Unbundled	$4,037	10%	$6,257	16%
Due & Payable	Unbundled	16,058	38%	14,539	36%
Cash Receipts	Unbundled	2,114	5%	2,612	7%
Up-Front*	Unbundled	12,650	30%	9,296	23%

Total license revenue		34,859	83%	32,704	82%
Services revenue		7,103	17%	7,182	18%

Total Revenue		$41,962	100%	$39,886	100%

Six Months Ended:
License revenue
Ratable	Bundled and Unbundled	$8,942	11%	$11,264	14%
Due & Payable	Unbundled	33,257	41%	28,132	36%
Cash Receipts	Unbundled	4,451	5%	4,488	6%
Up-Front	Unbundled	22,749	27%	22,730	29%

Total license revenue		69,399	84%	66,614	85%
Services revenue		13,522	16%	12,104	15%

Total Revenue		$82,921	100%	$78,718	100%

*	Included $9,644 of revenue from new contracts for the quarter ended October 1, 2006.

Bundled and Unbundled Licenses: Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. The revenue for these bundled arrangements for both license and maintenance is classified as license revenue in our statement of operations. For unbundled time-based with a term of less than 15 months, we recognize license revenue ratably over the license term, or as customer payments become due and payable, if earlier. For management reporting and analysis purposes, we refer to both these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable,” “Cash Receipts” or “Up-Front”:

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

Unbundled Licenses: Up-Front/Perpetual License or Time-Based licenses with short-term payments. For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment as long as the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. We recognize maintenance revenue ratably over the maintenance term. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Up-Front,” where the license is either perpetual or time-based.

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors below.

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and six months ended October 1, 2006 and October 2, 2005 (in thousands, except for percent data):

	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$34,859	83%	$32,704	82%	$2,155	7%
Services	7,103	17%	7,182	18%	(79)	(1)%

Total revenue	41,962	100%	39,886	100%	2,076	5%

Cost of revenue:
Licenses	7,678	18%	6,483	16%	1,195	18%
Services	5,533	13%	4,525	11%	1,008	22%

Total cost of revenue	13,211	31%	11,008	27%	2,203	20%

Gross profit	$28,751	69%	$28,878	73%	$(127)	0%

Six Months Ended:
Revenue:
Licenses	$69,399	84%	$66,614	85%	$2,785	4%
Services	13,522	16%	12,104	15%	1,418	12%

Total revenue	82,921	100%	78,718	100%	4,203	5%

Cost of revenue:
Licenses	15,086	18%	10,897	14%	4,189	38%
Services	10,691	13%	8,382	11%	2,309	28%

Total cost of revenue	25,777	31%	19,279	25%	6,498	34%

Gross profit	$57,144	69%	$59,439	75%	$(2,295)	(4)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended October 1, 2006 and October 2, 2005 (in thousands, except for percent data):

	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$24,241	58%	$29,344	74%	$(5,103)	(17)%

International:
Europe	5,848	14%	4,495	11%	1,353	30%
Japan	9,542	23%	3,739	9%	5,803	155%
Asia-Pacific (excluding Japan)	2,331	5%	2,308	6%	23	1%

Total International	17,721	42%	10,542	26%	7,179	68%

Total revenue	$41,962	100%	$39,886	100%	$2,076	5%

Six Months Ended:
Domestic	$52,601	63%	$57,505	73%	$(4,904)	(9)%

International:
Europe	10,386	13%	8,696	11%	1,690	19%
Japan	12,798	15%	7,975	10%	4,823	60%
Asia-Pacific (excluding Japan)	7,136	9%	4,542	6%	2,594	57%

Total International	30,320	37%	21,213	27%	9,107	43%

Total revenue	$82,921	100%	$78,718	100%	$4,203	5%

Revenue

•	Revenue for the three and six months ended October 1, 2006 was $42.0 million and $82.9 million, respectively, both up 5% from the same periods in the prior year.

•	License revenue increased by 7% and 4%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to large orders executed during fiscal 2007 in Europe, Japan and Asia-Pacific (excluding Japan). These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. The increase in international revenue was partially offset by a decrease in domestic revenue for both the three and six months ended October 1, 2006 compared to the same periods in fiscal 2006. Two customers each accounted for greater than 10% of the revenue for the quarter ended October 1, 2006 and one customer accounted for greater than 10% of the revenue for the six months ended October 1, 2006. License revenue as a percentage of revenue was fairly consistent in the three and six months ended October 1, 2006 as compared to the same periods in fiscal 2006.

•	Service revenue decreased slightly in the second quarter of fiscal 2007 as compared to the same quarter in fiscal 2006. Service revenue increased by 12% in the six months ended October 1, 2006 as compared to the same period in the prior year. The increase in service revenue during the six months ended October 1, 2006 as compared to the same period in fiscal 2006 was primarily due to our growth in customer base.

•

Domestic revenue decreased by 17% and 9%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to the revenue recognized from a one time, non recurring payment for the termination of an existing customer’s license agreement in the second quarter of fiscal 2006. Domestic revenue as a percentage of total revenue decreased by

16% and 10%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year.

•	International revenue increased by 68% and 43%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to an increase in purchasing of new technology products and additional license capacity by our existing customers in Japan, and to a lesser extent, Europe and Asia Pacific (excluding Japan).

Cost of Revenue

•	Cost of license revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of license revenue increased by $1.2 million and $4.2 million, respectively, in the three and six months ended October 1, 2006 as compared to the same periods in the prior year. The increase was due to amortization charges related to new acquired intangible assets and to several existing acquired technology licenses, as the Company began recognizing revenue from such products that were based on these acquired technologies during the quarter. Amortization expenses on these existing technology assets were included in the operating expense for prior periods.

•	Cost of service revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of service revenue also includes asset depreciation, allocated outside sale representative expenses and stock-based compensation expenses. Cost of service revenue increased by $1.0 million and $2.3 million, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to an increase of personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in the fiscal 2007 periods. Additionally, stock-based compensation expense accounted for a $0.3 million and $0.6 million, respectively, increase in cost of service revenue for the three and six months ended October 1, 2006 compared to the same periods in the prior year.

Operating expenses

The table below sets forth operating expense data for the three and six months ended October 1, 2006 and October 2, 2005 (in thousands, except for percent data):

	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$15,608	37%	$12,543	31%	$3,065	24%
Sales and marketing	14,567	35%	10,726	27%	3,841	36%
General and administrative	8,211	19%	9,885	25%	(1,674)	(17)%
Amortization of intangible assets	2,922	7%	2,882	7%	40	1%

Total operating expenses	$41,308	98%	$36,036	90%	$5,272	15%

	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue	Dollar Change	% Change
Six Months Ended:
Operating expenses:
Research and development	$31,057	38%	$25,152	32%	$5,905	23%
Sales and marketing	28,414	34%	21,936	28%	6,478	30%
General and administrative	20,006	24%	18,528	24%	1,478	8%
Amortization of intangible assets	5,812	7%	6,470	8%	(658)	(10)%

Total operating expenses	$85,289	103%	$72,086	92%	$13,203	18%

•	Research and development expense increased by 24% and 23%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to an increase in payroll-related expenses of $2.2 million and $4.6 million, respectively, an increase in stock-based compensation charges of $0.4 million and $0.8 million, respectively, and increases in other individually insignificant items. The increases in payroll related expenses in the three and six months ended October 1, 2006 was principally attributable to an increase in bonus expense of $0.7 million and $0.4 million, respectively, and an increase in salaries and related expenses of $2.0 million and $3.3 million, respectively, due to headcount increases and performance-based annual wage increases. Stock-based compensation expense for fiscal 2007 periods was based on accounting guidance prescribed by SFAS 123R, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. We expect our quarterly research and development expense in each of the remaining two quarters of fiscal 2007 to increase moderately and will remain at approximately the same percentage of sales as the second quarter of fiscal 2007. Growth of our research and development headcount will be the primary factor driving up both fixed and variable compensation levels.

•	Sales and marketing expense increased by 36% and 30%, respectively, in the three and six months ended October 1, 2006 compared to the same periods in the prior year due principally to an increase in payroll related expenses of $1.9 million and $3.2 million, respectively, an increase in stock-based compensation charges of $0.9 million and $2.2 million, respectively, and increases in other individually insignificant items such as marketing and travel expenses. The increases in payroll related charges were primarily due to headcount and merit increments. Sales and marketing headcount increased by 15% over the comparable period primarily due to application engineer headcount growth. Stock-based compensation expense for fiscal 2007 periods was based on accounting guidance prescribed by SFAS 123R, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. There were no material changes in our other sales and marketing activities in fiscal 2007 compared to the same periods in the prior year. We expect that our quarterly sales and marketing expenses in each of the remaining two quarters of fiscal 2007 to increase moderately compared with the amount in the second quarter of fiscal 2007, primarily as a function of increased variable compensation cost driven by headcount, bookings and revenue growth.

•	General and administrative expense decreased by 17% in the second quarter of fiscal 2007 compared to the same quarter in the prior year. This was due primarily to a decrease of $4.3 million in legal expenses related to patent litigation with Synopsys, Inc. and other legal expenses. The decrease was partially offset by increases in stock-based compensation charges of $1.2 million, payroll related expenses of $0.9 million, other professional fees of $0.4 million, asset depreciation of $0.2 million. General and administrative expense increased by 8% in the six months ended October 1, 2006 compared to the same period in the prior year. This was primarily due to increases in stock-based compensation charges of $2.4 million, payroll-related expenses of $1.5 million, other professional fees of $1.3 million and asset depreciation of $0.5 million. The increases were partially offset by a decrease of $3.8 million in legal expenses related to patent litigation with Synopsys, Inc. and other legal expenses. Stock-based compensation expense for fiscal 2007 periods was based on accounting guidance prescribed by SFAS 123R, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items. We expect that our quarterly general and administrative expenses in each of the remaining two quarters of fiscal 2007 will increase moderately compared with the amount in the second quarter of fiscal 2007 as our general and administrative head count growth will be minimal, legal expenses and professional services related to litigation may increase moderately, variable compensation will grow moderately in line with headcount increases and professional fees related to compliance with the requirements of the Sarbanes-Oxley Act of 2002 will decline moderately from the second quarter level. However, litigation expense has the potential to vary significantly from quarter to quarter dependent upon the level of activity incurred in the respective cases during the quarter.

•	Amortization of intangible assets was fairly consistent in the second quarter of fiscal 2007 compared to the same quarter in fiscal 2006. Amortization of intangible assets decreased by 10% in the six months ended October 1, 2006 compared to the same period in the prior year primarily due to the change in classification of amortization charges relating to developed technology from operating expenses to cost of license revenue as the Company began recognizing revenues from products based on the developed technology during fiscal 2007.

Other items

The table below sets forth other data for the three and six months ended October 1, 2006 and October 2, 2005 (in thousands, except for percent data):

	October 1, 2006	% of Revenue	October 2, 2005	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$671	2%	$586	1%	$85	15%
Interest expense	(133)	(0)%	(224)	(1)%	91	(41)%
Other expense, net	(493)	(1)%	(352)	(1)%	(141)	40%

Total other income, net	$45	0%	$10	0%	$35	350%

Benefit from income taxes	$(91)	0%	$(528)	1%	$437	(83)%

Six Months Ended:
Other income (expense), net:
Interest income	$1,558	2%	$1,246	2%	$312	25%
Interest expense	(308)	(0)%	(432)	(1)%	124	(29)%
Other income, net	4,210	5%	7,098	9%	(2,888)	(41)%

Total other income, net	$5,460	7%	$7,912	10%	$(2,452)	(31)%

Provision for income taxes	$770	(1)%	$1,908	(2)%	$(1,138)	(60)%

•	Interest income increased in the three and six months ended October 1, 2006 compared to the same periods in the prior year primarily due to higher interest rates on our cash and investments balance during the period, despite the use of cash to repurchase a portion of outstanding convertible subordinated notes.

•	Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. We wrote off $0.5 million of the unamortized debt issuance costs in connection with the portion of the convertible subordinated notes repurchased in May 2006, resulting in less amortization on debt issuance costs for fiscal 2007 periods.

•	Other income (expense), net in the six months ended October 1, 2006 and October 2, 2005 consisted primarily of a gain of $4.8 million and $8.8 million, respectively, on repurchases of convertible subordinated notes during the periods. The remaining fluctuation in other income, net relates primarily to our share of equity loss on strategic investments and fluctuation in currency exchange rates.

•

Provision for (benefit from) income taxes. The Company recorded an income tax benefit of $91,000 for the three months ended October 1, 2006, and an income tax expense of $770,000 for the six months ended October 1, 2006, compared to an income tax benefit of $528,000 for the three months ended October 2, 2005, and an income tax expense of $1.9 million for the six months ended October 2, 2005. The tax benefits recorded in the second quarter of fiscal year 2007 and 2006 respectively, reflect the adjustment to the federal and state taxes provided in the prior quarter for certain discrete items, such as gain on the repurchase of the convertible bonds, impairment of certain equity investments, and cumulative effect of the change in accounting principle due to the change in Company’s forecasts and other estimates. The Company’s effective tax rates vary from the U.S. statutory rate primarily due to changes in its valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, in-process research and development, research and development credits, and foreign withholding taxes.

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

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of October 1, 2006 and April 2, 2006, and for the six months ended October 1, 2006 and October 2, 2005 (in thousands):

	October 1, 2006	April 2, 2006
Cash, cash equivalents and short-term investments	$62,461	$97,158

For the six months ended:	October 1, 2006	October 2, 2005
Net cash provided by operating activities	$7,169	$23,426
Net cash provided by investing activities	$15,521	$56,872
Net cash used in financing activities	$(32,351)	$(47,375)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $62.5 million on October 1, 2006, a decrease of $34.7 million or 36% from April 2, 2006. The decrease primarily reflected the use of cash to repurchase a portion of outstanding convertible subordinated notes, the purchases of intangible assets, capital investments and equity investments, partially offset by cash generated from operations and proceeds from common stock issuances. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, U.S. agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

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

Net cash provided by operating activities

Net cash provided by operating activities was $7.2 million in the six months ended October 1, 2006 compared to $23.4 million in the same period in the prior year. The $16.2 million decrease was primarily due to a $9.2 million increase in costs and expenses and an $11.2 million increase in payments associated with accounts payable and accrued liabilities. These decreases in cash flow were partially offset by a $4.8 million increase in cash from customers. The increase in cash from customers was primarily due to higher cash collection on accounts receivable during the six months ended October 1, 2006 compared to the same period in fiscal 2006. The increase in payments associated with accrued liabilities was primarily related to a $6.2 million increase in accrued bonuses payment and a $5.6 million increase in legal expenses payment during the first two quarters of fiscal 2007.

Net cash provided by investing activities

Net cash provided by investing activities was $15.5 million in the six months ended October 1, 2006. We had net proceeds of $24.7 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $6.8 million in cash to purchase a technology license and made earnout payments relating to prior asset purchases. In addition, we acquired property and equipment totaling $1.5 million in cash and $1.6 million through capital leases. We expect to make capital expenditures of approximately $5.8 million for the remainder of fiscal 2007. We expect that these capital expenditures will be used primarily to support selling, marketing and product development activities. We expect to use capital lease financing as well as our cash and cash equivalents and/or investments to fund these purchases. In addition, we may make additional strategic equity investments in the future using our cash, cash equivalents and/or investments.

Net cash provided by investing activities was $56.9 million in the six months ended October 2, 2005. We had net proceeds of $80.1 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $20.4 million in cash to purchase a technology license and make earnout payments relating to prior asset purchases. We also made an investment of $0.8 million in a privately-held technology company for business and strategic purposes. In addition, we acquired property and equipment totaling $2.0 million in cash and $2.0 million through capital leases.

Net cash used in financing activities

Net cash used in financing activities was $32.4 million in the six months ended October 1, 2006. We used $35.0 million to repurchase a portion of our convertible subordinated notes. The primary source of cash was $3.2 million in net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. The remaining uses of $0.6 million related to payment of capital lease obligations.

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

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash compensation based on continued employment and meeting certain revenue or project milestones. Total cash contingent compensation that could be paid under our acquisition agreements assuming all contingencies are met is $48.6 million as of October 1, 2006.

Contractual obligations

As of October 1, 2006, our principal commitments consisted of operating leases, with an aggregated future amount of $15.9 million through fiscal 2012 for office facilities, and repayment of the convertible subordinated notes of $65.2 million due in fiscal 2009. During the six months ended October 1, 2006, other than the decrease of $40.3 million in the convertible subordinated notes, there were no material changes in our reported payments due under contractual obligations at April 2, 2006. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-balance Sheet Arrangements

As of October 1, 2006, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of its indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of October 1, 2006.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of October 1, 2006.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of October 1, 2006. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of October 1, 2006, a hypothetical 100 basis point increase in interest rates would result in approximately a $35,000 decline in the fair value of our available-for-sale securities.

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

In May 2006 and May 2005, the Company repurchased $40.3 million and $44.5 million, respectively, face value of its convertible notes for $35.0 million and $34.8 million, respectively. In doing so, the Company liquidated investments that generated a realized loss of approximately $3,000 and $0.7 million, respectively, related to the repurchases. Certain portions of the hedge and warrant transactions entered into by Magma in 2003 were terminated in connection with the repurchases. The Company believes that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of October 1, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge revenue and operating expenses denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office (“USPTO”) to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court, vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining the Company from abandoning, dedicating to the public or seeking reexamination in the USPTO of the ‘446 Patent or the ‘438 Patent.

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

On August 8, 2005, the Company filed a request for ex parte reexamination of the ‘114 Patent. On September 22, 2005, the USPTO instituted a reexamination proceeding, indicating that a substantial new question of patentability was raised by the request. On August 5, 2006, the USPTO rejected all pending claims (1-15) of the ‘114 Patent.

On August 18, 2006, a third party submitted requests for ex parte reexamination of the ‘446 and ‘438 Patents to the USPTO. The USPTO received those requests on August 23, 2006.

On September 1, 2006, Synopsys filed a motion for preliminary injunction that sought to require the Company (1) to seek a stay of reexamination of the ‘446 and ‘438 Patents or transfer ownership of the ‘446 and ‘438 Patents to Synopsys so that Synopsys may participate in the reexamination proceedings, and (2) to refrain from filing a patent owner’s statement in any reexamination proceedings for the ‘446 and ‘438 Patents. On September 14, 2006, the Company filed an opposition to Synopsys’s motion. On September 29, 2006, the Court issued an order denying the motion, without prejudice to Synopsys’s refiling the motion if and when the USPTO issues an order for reexamination of the ‘446 or ‘438 Patent.

On September 7, 2006, the USPTO issued a Notice of Failure to Comply with Ex Parte Reexamination Request Filing Requirements (37 C.F.R. 1.510(c)) in connection with the reexamination request for the ‘438 Patent. The third-party requester responded on September 21, 2006. On October 20, 2006, the USPTO issued a Notice of Failure to Comply with Ex Parte Reexamination Request Filing Requirements (37 C.F.R. 1.510(c)) in connection with the reexamination request for the ‘446 Patent. The USPTO has not yet ruled on the merits of the requests for reexamination of the ‘446 and ‘438 Patents.

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

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006, July 11, 2006, and October 23, 2006, and set a further hearing for December 26, 2006. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against several of the defendants. The case is now proceeding on the remaining claims. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

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

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that the Company’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust and unfair competition counterclaims based on Synopsys’s anti-competitive behavior, monopolistic tactics, and its assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement, trade libel,, and tortuous interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

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

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted the Company’s motion on May 25, 2006, and the Company filed its Second Amended Answer and Counterclaims on May 31, 2006.

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on January 12, 2007, and trial remains scheduled for June 11, 2007.

On August 25, 2006, the Company dropped its allegation that Synopsys infringes the ‘610 Patent. On September 15, 2006, Synopsys dropped its claims that the Company infringes the ‘733 and ‘501 Patents. On October 13, 2006, Synopsys filed a second motion to bifurcate the trial as to the antitrust claims and to stay antitrust discovery, based in part on the fact that the ‘733 and ‘501 Patents are no longer being asserted. The Company filed its opposition to that motion on October 27, 2006.

A claim construction hearing before the Court is scheduled for November 29, 2006. The Company intends to vigorously defend against all claims asserted by Synopsys and to fully enforce its rights against Synopsys. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the Synopsys claims. A favorable outcome for Synopsys could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $159.7 million as of October 1, 2006; if we continue to incur losses, the trading price of our stock would be likely to decline.

We had an accumulated deficit of approximately $159.7 million as of October 1, 2006. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

Our business depends on sales to a small number of customers. For the six months ended October 1, 2006, we had one customer that accounted for more than 10% of our revenue, and our top three customers together accounted for approximately 29% of our revenue.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence, Synopsys and Mentor. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and larger installed customer bases. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors might be causing or might cause in the future the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, full-feature custom layout editing, analog or mixed signal implementation products, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may either cause potential customers to defer purchases of our products or cause potential customers to decide against purchasing our products. If we fail to compete successfully, we will not gain market share and our business may fail.

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

We changed our organizational structure in fiscal 2006, and if this organizational structure results in ineffective interoperability between our products or ineffective collaboration among the applicable employees, then our operating results may be harmed.

We changed our organizational structure in fiscal 2006 such that we now have major business units that are responsible for our various products. If this organizational structure results in ineffective interoperability between our products or ineffective collaboration among the applicable employees, then our operating results may be harmed. For example, if this organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results.

If the industries into which we sell our products experience recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would be likely to decline.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or consolidation among our customers would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, experienced a slowdown starting in 2000, which negatively impacted and may continue to negatively impact our business and operating results. While the semiconductor industry experienced a recovery in recent years, our customers have remained cautious, and it is not yet clear when increased R&D spending will occur. The continuing threat of terrorist attacks in the United States, the ongoing events in Iraq and North Korea and other worldwide events including those in the Middle East have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

The electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. Any such seasonal cyclical industry downturns could harm our operating results.

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

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty, some of which agreements provide the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry, however, our insurance coverage may prove insufficient to protect against any claims that we experience.

Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

As of October 1, 2006, we generated 37% of our total revenue from sales outside North America thus far for fiscal 2007, compared to 33% for fiscal 2006 and 43% for fiscal 2005. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause unexpected adverse revenue fluctuations.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for The Nasdaq Stock Market have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may further increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the years ended April 2, 2006 and March 31,2005, our independent registered public accounting firm certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting; however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with these and other regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation. Further, a failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Stock Market.

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

If we fail to offer and maintain competitive equity compensation packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. (discussed above under Part II, Item 1, “Legal Proceedings”).

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. Magma implemented this Exchange Program, and the date of grant was August 22, 2005, at which date the closing trading price of our stock was $9.20 per share. Therefore, the exercise price for new options under this Exchange Program is $9.20 per share. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, our ability to retain employees could be affected.

If our stock price declines in the future due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems we might have, we may be forced to grant additional options to retain employees. This in turn could result in:

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in the United Kingdom, Europe and Japan, which are denominated in the respective local currencies. As of October 1, 2006, we had no currency hedging contracts outstanding. We do not currently use financial instruments to hedge operating expenses denominated in Euro, British Pounds and Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect.

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

Recent Sales of Unregistered Securities

We previously reported in a Form 8-K that we filed on June 30, 2005 that we issued a warrant to International Business Machines Corporation, or IBM, in connection with and as partial consideration for certain technology licensed to us by IBM pursuant to a technology license agreement. The warrant allowed IBM to purchase 500,000 shares of our common stock at a price of $4.73 per share. The warrant permitted IBM to exercise by payment of the purchase price in cash or pursuant to a “cashless exercise” provision.

On August 11, 2006, IBM exercised the warrant on a cashless exercise basis, whereby IBM used 350,995 shares otherwise issuable upon exercise of the warrant, which shares were valued under the warrant at $6.738 per share, in payment of the exercise price. In connection with the exercise of the warrant, on August 11, 2006 we issued 149,005 shares of our common stock to IBM. We relied on the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof in connection with the issuance of shares of common stock upon IBM’s exercise of the warrant. Among other factors, we based our reliance on the referenced exemption upon the representations made by IBM to us in the warrant and warrant agreement, IBM’s status as both an accredited investor and a sophisticated investor, and the fact that the warrant and underlying common stock were offered only to IBM and not to any other investors.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 – July 31, 2006	4,815		$.0001	0	N/A
August 1 – August 31, 2006	22,165		$6.20	0	N/A
September 1 – October 1, 2006	408		$.0001	0	N/A

Total	27,388	*	$5.02	0	N/A

*	Includes 20,697 shares repurchased at $6.64, the fair market value on the repurchase date, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased were forfeitures of restricted stock as a result of employee terminations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Magma’s annual meeting of stockholders, held on August 29, 2006, the following matters were considered and voted upon:

Proposal 1. To elect three Class II directors, to hold office until the 2009 annual meeting of stockholders. The votes for such nominees were as follows:

Nominee	For	Against	Withheld	Abstentions	Broker Non-Votes
Timothy J. Ng	30,496,996	—	931,194	—	—
Chester J. Silvestri	30,496,996	—	931,194	—	—
Susumu Kohyama	30,299,810	—	1,128,380	—	—

At the annual meeting, Timothy J. Ng, Chester J. Silvestri, and Susumu Kohyama were elected to serve as Class II directors until the 2009 annual meeting of stockholders, or until their successors have been elected by the stockholders or appointed by the Board of Directors pursuant to the Company’s bylaws.

The Class I directors are Roy E. Jewell and Thomas M. Rohrs, and the Class III directors are Rajeev Madhavan and Kevin C. Eichler, and their term of office as directors continued after the meeting.

Proposal 2. To ratify the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending April 1, 2007. The votes for such proposal were as follows:

For	Against	Withheld	Abstentions	Broker Non-Votes
31,415,219	12,171	—	800	—

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Employee Stock Purchase Plan, as amended					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: November 9, 2006	By	/S/ PETER S. TESHIMA
Peter S. Teshima, Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Employee Stock Purchase Plan, as amended					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

#	Indicates management contract or compensatory plan or arrangement.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.