Form 10-Q
period 2006-12-31
MAGMA DESIGN AUTOMATION INC
filed 2007-02-08
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

On February 1, 2007, 38,407,636 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements subject to the safe harbor protection offered by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and involve known and unknown risks and uncertainties that may cause actual outcomes to be materially different from those indicated by any forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the electronic design automation (“EDA”) market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; uncertainty surrounding the outcome of the Synopsys litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. For a discussion of these and other risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and Part II, Item 1A, “Risk Factors” of this Form 10-Q. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2006	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,049	$58,550
Restricted cash	4,600	58
Short-term investments	6,650	38,608
Accounts receivable, net	31,623	33,849
Prepaid expenses and other current assets	4,301	4,096

Total current assets	92,223	135,161
Property and equipment, net	17,840	20,062
Intangibles, net	66,554	75,735
Goodwill	48,810	43,985
Restricted cash	200	3,841
Other assets	4,750	5,280

Total assets	$230,377	$284,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143	$2,479
Accrued expenses	36,042	31,833
Deferred revenue	22,688	24,622

Total current liabilities	61,873	58,934
Convertible subordinated notes	65,155	105,500
Other long-term liabilities	2,440	5,727

Total liabilities	129,468	170,161
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	304,582	286,336
Deferred stock-based compensation	—	(2,020)
Accumulated deficit	(173,286)	(136,581)
Treasury stock	(29,301)	(32,650)
Accumulated other comprehensive loss	(1,090)	(1,186)

Total stockholders’ equity	100,909	113,903

Total liabilities and stockholders’ equity	$230,377	$284,064

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Revenue:
Licenses	$34,006	$34,889	$103,405	$101,503
Services	11,088	6,431	24,611	18,535

Total revenue	45,094	41,320	128,016	120,038

Cost of revenue:
Licenses	8,358	6,702	23,444	17,598
Services	5,661	4,183	16,352	12,566

Total cost of revenue	14,019	10,885	39,796	30,164

Gross profit	31,075	30,435	88,220	89,874

Operating expenses:
Research and development	15,660	11,643	46,716	36,794
In-process research and development	1,300	450	1,300	450
Sales and marketing	14,919	11,500	43,333	33,436
General and administrative	9,660	11,267	29,667	29,796
Amortization of intangible assets	2,923	2,682	8,735	9,152

Total operating expenses	44,462	37,542	129,751	109,628

Operating loss	(13,387)	(7,107)	(41,531)	(19,754)

Other income:
Interest income	623	795	2,181	2,042
Interest expense	(141)	(197)	(449)	(629)
Other income (expense), net	(326)	(776)	3,884	6,322

Other income (expense), net	156	(178)	5,616	7,735

Net loss before income taxes	(13,231)	(7,285)	(35,915)	(12,019)
Provision for income taxes	330	783	1,100	2,692

Net loss before cumulative effect of change in accounting principle	(13,561)	(8,068)	(37,015)	(14,711)
Cumulative effect of change in accounting principle	—	—	321	—

Net loss	$(13,561)	$(8,068)	$(36,694)	$(14,711)

Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.37)	$(0.23)	$(1.02)	$(0.43)

Net loss per common share, basic and diluted	$(0.37)	$(0.23)	$(1.01)	$(0.43)

Shares used in calculation, basic and diluted	37,072	34,470	36,289	34,237

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net loss	$(36,694)	$(14,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(321)	—
Depreciation and amortization	7,845	7,054
Amortization of intangible assets	31,434	26,103
In-process research and development	1,300	450
Provision for (recovery from) doubtful accounts	148	(349)
Amortization of debt issuance costs	354	544
Loss on strategic equity investments	440	854
Gain on repurchase of convertible notes, net of debt issuance cost write-off	(4,809)	(8,781)
Loss on sale of short-term investments	3	661
Loss on disposal of fixed assets	12	—
Stock-based compensation	12,308	3,910
Income tax benefit realized from gain on repurchase of convertible notes	—	853
Income tax benefit realized from debt issuance costs	259	65
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,120	6,267
Prepaid expenses and other assets	980	768
Accounts payable	438	(1,105)
Accrued expenses	(1,999)	9,639
Deferred revenue	(1,934)	(1,960)
Other long-term liabilities	(171)	(440)

Net cash provided by operating activities	11,713	29,822

Cash flows from investing activities:
Purchase of intangible assets	(22,631)	(25,333)
Purchase of property and equipment	(2,505)	(3,240)
Purchase of short-term investments	(13,397)	(83,746)
Proceeds from sale and maturities of short-term investments	45,416	162,289
Purchase of strategic equity investments	(900)	(750)
Restricted cash	(200)	—

Net cash provided by investing activities	5,783	49,220

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,031	4,617
Repurchase of common stock	—	(16,045)
Repurchase of convertible notes, net	(35,000)	(34,668)
Repayment of capital lease obligation	(1,018)	(556)

Net cash used in financing activities	(30,987)	(46,652)

Effect of foreign currency translation on cash and cash equivalents	(10)	(127)

Net (decrease) increase in cash and cash equivalents	(13,501)	32,263
Cash and cash equivalents at beginning of period	58,550	20,622

Cash and cash equivalents at end of period	$45,049	$52,885

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$514	$1,089

Issuance of common stock in connection with asset purchase	$6,327	$11,747

Issuance of common stock warrant in connection with intangible asset purchase	$—	$3,080

Purchase of fixed assets under capital leases	$2,328	$2,048

Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 1, 2007 (“fiscal year 2007”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended April 2, 2006 (“fiscal year 2006”), as filed with the SEC on June 15, 2006. The accompanying unaudited condensed consolidated balance sheet at April 2, 2006 is derived from audited consolidated financial statements at that date.

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

Change in Fiscal Year End

On January 26, 2005, the Company’s Board of Directors approved a change in Magma’s fiscal year end from March 31 to a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. After the fiscal year ended March 31, 2005, Magma’s fiscal years consist of four quarters of 13 weeks each except for fiscal year 2008 and each fifth or sixth fiscal year after fiscal year 2008, which includes one quarter with 14 weeks. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted. As a result of this change, the first quarter of Magma’s fiscal year 2006 included three additional days, the results of which were included in Magma’s Form 10-Q for that quarter.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of the Company’s stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings (accumulated deficit). During the three and nine months ended December 31, 2006, the Company recorded $11,000 of such charges to accumulated deficit.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate the adoption of SAB 108 will have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. The new guidance will be effective for the Company on April 2, 2007, the beginning of its fiscal year 2008. The Company is currently evaluating the provisions in FIN 48, however, at the present time, it does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial position or results of operations.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Stock-based Compensation

Adoption of SFAS 123R

Effective April 3, 2006, the Company accounts for stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which supersedes the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and requires the fair value recognition of share-based payment arrangements, including stock options, restricted stock, restricted stock units and shares issued under the Employee Stock Purchase Plan (“ESPP”). Prior to April 3, 2006, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance. The Company adopted SFAS 123R using the modified-prospective-transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified-prospective-transition method, the results of operations include compensation costs of unvested options and awards granted prior to April 3, 2006, and options and awards granted subsequent to that date. Additionally, the Company elected to use the straight-line method to recognize its stock-based compensation expenses over the option and award’s vesting periods. For options and awards granted prior to adoption of SFAS 123R, the Company continues to record stock-based compensation expenses under the accelerated attribution method. As required by SFAS 123R, on April 3, 2006, the Company eliminated the unamortized deferred stock compensation of $2.0 million and reduced the Company’s additional paid-in capital by the same amount, which had been included in stockholders’ equity in the Company’s condensed consolidated balance sheet as of April 2, 2006.

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

In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded stock-based compensation for the three and nine months ended December 31, 2006 and reclassified stock-based compensation for the three and nine months ended January 1, 2006 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Cost of revenue	$288	$4	$974	$51
Research and development expense	1,150	813	4,757	3,608
Sales and marketing expense	804	13	3,058	89
General and administrative expense	1,053	88	3,520	162

Total stock-based compensation expense	$3,295	$918	$12,309	$3,910

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods, since it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no excess tax benefits for the three and nine months ended December 31, 2006.

The adoption of SFAS 123R has had a material effect on the Company’s financial results since April 3, 2006. The Company’s operating loss for the three and nine months ended December 31, 2006 increased by $2.9 million and $9.6 million, respectively, and net loss by $2.9 million and $9.3 million, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended December 31, 2006 was $0.08 and $0.27, respectively, higher than if the Company had continued to account for stock-based compensation under APB 25. For the three and nine months ended January 1, 2006, the Company recognized $0.9 million and $3.9 million, respectively, of stock-based compensation expense under the intrinsic value method.

Stock-based compensation expense by type of awards during the three and nine months ended December 31, 2006 was as follows (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Stock options	$2,371	$8,117
Restricted stock and restricted stock units	607	2,607
Employee stock purchase plan	317	1,585

Total stock-based compensation expense	$3,295	$12,309

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan, which enables employees to purchase shares of the Company’s common stock. As of December 31, 2006, 1.4 million and 2.4 million shares of common stock were available for issuance under the Company’s stock incentive plans and ESPP, respectively.

Stock Options

The Company’s stock incentive plans require that stock options be granted at the market price of the Company’s common stock on the date of grant. Option grants vest over two to four years subject to the employee’s continuing service to the Company and expire no later than five or ten years from the grant date. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options, which is consistent with what was used for pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of SFAS 123R. The Black-Scholes option pricing model was developed to estimate the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected terms of instruments. The weighted average grant date fair value of options granted during the three and nine months ended December 31, 2006 was

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

$3.77 per share and $3.60 per share, respectively. The weighted average assumptions used in the model for the three and nine months ended December 31, 2006 were as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Expected life (years)	4.10	4.15
Volatility	47%	47-50%
Risk-free interest rate	4.49 - 4.73%	4.49 - 5.15%
Expected dividend yield	0%	0%

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

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the three and nine months ended December 31, 2006 is as follows (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 2, 2006	8,979	$10.64		$2,940
Granted	2,153	$7.77
Exercised	(1)	$6.08
Cancelled and forfeited	(324)	$14.13

Options outstanding at July 2, 2006	10,807	$9.96	5.60	$1,194

Granted	460	$8.31
Exercised	(14)	$6.73
Cancelled and forfeited	(142)	$10.29

Options outstanding at October 1, 2006	11,111	$9.89	5.34	$7,186

Granted	385	$9.10
Exercised	(44)	$5.78
Cancelled and forfeited	(150)	$12.26

Options outstanding at December 31, 2006	11,302	$9.84	5.09	$6,202

Vested and expected to vest at December 31, 2006	10,883	$9.90	5.10	$5,954
Exercisable at December 31, 2006	6,316	$10.76	5.45	$3,290

The total intrinsic value of options exercised was $149,843 and $165,364, respectively, during the three and nine months ended December 31, 2006, and $27,511 and $260,616, respectively, during the three and nine months ended January 1, 2006. As of December 31, 2006, there was approximately $14.3 million of

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 1.47 years.

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

A summary of the changes in restricted stock outstanding during the three and nine months ended December 31, 2006 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 2, 2006	389	$11.87
Granted	307	$7.11
Vested	(129)	$12.04
Forfeited	—	$—

Shares nonvested at July 2, 2006	567	$9.26

Granted	50	$9.50
Vested	(72)	$7.84
Forfeited	(7)	$7.11

Shares nonvested at October 1, 2006	538	$9.49

Granted	5	$10.99
Vested	(46)	$7.76
Forfeited	(46)	$11.61

Shares nonvested at December 31, 2006	451	$9.43

As of December 31, 2006, there was $2.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.24 years.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the changes in restricted stock units outstanding during the three and nine months ended December 31, 2006 is presented below (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Shares nonvested at April 2, 2006	—	$—
Granted	51	$0.0001
Vested	—	$—
Forfeited	(1)	$0.0001

Shares nonvested at July 2, 2006	50	$0.0001	4.94	$369

Granted	—	$—
Vested	(9)	$0.0001
Forfeited	(1)	$0.0001

Shares nonvested at October 1, 2006	40	$0.0001	4.69	$362

Granted	—	$—
Vested	(6)	$0.0001
Forfeited	(1)	$0.0001

Shares nonvested at December 31, 2006	33	$0.0001	4.44	$299

Vested and expected to vest at December 31, 2006	32	$0.0001	4.23	$285

As of December 31, 2006, there was $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.26 years.

The total fair value of restricted stock and restricted stock units that were vested was $0.5 million and $2.7 million, respectively, during the three and nine months ended December 31, 2006, and was $0.2 million and $1.1 million, respectively, during the three and nine months ended January 1, 2006.

Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan provides for a series of overlapping offering periods with a duration of 24 months, with new offering periods beginning in February, May, August, and November of each year. The 2001 ESPP allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. In the event that the fair market value on the last date of the accumulation period is lower than the fair market value at the beginning of the offering period, participants are automatically re-enrolled in a new 24-month offering period at the lower fair market value. During the three and nine months ended December 31, 2006, a total of 304,043 and 951,949, respectively, shares were issued under the 2001 ESPP at an average price of $5.40 and $5.38 per share, respectively. As of December 31, 2006, a total of 2,418,029 shares of common stock remained available for issuance under the 2001 ESPP.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Compensation expense for ESPP is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average estimated grant date fair value of purchase rights granted under the ESPP during the three and nine months ended December 31, 2006 was $2.64 and $2.65 per share, respectively. The weighted average assumptions used in the model for the three and nine months ended December 31, 2006 were as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Expected life (years)	1.13	1.13
Volatility	47%	47 - 51%
Risk-free interest rate	4.93%	4.93 - 5.11%
Expected dividend yield	0%	0%

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

As of December 31, 2006, the Company had $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 0.51 years.

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

Stock-Based Compensation for the Three and Nine Months Ended January 1, 2006

During the three and nine months ended January 1, 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions of APB 25 and related guidance. The Company recognized in its unaudited condensed consolidated statements of operations $1.3 million and $3.0 million, respectively, of stock-based compensation expense primarily for the intrinsic value of restricted stock awarded during the three and nine months ended January 1, 2006.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and nine months ended January 1, 2006, the Company complied with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands, except per share amount):

	Three Months Ended January 1, 2006	Nine Months Ended January 1, 2006
Net loss:
As reported	$(8,068)	$(14,711)
Add: Stock-based employee compensation expense included in reported net loss	918	3,910
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(6,124)	(18,552)

Pro forma	$(13,274)	$(29,353)

Net loss per share, basic and diluted:
As reported	$(0.23)	$(0.43)

Pro forma	$(0.39)	$(0.86)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Three Months Ended January 1, 2006	Nine Months Ended January 1, 2006
Stock options	$3.94	$3.85
Employee stock purchase plans	$3.50	$2.63

The fair value of options at the date of grant and share purchase rights granted under the employee stock purchase plans was estimated using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Three Months Ended January 1, 2006	Nine Months Ended January 1, 2006
Stock options:
Risk-free interest rate	4.33%	3.99%
Expected dividend yield	0%	0%
Volatility	61%	62%
Expected life (years)	3.45	3.02

Employee stock purchase plans:
Risk-free interest rate	4.34%	4.25%
Expected dividend yield	0%	0%
Volatility	61%	62%
Expected life (years)	1.13	1.16

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Comprehensive Income (Loss)

Comprehensive loss includes net loss, unrealized gain or loss on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net loss	$(13,561)	$(8,068)	$(36,694)	$(14,711)
Unrealized gain (loss) on available-for-sale investments	42	(9)	64	808
Foreign currency translation adjustments	85	109	32	289

Comprehensive loss	$(13,434)	$(7,968)	$(36,598)	$(13,614)

Components of accumulated other comprehensive loss was as follows (in thousands):

	December 31, 2006	April 2, 2006
Unrealized loss on available-for-sale investments	$(8)	$(72)
Foreign currency translation adjustments	(1,082)	(1,114)

Accumulated other comprehensive loss	$(1,090)	$(1,186)

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

For the three and nine months ended December 31, 2006 and January 1, 2006, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three and Nine Months Ended
	December 31, 2006	January 1, 2006
Shares of common stock upon full conversion of convertible subordinated notes	2,850	4,615
Shares of common stock issuable for all outstanding instruments under stock option plans	11,302	8,995
Weighted average price of shares issuable under stock option plans	$9.84	$10.72

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5. Cash Equivalents and Investments

Cash, cash equivalents and short-term investments are detailed as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2006
Cash (U.S. and international)	$13,544	$—	$—	$13,544
Money market funds (U.S.)	10,148	—	—	10,148
Money market funds (International)	8,653	—	—	8,653
Commercial paper	12,712	—	(8)	12,704
Auction rate preferred	6,650	—	—	6,650

	$51,707	$—	$(8)	$51,699

April 2, 2006
Cash (U.S. and international)	$5,457	$—	$—	$5,457
Money market funds (U.S.)	4,898	—	—	4,898
Money market funds (International)	7,711	—	—	7,711
Commercial paper	40,556	—	(72)	40,484
Auction rate preferred	3,250	—	—	3,250
Government agencies	158	—	—	158
Auction rate certificates	35,200	—	—	35,200

	$97,230	$—	$(72)	$97,158

As of December 31, 2006, the stated maturities of the Company’s current investments (including $12.7 million classified as cash equivalent investments in the table above) are $12.7 million within one year and $6.7 million after ten years.

As of December 31, 2006, all unrealized losses related to instruments with durations of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at December 31, 2006 were temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. There were no significant losses realized in connection with the convertible subordinated note repurchases in May 2006. See Note 10 for information regarding the repurchases of convertible subordinated notes.

Note 6. Business Combination

Knights Technology, wholly owned subsidiary of FEI Company (“Knights”)

On November 20, 2006, the Company acquired all of the outstanding stock of Knights, a wholly owned subsidiary of FEI Company. Knights is a provider of yield management and failure analysis software solutions to the semiconductor industry. The acquisition broadens the Company’s product portfolio and should allow the Company to tighten the link between design and manufacturing.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company acquired Knights for total consideration of approximately $8.0 million in cash. The Company retained $250,000 of the initial consideration in a segregated bank account to secure certain indemnification obligations of FEI Company, and this $250,000 was recorded as restricted cash and is separately disclosed on the Company’s consolidated balance sheet as of December 31, 2006. The results of operations from Knights have been included in Magma’s results of operations from the acquisition date. The Company does not consider the Knights acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the three and nine months ended December 31, 2006.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of the purchase price allocations pertaining to the Knights acquisition and the amortization periods of the intangible assets acquired is as follows (in thousands):

Cash consideration paid	$8,000
Transaction costs	140

Total purchase price	$8,140

Allocation of purchase price:
Current assets	$1,262
Non-current assets	99
Current liabilities	(1,121)

Net tangible assets acquired	240
Intangible assets acquired:
Customer relationship or base	1,000
Developed technology	2,600
Trademarks	500
Acquired customer contracts	300
Non-competition agreements	200
In-process research and development	1,300
Goodwill	2,000

Total assets acquired	$8,140

Amortization period of intangibles (in years)
Customer relationship or base	7
Developed technology	4-5
Trademarks	7
Acquired customer contracts	3
Non-competition agreements	3

The excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, trademarks and customer and contract-related assets, in-process research and development (“IPR&D”) and goodwill. The purchase price of $1.3 million allocated to IPR&D was recognized as a charge to operating expenses on the acquisition date.

The values assigned to developed technologies were based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 11%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

Other intangibles include the value of an existing customer relationship or base, trademarks, non-competition agreements and existing customer contracts. The cash flows generated by these intangible assets were valued using discount rates ranging from 13% to 14%.

The in-process technologies acquired from Knights are at a stage of development that require further research and development to determine technical feasibility and commercially viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at rates ranging from 15% to 16%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for in-process technology projects acquired ranged from 48% to 60%, and was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. The in-process technology projects are expected to be completed during the first quarter of fiscal year 2008.

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

ACAD Corporation (“ACAD”)

On November 29, 2005, the Company acquired ACAD, a privately-held company that develops circuit simulation software, for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of December 31, 2006, $2.8 million of the contingent consideration, which was in connection with achievement of certain financial and technical milestones during the second and third quarter of fiscal 2007, has been earned (of which $1.5 million has been paid) and was recorded as an addition to goodwill on the Company’s unaudited condensed consolidated balance sheet.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7. Asset Purchases

Technology Licenses

On October 6, 2006, the Company acquired a technology license and certain other information from another company for a total fee of $2.0 million. The licensed technology will be integrated into the Company’s current product offerings and various other products under development. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free worldwide license. The Company also agreed to pay up to $6.0 million of cash in additional license fees based upon achievement of certain milestones. As of December 31, 2006, none of the additional license fees has been earned.

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

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase or merger agreement.

For the three and nine months ended December 31, 2006, the Company recorded $3.8 million and $12.3 million, respectively, approximately half in cash and half in stock, of intangible assets resulting from contingent consideration that was paid or became payable to stockholders of Mojave, Inc.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Goodwill and Intangible Assets

The following table summarizes goodwill and the components of intangible assets and related accumulated amortization balances as of December 31, 2006 and April 2, 2006 (in thousands):

	Weighted Average Life (months)	December 31, 2006			April 2, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$48,810	$—	$48,810	$43,985	$—	$43,985

Intangible assets:
Developed technology	40	$104,445	$(57,435)	$47,010	$89,192	$(37,824)	$51,368
Licensed technology	39	38,093	(26,703)	11,390	33,093	(17,962)	15,131
Customer relationship or base	42	3,310	(1,455)	1,855	2,310	(1,086)	1,224
Patents	58	12,690	(7,989)	4,701	12,690	(5,934)	6,756
Acquired customer contracts	25	1,390	(1,037)	353	1,090	(782)	308
Assembled workforce	45	1,235	(916)	319	1,235	(675)	560
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	22	500	(114)	386	300	(33)	267
Trademarks	20	900	(360)	540	400	(279)	121

Total		$162,663	$(96,109)	$66,554	$140,410	$(64,675)	$75,735

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s unaudited condensed consolidated statement of operations. For the three and nine months ended December 31, 2006 and January 1, 2006, the amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Amortization of intangible assets included in:
Cost of revenue—licenses	$7,964	$6,524	$22,699	$16,951
Operating expenses	2,923	2,682	8,735	9,152

Total	$10,887	$9,206	$31,434	$26,103

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2007 (remaining three months)	$10,691
2008	27,871
2009	21,400
2010	3,760
2011 and thereafter	2,832

Total expected future annual amortization	$66,554

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

Revenue from the North America, Europe, Japan and Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
North America*	$31,596	$20,939	$84,197	$78,443
Europe	4,858	15,407	15,245	24,103
Japan	5,930	3,210	18,728	11,185
Asia-Pacific (excluding Japan)	2,710	1,764	9,846	6,307

	$45,094	$41,320	$128,016	$120,038

	Three Months Ended		Nine Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
North America*	70%	51%	65%	65%
Europe	11	37	12	20
Japan	13	8	15	9
Asia-Pacific (excluding Japan)	6	4	8	6

	100%	100%	100%	100%

*	Substantially all its North America revenue related to the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended			Nine Months Ended
	December 31, 2006		January 1, 2006	December 31, 2006		January 1, 2006
Customer A	14%		11%	*	*	18%
Customer B	*	*	17%	*	*	*	*

**	Less than 10% of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 10. Repurchases of Convertible Subordinated Notes

In May 2006, the Company repurchased, in privately negotiated transactions, $40.3 million face amount (or approximately 38.2% of the remaining principal) of the Company’s zero coupon convertible subordinated notes

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

due May 2008 at an average discount to face value of approximately 13%. The Company spent approximately $35.0 million on the repurchases. The repurchase left approximately $65.2 million principal amount of convertible subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions entered into by Magma in 2003 to limit potential dilution from conversion of the notes was terminated in connection with the repurchase. In the first quarter of fiscal 2007, the Company recorded a pre-tax gain of $5.3 million on the repurchase, which was partially offset by the write-off of $0.5 million of deferred financing costs associated with the convertible subordinated notes. The Company received 14,467 shares of Magma common stock, valued at approximately $102,000, as settlement for termination of a portion of the hedge and warrant in connection with the repurchase. The amount was recorded against additional paid-in-capital.

In May 2005, the Company repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7% of the total) of the Company’s zero coupon convertible subordinated notes due May 2008 at an average discount to face value of approximately 22%. The Company spent approximately $34.8 million on the repurchases. The repurchase left approximately $105.5 million principal amount of convertible subordinated notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In the first quarter of fiscal 2006, the Company recorded a pre-tax gain of $9.7 million on the repurchase, which was partially offset by the write-off of $0.9 million of deferred financing costs associated with the convertible subordinated notes. The net cash proceeds of $140,000 from the termination of a portion of the hedge and warrant were recorded against additional paid-in capital.

Note 11. Line of Credit

In November 2006, the Company established a $5.0 million revolving line of credit facility with Wells Fargo Bank, N.A. The credit facility is available through November 2011 and bears an interest rate equal to the bank’s prime rate less 1.60% or LIBOR plus 0.60%. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of December 31, 2006, there were no borrowings outstanding under the credit facility. The credit facility is secured by deposits held with the bank.

In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. As of December 31, 2006, two letters of credit totaling $350,000 were outstanding under the credit facility.

Note 12. Commitments and Contingencies

Commitments

The Company leases its facilities under non-cancelable operating leases expiring at various dates through March 2013. In December 2006, the Company entered into several new leases for its corporate headquarters as well as its new operation facilities in India. Approximate future minimum lease payments under the operating leases at December 31, 2006 are as follows (in thousands):

Fiscal Year
2007 (remaining three months)	$1,474
2008	6,763
2009	6,477
2010	5,994
2011 and thereafter	5,809

$26,517

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contingencies

The Company is subject to the legal proceedings described below and from time to time, the Company is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation matters and disputes is increasing as the Company’s business expands and it grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation matters and disputes could harm the Company’s business and have an adverse effect on the Company’s consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, the Company has not recorded any liabilities relating to these contingencies as of December 31, 2006. Legal fees are expensed in the period in which they are incurred.

Litigation with Synopsys

Synopsys California Case

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued the Company for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ’114 Patent”), 6,453,446 (“the ’446 Patent”), and 6,725,438 (“the ’438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On April 18, 2005, Synopsys, Inc. filed an action against the Company in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to the Company’s ’446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States.

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

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing Magma’s affirmative defenses and counterclaim alleging the invalidity of the ’114 Patent. On July 14, 2005, the Court vacated the hearings on Magma’s motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopsys’s motion for partial summary judgment establishing unfair competition. The Court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin the Company from abandoning or dedicating to the public the ’446 Patent or the ’438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment seeking dismissal of certain counterclaims and defenses asserted by the Company on the grounds of estoppel by contract. On September 16, 2005, Synopsys filed a revised motion for preliminary injunction. On September 30, 2005, the Company filed its oppositions to Synopsys’s preliminary injunction motion and estoppel by contract motion.

On July 29, 2005, Synopsys, Inc. filed an action against the Company in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to the Company’s ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006, July 11, 2006, October 23, 2006, and December 26, 2006, and set a further hearing for February 28, 2007.

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

On August 30, 2005, the Court issued a temporary restraining order against the Company restraining and enjoining the Company from taking any steps in the United States Patent and Trademark Office (“USPTO”) to abandon, suspend or disclaim the ’446 and ’438 Patents, failing or refusing to pay the maintenance fees for the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

’446 and ’438 Patents, or seeking reexamination of the ’446 and ’438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2, 2005. On December 1, 2005, the Court vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining the Company from abandoning, dedicating to the public or seeking reexamination in the USPTO of the ’446 Patent or the ’438 Patent.

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

On October 19, 2005, the Court granted in part and denied in part Synopsys’s motion to strike certain affirmative defenses and to dismiss certain counterclaims in the Company’s Answer and Counterclaims to Synopsys’s Third Amended Complaint. The Court dismissed without leave to amend the Company’s counterclaims seeking correction of inventorship of the ’446 and ’438 Patents. The Court also struck without leave to amend the Company’s affirmative defenses of (1) invalidity of the ’446 and ’438 Patents based on failure to name all inventors, (2) unenforceability of the ’446 and ’438 patents due to inequitable conduct, and (3) unclean hands. The Court struck with leave to amend the Company’s affirmative defenses of invalidity of the ’446 and ’438 Patents based on 35 U.S.C. §§ 102, 103 and 112, as well as the Company’s affirmative defense that Synopsys is not the owner of any invention defined by the claims of the ’446 and ’438 Patents. On October 24, 2005, the Company filed a motion for summary judgment as to the first cause of action (for patent infringement) in Synopsys’s Third Amended Complaint on the grounds that IBM is an owner of all the patents-in-suit. Also on October 24, 2005, Synopsys filed (1) a motion for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (2) a motion for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel.

On November 2, 2005, the Company filed a motion for leave to file an amended answer and counterclaims to Synopsys’s Third Amended Complaint, requesting leave to amend the Company’s answer to add affirmative

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

defenses of invalidity of the ’446 and ’438 Patents based on 35 U.S.C. §§ 102, 103 and 112. The Company’s motion was set for hearing on December 16, 2005, but the Court vacated the hearing date and took the matter under submission.

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

By order dated March 30, 2006, the Court denied Magma’s motion for summary judgment regarding patent ownership, as well Synopsys’s motions (1) for partial summary judgment based on estoppel by contract, (2) for partial summary judgment to dismiss the Company’s joint ownership defenses and counterclaims, and (3) for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. The parties subsequently stipulated (a) that Magma would withdraw its claim to ownership of the ’446 and ’438 Patents on the basis that the “buckets” claims (i.e., Claims 17, 18, 31, and 32 of the ’446 Patent and Claims 17 and 18 of the ’438 Patent) were conceived by Magma engineers after Lukas van Ginneken left Synopsys and (b) that Synopsys would withdraw its assertion that Magma would be foreclosed from arguing that the inventions in the ’446 and ’438 Patents were reduced to practice after van Ginneken left Synopsys.

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed June 9, 2006. The parties’ reply post-trial briefs were filed June 30, 2006.

On August 8, 2005, the Company filed a request for ex parte reexamination of the ’114 Patent. On September 22, 2005, the USPTO instituted a reexamination proceeding, indicating that a substantial new question of patentability was raised by the request. On August 5, 2006, the USPTO rejected all pending claims (1-15) of the ’114 Patent. In response to that office action, Synopsys canceled all the independent claims of the patent.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On August 18, 2006, a third party submitted requests for ex parte reexamination of the ’446 and ’438 Patents to the USPTO. The USPTO received those requests on August 23, 2006.

On September 1, 2006, Synopsys filed a motion for preliminary injunction that sought to require the Company (1) to seek a stay of reexamination of the ’446 and ’438 Patents or transfer ownership of the ’446 and ’438 Patents to Synopsys so that Synopsys may participate in the reexamination proceedings, and (2) to refrain from filing a patent owner’s statement in any reexamination proceedings for the ’446 and ’438 Patents. On September 14, 2006, the Company filed an opposition to Synopsys’s motion. On September 29, 2006, the Court issued an order denying the motion, without prejudice to Synopsys’s refiling the motion if and when the USPTO issues an order for reexamination of the ’446 or ’438 Patent.

On November 25, 2006, the PTO granted a request for reexamination of the ’438 Patent. On December 1, 2006, Synopsys moved for a preliminary injunction seeking an order that the Company (1) withdraw its claims of ownership of the ’446 and ’438 Patents and execute a quitclaim assignment transferring title in the patents to Synopsys, or, alternatively, (2) seek a stay in the PTO of any reexamination proceedings of the ’446 and ’438 Patents.

On December 26, 2006, Magma filed a second request for reexamination of the ’114 Patent.

On January 3, 2007, the court ordered the Company to withdraw its claim of ownership of the ’446 and ’438 Patents and to execute a quitclaim assignment transferring title in the ’446 and ’438 Patents to Synopsys. On January 5, 2007, Magma executed a Quitclaim Assignment of the ’446 and ’438 Patents to Synopsys and recorded the assignment with the PTO. On January 10, 2007, the PTO granted the request for reexamination of the ’446 Patent. Thus, all three patents-in-suit are in reexamination.

On January 29, 2007, the Company filed a motion to stay the action pending the conclusion of the reexaminations of the ’114, ’446 and ’438 Patents.

On January 31, 2007, the Court issued its Memorandum of Decisions and Findings of Fact and Conclusions of Law Regarding Ownership Trial. The Court concluded that IBM and Synopsys are joint owners of the ’446 and ’438 Patents, and ordered Synopsys to take all steps necessary to add IBM as a joint owner of record of the ’446 and ’438 Patents. The Court also concluded that IBM and Synopsys are joint owners of certain foreign and continuation applications based on the ’446 and ’438 Patents, namely, United States Patent Applications Nos. 10/828,547, 11/245,530, and 11/246, 451; Japan Patent Application No. JP20000526885T; Israel Patent Application No. IL136709D; Canada Patent Application No. CA2317538; European Patent Application No. EP1040435; and International Patent Application No. WO9934310. The Court ordered Magma to take all necessary steps to transfer those applications to Synopsys and IBM. The Court also concluded that Synopsys is the sole owner of the ’114 Patent.

On February 6, 2007, the Court issued an order denying Magma’s motion for leave to amend its answer to assert defenses alleging the invalidity of the ’446 and ’438 Patents. The Court based its decision on a finding that Magma is barred from asserting the invalidity of those patents by the doctrine of assignor estoppel. Also on February 6, 2007, the Court issued an order denying the Company’s motion for reconsideration and for leave to amend its answer to assert an unclean hands defense. One of the Company’s bases for moving for leave to assert this defense was an argument that Synopsys improperly withheld evidence that the ’446 and ’438 patents were invalid under the on-sale bar. The Court rejected this argument, holding that because assignor estoppel bars the Company from asserting the invalidity of the ’446 and ’438 Patents, the Company may not circumvent this doctrine by asserting invalidity arguments (which include the on-sale bar) in the guise of an unclean hands defense.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Synopsys Delaware Case

On September 26, 2005, Synopsys, Inc. filed an action against the Company in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ‘501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by the Company as a result of its alleged infringement of the patents-in-suit.

On October 19, 2005, the Company filed its answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that the Company’s products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust and unfair competition counterclaims based on Synopsys’s anti-competitive behavior, monopolistic tactics, and its assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement, trade libel, and tortious interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

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

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and the Company’s counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. The Company’s opposition to that motion was filed on February 6, 2006. The Court denied Synopsys’s motion on May 25, 2006.

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

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on February 28, 2007, and trial is scheduled for June 11, 2007.

On August 25, 2006, the Company dropped its allegation that Synopsys infringes the ‘610 Patent. On September 15, 2006, Synopsys dropped its claims that the Company infringes the ‘733 and ‘501 Patents. On

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

October 13, 2006, Synopsys filed a second motion to bifurcate the trial as to the antitrust claims and to stay antitrust discovery, based in part on the fact that the ‘733 and ‘501 Patents are no longer being asserted. The Company filed its opposition to that motion on October 27, 2006, and the Court denied that motion on January 22, 2007.

A claim construction hearing before the Court was held on November 29, 2006. Trial remains scheduled for June 11, 2007.

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

Other Litigation

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. The case is now proceeding on the remaining claims.

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

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that Magma and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies Magma’s FineSim software, and other unidentified devices or programs, as the products accused of infringement. Magma has extended the time to answer the complaint until February 12, 2007. The complaint seeks unspecified monetary damages, attorneys’ fees, and costs. The Company intends to vigorously defend against the claims asserted by Bhandari. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against Bhandari’s claims. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2006.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2006.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2006. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our unaudited condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements subject to the safe harbor protection of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. Please consider our forward-looking statements in light of the risks referenced in this report’s introductory cautionary note. We undertake no additional obligation to update these forward-looking statements.

Overview

We provide electronic design automation, or EDA, software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits, or ICs, used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced ICs, specifically those with minimum feature sizes of 0.13 micron and smaller.

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

Our accomplishments during the third quarter of fiscal 2007:

•

We achieved quarterly revenue of $45.1 million during the third quarter of fiscal 2007, up 7% from the prior quarter and up 9% from the same quarter in fiscal 2006. License revenue for the third quarter of fiscal 2007 accounted for approximately 75% of total revenue, compared to 83% in the prior quarter and 84% in the same quarter in the prior year.

•

Our total number of employees increased to 805 as of December 31, 2006 up from 639 as of April 2, 2006. Most of the increase represents additions to our R&D and application engineering organizations. Our investments in these organizations are expected to enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•	During the first three quarters of fiscal 2007, cash flows generated from operations were $11.7 million, or 9% of revenue for the same period of fiscal 2007.

•	We strive to offer the best products for delivering the best quality of results as defined by chip performance, area and manufacturability.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, allowance for doubtful accounts, strategic investments, asset purchases and business combinations, valuation of long-lived assets and income taxes to be our most critical policies due to the estimation processes involved in each.

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

Except in cases where we grant extended payment terms to a specific customer, we have determined that our fees are fixed or determinable at the inception of our arrangements based on the following:

•	The fee our customers pay for our products is negotiated at the outset of an arrangement and is generally based on the specific volume of products to be delivered; and

•	Our license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer or the expected number of users of the product delivered.

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

Adoption of SFAS 123R has had a material effect on our financial results since April 3, 2006, increasing total stock-based compensation expenses from $0.9 million and $3.9 million, respectively, for the three and nine months ended January 1, 2006 using the intrinsic value method to $3.3 million and $12.3 million, respectively, for the three and nine months ended December 31, 2006 using the SFAS 123R fair value method. We continue to evaluate the terms of our stock-based compensation arrangements to provide appropriate incentives to recruit and retain our employees. We expect our quarterly stock-based compensation expense in the fourth quarter of fiscal 2007 to be consistent with the amount in the third quarter of fiscal 2007. In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation as provided in Note 2 to the unaudited condensed consolidated financial statements.

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange-traded options that have no vesting restrictions and were fully transferable. In addition, the Black-Scholes option-pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected term of instruments. In developing estimates used in the adoption of SFAS 123R, we established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and prevesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected volatility under SFAS 123R was developed based on the average of our historical weekly stock price volatility and average implied volatility.

Additionally, SFAS 123R requires the rate of forfeiture to be estimated and recorded during the option term unlike previous accounting guidance which allowed adjustments to stock compensation when forfeitures occurred. Consequently, during the first quarter of 2007, we recorded a credit of $321,000 reflecting the cumulative effect of the change in accounting principle for forfeitures primarily related to unvested restricted stock that had previously been recognized as stock-based compensation expense without consideration of forfeitures. No income tax benefit related to the cumulative effect of the change in accounting for stock option forfeitures was recorded as we have provided full valuation allowance against our net deferred tax assets.

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

As of December 31, 2006, none of our customers accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Other estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation.

Goodwill impairment

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 9 to the unaudited condensed consolidated financial statements). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of intangibles and long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. If one or more indicators of impairment exist, we will measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of December 31, 2006, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.3 million at December 31, 2006. Our ability to recover our investments in private, non-marketable equity securities and convertible notes, and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, may be constrained.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.1 million and $0.4 million, respectively, during the three and nine months ended December 31, 2006. Similarly, we recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.3 million and $0.9 million, respectively, during the three and nine months ended January 1, 2006.

Results of Operations

Revenue overview

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

		December 31, 2006	% of Revenue	January 1, 2006	% of Revenue
Revenue category:
Three Months Ended:
License revenue
Ratable	Bundled and Unbundled	$5,644	12%	$7,428	18%
Due & Payable	Unbundled	16,482	37%	15,188	37%
Cash Receipts	Unbundled	1,805	4%	1,515	3%
Up-Front*	Unbundled	10,075	22%	10,758	26%

Total license revenue		34,006	75%	34,889	84%
Services revenue		11,088	25%	6,431	16%

Total Revenue		$45,094	100%	$41,320	100%

Nine Months Ended:
License revenue
Ratable	Bundled and Unbundled	$14,586	11%	$18,692	16%
Due & Payable	Unbundled	49,739	39%	43,320	36%
Cash Receipts	Unbundled	6,256	5%	6,004	5%
Up-Front	Unbundled	32,824	26%	33,487	28%

Total license revenue		103,405	81%	101,503	85%
Services revenue		24,611	19%	18,535	15%

Total Revenue		$128,016	100%	$120,038	100%

*	Included $9,097 of revenue from new contracts for the quarter ended December 31, 2006.

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

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long term licenses) or may exceed them (if we have more-than-expected short term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors in Part II, Item 1A of this Form 10-Q.

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands, except for percent data):

	December 31, 2006	% of Revenue	January 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$34,006	75%	$34,889	84%	$(883)	(3)%
Services	11,088	25%	6,431	16%	4,657	72%

Total revenue	45,094	100%	41,320	100%	3,774	9%

Cost of revenue:
Licenses	8.358	19%	6,702	16%	1,656	25%
Services	5,661	13%	4,183	10%	1,478	35%

Total cost of revenue	14,019	31%	10,885	26%	3,134	29%

Gross profit	$31,075	69%	$30,435	74%	$640	2%

Nine Months Ended:
Revenue:
Licenses	$103,405	81%	$101,503	85%	$1,902	2%
Services	24,611	19%	18,535	15%	6,076	33%

Total revenue	128,016	100%	120,038	100%	7,978	7%

Cost of revenue:
Licenses	23,444	18%	17,598	15%	5,846	33%
Services	16,352	13%	12,566	10%	3,786	30%

Total cost of revenue	39,796	31%	30,164	25%	9,632	32%

Gross profit	$88,220	69%	$89,874	75%	$(1,654)	(2)%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific (India, South Korea, Taiwan, Hong Kong and China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands, except for percent data):

	December 31, 2006	% of Revenue	January 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$31,596	70%	$20,939	51%	$10,657	51%

International:
Europe	4,858	11%	15,407	37%	(10,549)	(68)%
Japan	5,930	13%	3,210	8%	2,720	85%
Asia-Pacific	2,710	6%	1,764	4%	946	54%

Total International	13,498	30%	20,381	49%	(6,882)	(34)%

Total revenue	$45,094	100%	$41,320	100%	$3,774	9%

Nine Months Ended:
Domestic	$84,197	65%	$78,443	65%	$5,753	7%

International:
Europe	15,245	12%	24,103	20%	(8,858)	(37)%
Japan	18,728	15%	11,185	9%	7,543	67%
Asia-Pacific	9,846	8%	6,307	6%	3,539	56%

Total International	43,819	35%	41,595	35%	2,224	5%

Total revenue	$128,016	100%	$120,038	100%	$7,978	7%

Revenue

•	Revenue for the three and nine months ended December 31, 2006 was $45.1 million and $128.0 million, respectively, up 9% and 7%, respectively, from the same periods in the prior year.

•

License revenue decreased by 3% in the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006 and increased by 2% in the nine months ended December 31, 2006 compared to the same period in fiscal 2006. There were large orders executed during the fiscal 2007 periods within the U.S., Japan and Asia-Pacific (excluding Japan). These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, among their design group designers. The increase in license revenue from these regions was partially offset by a decrease in license revenue from Europe for the nine months ended December 31, 2006 compared to the same period in the prior year, and was more than offset by a decrease in revenue from Europe for the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006. One customer accounted for greater than 10% of the revenue for the quarter ended December 31, 2006 and no customer accounted for greater than 10% of the revenue for the nine months ended December 31, 2006. License revenue as a percentage of revenue decreased 9% and 4%, respectively in the three and nine months ended December 31, 2006 as compared to the same periods in fiscal 2006.

•

Service revenue increased by 72% and 33%, respectively, in the three and nine months ended December 31, 2006 compared to the same periods in the prior year. The increase in service revenue during the three and nine months ended December 31, 2006 as compared to the same periods in fiscal 2006 was primarily due to our growth in customer base and increased penetration into our major customers.

•

Domestic revenue increased by 51% and 7%, respectively, in the three and nine months ended December 31, 2006 compared to the same periods in the prior year primarily due to revenue recognized as a result of increased penetration into our major U.S. customers. Domestic revenue as a percentage of total revenue increased by 19% in the third quarter of fiscal 2007 compared to the same quarter in fiscal 2006 and remained the same for the nine months ended December 31, 2006 compared to the same period in the prior year.

•

International revenue decreased by 34% in the third quarter of fiscal 2007 compared to the same quarter in fiscal 2006 primarily due to lower revenue from Europe. International revenue increased by 5% in the nine months ended December 31, 2006 compared to the same period in the prior year primarily due to an increase in purchases of new technology products and additional license capacity by our existing customers in Japan and Asia-Pacific (excluding Japan).

Cost of Revenue

•

Cost of license revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of license revenue increased by $1.7 million and $5.8 million, respectively, in the three and nine months ended December 31, 2006 as compared to the same periods in the prior year. The increase was primarily due to amortization charges related to new acquired intangible assets and to several existing acquired technology licenses, as we began recognizing revenue from such products that were based on these acquired technologies during the periods. Amortization expenses on these existing technology assets were included in the operating expense for prior periods.

•

Cost of service revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of service revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of service revenue increased by $1.5 million and $3.8 million, respectively, in the three and nine months ended December 31, 2006 compared to the same periods in the prior year primarily due to an increase of personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in the fiscal 2007 periods. Additionally, stock-based compensation expense accounted for a $0.3 million and $0.9 million, respectively, increase in the cost of service revenue for the three and nine months ended December 31, 2006 compared to the same periods in the prior year.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands, except for percent data):

	December 31, 2006	% of Revenue	January 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$15,660	35%	$11,643	28%	$4,017	35%
In-process research and development	1,300	3%	450	1%	850	189%
Sales and marketing	14,919	33%	11,500	28%	3,419	30%
General and administrative	9,660	21%	11,267	27%	(1,607)	(14)%
Amortization of intangible assets	2,923	6%	2,682	6%	241	9%

Total operating expenses	$44,462	99%	$37,542	91%	$6,920	18%

	December 31, 2006	% of Revenue	January 1, 2006	% of Revenue	Dollar Change	% Change
Nine Months Ended:
Operating expenses:
Research and development	$46,716	36%	$36,794	31%	$9,922	27%
In-process research and development	1,300	1%	450	3%	850	189%
Sales and marketing	43,333	34%	33,436	28%	9,897	30%
General and administrative	29,667	23%	29,796	25%	(129)	(0.4)%
Amortization of intangible assets	8,735	7%	9,152	8%	(417)	(5)%

Total operating expenses	$129,751	101%	$109,628	91%	$20,123	18%

•

Research and development expense increased by 35% and 27%, respectively, in the three and nine months ended December 31, 2006 compared to the same periods in the prior year primarily due to an increase in payroll-related expenses of $3.4 million and $7.6 million, respectively, an increase in stock-based compensation charges of $0.3 million and $1.1 million, respectively, and increases in other individually insignificant items. The increases in payroll related expenses in the three and nine months ended December 31, 2006 were principally attributable to an increase in bonus expense of $0.9 million and $1.2 million, respectively, and an increase in salaries and related expenses of $2.1 million and $5.1 million, respectively, due to increases in the number of employees and annual wage increases. Stock-based compensation expense for fiscal 2007 periods was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. We expect our quarterly research and development expense in the last quarter of fiscal 2007 to increase moderately and to remain at approximately the same percentage of sales as the third quarter of fiscal 2007. Growth in the number of employees in our research and development will be the primary factor driving up both fixed and variable compensation levels.

•

In-process research and development (“IPR&D”) expense of $1.3 million for the three and nine months ended December 31, 2006 consisted of a charge recorded in connection with our acquisition of Knights in November 2006. IPR&D expense of $450,000 for the three and nine months ended January 1, 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. ACAD’s in-process technology projects were completed in the second quarter of fiscal 2007 and we expect to bring Knight’s in-process products to completion during the first quarter of fiscal 2008.

•

Sales and marketing expense increased by 30% in both the three and nine months ended December 31, 2006 compared to the same periods in the prior year due principally to an increase in payroll related expenses of $2.3 million and $6.5 million, respectively, an increase in stock-based compensation charges of $0.8 million and $3.0 million, respectively, and increases in other individually insignificant items such as marketing and travel expenses. The increases in payroll related charges were primarily due to increases in the number of employees and merit-based compensation. The number of employees in sales and marketing increased by 22% over the comparable period primarily due to growth in the number of application engineer employees. Stock-based compensation expense for fiscal 2007 periods was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. There were no material changes in our other sales and marketing activities in fiscal 2007 compared to the same periods in the prior year. We expect our quarterly sales and marketing expenses in the last quarter of fiscal 2007 to increase moderately compared to the third quarter of fiscal 2007, primarily due to increased variable compensation cost driven by growth in the number of employees, bookings and revenue.

•

General and administrative expense decreased by 14% and 0.4%, respectively, in the three and nine months ended December 31, 2006 compared to the same periods in the prior year primarily due to a decrease of $3.9 million and $7.9 million, respectively, in legal fees related to patent litigation with Synopsys, Inc. and other legal expenses. The decrease was partially offset by increases in stock-based compensation expenses of $1.0 million and $3.4 million, respectively, payroll related expenses of $0.9 million and $2.2 million, respectively, and asset depreciation of $0.4 million and $0.9 million, respectively. Stock-based compensation expense for fiscal 2007 periods was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 periods was based on the intrinsic value method. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items. We expect that our general and administrative expenses in the last quarter of fiscal 2007 will increase materially compared to the third quarter of fiscal 2007. We will incur moving expenses and write-off unamortized leasehold improvements relating to the existing lease when we relocate our corporate headquarters in March 2007. In addition, legal expenses and professional services related to litigation may increase moderately, variable compensation will grow moderately in proportion to increases in the number of employees, and professional fees related to compliance with the requirements of the Sarbanes-Oxley Act of 2002 will increase moderately over third quarter levels. However, litigation expense has the potential to vary significantly from quarter to quarter dependent upon the level of activity incurred in the respective cases during the quarter.

•

Amortization of intangible assets increased by 9% in the three months ended December 31, 2006 compared to the same period in the prior year primarily due to amortization charges related to new acquired intangible assets in fiscal 2007. Amortization of intangible assets decreased by 5% in the nine months ended December 31, 2006 compared to the same period in the prior year primarily due to the change in classification of amortization charges relating to developed technology from operating expenses to cost of license revenue as we began recognizing revenues from products based on the developed technology during fiscal 2007.

Other items

The table below sets forth other data for the three and nine months ended December 31, 2006 and January 1, 2006 (in thousands, except for percent data):

	December 31, 2006	% of Revenue	January 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$623	1%	$795	2%	$(172)	(22)%
Interest expense	(141))		(197)		56	(28)%
Other expense, net	(326))	(1)%	(776)	(2)%	450	(58)%

Total other income (expense), net	$156		$(178)		$334	(188)%

Provision for income taxes	$330)	1%	$783	2%	$(453)	(58)%

Nine Months Ended:
Other income (expense), net:
Interest income	$2,181	2%	$2,042	2%	$139	7%
Interest expense	(449))		(629)	(1)%	180	(29)%
Other income, net	3,884	3%	6,322	5%	(2,438)	(39)%

Total other income, net	$5,616	4%	$7,735	6%	$(2,119)	(27)%

Provision for income taxes	$1,100	1%	$2,692	2%	$(1,592)	(59)%

•

Interest income decreased by 22% in the three months ended December 31, 2006 compared to the same period in the prior year primarily due to our lower cash and investments balance resulting from our use of cash to acquire intangible assets and to repurchase a portion of our outstanding convertible subordinated notes during fiscal 2007. The decrease was partially offset by higher interest rates on our cash and investments balance during the period. Interest income increased by 7% in the nine months ended December 31, 2006 compared to the same period in the prior year primarily due to higher interest rates on our cash and investments balance during the period, notwithstanding our lower cash and investments balance resulting from our use of cash to acquire intangible assets and to repurchase a portion of our outstanding convertible subordinated notes.

•

Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our convertible subordinated debt offering completed in May 2003. During the first quarter of fiscal 2007, we wrote off $0.5 million of the unamortized debt issuance costs in connection with the portion of the convertible subordinated notes repurchased in May 2006, resulting in less amortization on debt issuance costs for fiscal 2007 periods.

•

Other income (expense), net in the nine months ended December 31, 2006 and January 1, 2006 consisted primarily of net gains of $4.8 million and $8.1 million, respectively, associated with repurchases of convertible subordinated notes during the periods. The remaining fluctuation in other income (expense), net during the three and nine months ended December 31, 2006 compared to the same periods in the prior year relates primarily to our share of equity loss on strategic investments and fluctuation in currency exchange rates.

•

Provision for income taxes. We recorded an income tax expense of $330,000 and $1.1 million, respectively, for the three and nine months ended December 31, 2006, compared to income tax expense of $783,000 and $2.7 million, respectively, for the three and nine months ended January 1, 2006. The tax provision consists primarily of the federal, state and foreign taxes provided for the income derived from our normal operations as well as certain discrete items, including but are not limited to, impairment of certain equity investments and write-off of in-process research and development related to acquisitions. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, in-process research and development, research and development credits, and foreign withholding taxes.

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

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of December 31, 2006 and April 2, 2006, and for the nine months ended December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	April 2, 2006
Cash, cash equivalents and short-term investments	$51,699	$97,158

For the nine months ended:	December 31, 2006	January 1, 2006
Net cash provided by operating activities	$11,713	$29,822
Net cash provided by investing activities	$5,783	$49,220
Net cash used in financing activities	$(30,987)	$(46,652)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $51.7 million on December 31, 2006, a decrease of $45.5 million or 47% from April 2, 2006. The decrease primarily reflected the use of cash to repurchase a portion of outstanding convertible subordinated notes, the purchases of intangible assets, capital investments and equity investments, partially offset by cash generated from operations and proceeds from common stock issuances. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, U.S. agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

In May 2006, we repurchased, in privately negotiated transactions, $40.3 million face amount (or approximately 38.2% of the remaining principal) of these notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $35.0 million on the repurchase. The repurchase left approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding. At the same time we terminated a portion of a related hedging arrangement.

Net cash provided by operating activities

Net cash provided by operating activities was $11.7 million in the nine months ended December 31, 2006 compared to $29.8 million in the same period in the prior year. The $18.1 million decrease was primarily due to a $13.0 million increase in costs and expenses and a $10.1 million increase in payments associated with accounts payable and accrued liabilities. These decreases in cash flow were partially offset by a $4.4 million increase in cash from customers and a $1.1 million decrease in payments associated with prepaid expenses. The increase in cash from customers was primarily due to higher cash collection on accounts receivable during the nine months ended December 31, 2006 compared to the same period in fiscal 2006. The increase in payments associated with accrued liabilities was primarily related to a $3.8 million increase in accrued bonuses payment and a $5.9 million increase in legal expenses payment during the first three quarters of fiscal 2007.

Net cash provided by investing activities

Net cash provided by investing activities was $5.8 million in the nine months ended December 31, 2006. We had net proceeds of $32.0 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $22.6 million in cash to acquire Knights, purchase technology licenses and make earnout payments relating to prior asset purchases. We also made an investment of $0.9 million in a privately held technology company for business and strategic purposes. We may make additional strategic equity investments in the future by using our cash, cash equivalents and/or short-term investments. In addition, we acquired property and equipment totaling $2.5 million in cash and $2.3 million through capital leases. We expect to make capital expenditures of approximately $3.9 million for the remainder of fiscal 2007. We expect that these capital expenditures will be used primarily to support selling, marketing and product development activities. We expect to use capital lease financing as well as our cash and cash equivalents and/or investments to fund these purchases.

Net cash provided by investing activities was $49.2 million in the nine months ended January 1, 2006. We had net proceeds of $78.5 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the convertible subordinated notes. Partially offsetting the cash inflow, we used a total of $25.3 million in cash to acquire ACAD, purchase a technology license and make earnout payments relating to prior asset purchases. We also made an investment of $0.8 million in a privately held technology company for business and strategic purposes. In addition, we acquired property and equipment totaling $3.2 million in cash and $2.2 million through capital leases.

Net cash used in financing activities

Net cash used in financing activities was $31.0 million in the nine months ended December 31, 2006. We used $35.0 million to repurchase a portion of our convertible subordinated notes. The primary source of cash was $5.0 million in net cash received from the exercise of stock options and purchases of shares under the employee stock purchase plan during the period. The remaining uses of $1.0 million related to payment of capital lease obligations.

Net cash used in financing activities was $46.7 million in the nine months ended January 1, 2006. We used $34.7 million to repurchase a portion of our convertible subordinated notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by the board of directors in April 2005, and made payments of $0.6 million on our capital leases. The primary source of cash was $4.6 million in cash received from the exercise of stock options and purchases of shares under the employee stock purchase plan during the period.

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

Contractual obligations

As of December 31, 2006, our principal commitments consisted of operating leases, with an aggregated future amount of $26.6 million through fiscal 2014 for office facilities, and repayment of the convertible subordinated notes of $65.2 million due in fiscal 2009. During the nine months ended December 31, 2006, our operating lease commitment increased by $14.3 million due to our entering of leases for our new corporate headquarters in California and our new operation facilities in India. In addition, we repurchased $40.3 million face amount of the convertible subordinated notes in May 2006. There were no other material changes in our reported payments due under contractual obligations at April 2, 2006. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash considerations based on meeting certain financial or project milestones and continue employment. Total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $48.9 million as of December 31, 2006.

Line of Credit

In November 2006, we established a $5.0 million revolving line of credit facility with Wells Fargo Bank, N.A. The credit facility is available through November 2011 and bears an interest rate equal to the bank’s prime rate less 1.60% or LIBOR plus 0.60%. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of December 31, 2006, there were no borrowings outstanding under the credit facility. The credit facility is secured by deposits held with the bank.

In addition, the credit facility allows letters of credit to be issued on behalf of us, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. As of December 31, 2006, two letters of credit totaling $350,000 were outstanding under the credit facility.

Off-balance Sheet Arrangements

As of December 31, 2006, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of December 31, 2006.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2006.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2006. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of December 31, 2006, a hypothetical 100 basis point increase in interest rates would result in approximately a $9,000 decline in the fair value of our available-for-sale securities.

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

In May 2006 and May 2005, we repurchased $40.3 million and $44.5 million, respectively, face value of its convertible notes for $35.0 million and $34.8 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $3,000 and $0.7 million, respectively, related to the repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of December 31, 2006, we had approximately $14.0 million of cash and money market funds in foreign bank accounts. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, we concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must take into account the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any disclosure controls and procedures also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our disclosure controls and procedures have been designed to meet, and our management believes that they meet, reasonable assurance levels.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to some legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation and disputes is increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, we have not recorded any liabilities relating to these contingencies as of December 31, 2006. Legal fees are expensed in the period in which they are incurred.

Litigation with Synopsys

Synopsys California Case

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued us for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

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

On February 3, 2005, Synopsys filed its Reply to the Amended Answer. On March 17, 2005, Synopsys filed a First Amended Complaint, which asserts seven causes of action against us and/or Lukas van Ginneken: (1) patent infringement (against both defendants), (2) breach of contract (against van Ginneken), (3) inducing breach of contract (against us), (4) fraud (against us), (5) conversion (against both defendants), (6) unjust enrichment/constructive trust (against both defendants), and (7) unfair competition (against both defendants). Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged exploitation of the alleged inventions in the patents-in-suit. On April 1, 2005, we filed a motion to dismiss the third through seventh causes of action. This motion was granted in part and denied in part by order dated May 18, 2005.

On April 11, 2005, Synopsys voluntarily dismissed van Ginneken from the lawsuit without prejudice. Also on April 11, 2005, Synopsys filed against us a motion for partial summary judgment establishing unfair competition and a motion for partial summary judgment based on the doctrine of assignor estoppel.

On April 18, 2005, Synopsys, Inc. filed an action against us in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to our

‘446 Patent. The action has been stayed pending the outcome of the above-referenced Synopsys action filed in the United States. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

On June 7, 2005, Synopsys filed a Second Amended Complaint that asserts six causes of action against us: (1) patent infringement, (2) inducing breach of contract/interference with contractual relations, (3) fraud, (4) conversion, (5) unjust enrichment/constructive trust/quasi-contract, and (6) unfair competition. Synopsys seeks injunctive relief, declaratory relief, at least $100 million in damages, trebling of damages, punitive damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged exploitation of the alleged inventions in the patents-in-suit. On June 10, 2005, we moved for summary judgment as to the second through sixth causes of action in the Second Amended Complaint based on the applicable statutes of limitations. On June 21, 2005, we moved to dismiss the third cause of action alleging fraud in the Second Amended Complaint and moved to strike certain allegations in the Second Amended Complaint. The Court granted our motion to dismiss and strike by order dated July 15, 2005.

On July 1, 2005, the Court granted Synopsys’s motion for partial summary judgment regarding assignor estoppel, dismissing our affirmative defenses and counterclaim alleging the invalidity of the ‘114 Patent.

On July 14, 2005, the Court vacated the hearings on our motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint and Synopsys’s motion for partial summary judgment establishing unfair competition. The Court stated that it would reset the motions for hearing, if necessary, after the claims construction hearing scheduled for August 15, 2005.

On July 29, 2005, Synopsys moved to preliminarily enjoin us from abandoning or dedicating to the public the ‘446 Patent or the ‘438 Patent. Also on July 29, 2005, Synopsys moved for partial summary judgment seeking dismissal of certain counterclaims and defenses asserted by us on the grounds of estoppel by contract. On September 16, 2005, Synopsys filed a revised motion for preliminary injunction. On September 30, 2005, we filed our oppositions to Synopsys’s preliminary injunction motion and estoppel by contract motion.

On July 29, 2005, Synopsys, Inc. filed an action against us in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to our ‘446 Patent. The court has entered a defacto stay pending the outcome of the above-referenced Synopsys action filed in the United States. The Japanese Court held hearings on January 18, 2006, March 6, 2006, July 11, 2006, October 23, 2006, and December 26, 2006, and set a further hearing for February 28, 2007. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

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

On August 30, 2005, the Court issued a temporary restraining order against us restraining and enjoining us from taking any steps in the United States Patent and Trademark Office (“USPTO”) to abandon, suspend or disclaim the ‘446 and ‘438 Patents, failing or refusing to pay the maintenance fees for the ‘446 and ‘438 Patents, or seeking reexamination of the ‘446 and ‘438 Patents. The temporary restraining order was scheduled to remain in effect until the hearing on Synopsys’s motion for a preliminary injunction that was scheduled for December 2,

2005. On December 1, 2005, the Court vacated the hearing and granted Synopsys’s motion for preliminary injunction. The Court entered the preliminary injunction enjoining us from abandoning, dedicating to the public or seeking reexamination in the USPTO of the ‘446 Patent or the ‘438 Patent.

On September 2, 2005, we filed an Answer and Counterclaims to Synopsys’s Third Amended Complaint. In that pleading, we allege, inter alia, that IBM is a joint owner of the patents-in-suit and that, as a result, we cannot be liable for infringement because (1) Synopsys lacks standing to assert the patents-in-suit against us, and (2) IBM has granted us a license under the patents-in-suit.

On September 26, 2005, Synopsys, Inc. filed an action against us in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that we committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, we removed the action to the United States District Court for the Northern District of California. On October 26, 2005, we moved to strike and dismiss the complaint. On October 27, 2005, the Court granted our motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney. The Court vacated the hearing on our motion to strike and dismiss the complaint and has taken the matter under submission. This action was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

On October 14, 2005, the Court granted Synopsys’s request for permission to file an amended opposition to our motion for summary judgment on the second through sixth causes of action in the Second Amended Complaint. Synopsys filed its amended opposition on December 20, 2005, and we filed our reply on January 13, 2006. The motion was set for hearing on January 27, 2006, but the Court vacated the hearing date and took the matter under submission.

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

On December 29, 2005, we filed a notice of interlocutory appeal to the Court of Appeals for the Federal Circuit of the Court’s December 1, 2005, preliminary injunction against us. By agreement of the parties, we have dismissed the appeal.

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

By order dated March 30, 2006, the Court denied our motion for summary judgment regarding patent ownership, as well Synopsys’s motions (1) for partial summary judgment based on estoppel by contract, (2) for partial summary judgment to dismiss our joint ownership defenses and counterclaims, and (3) for partial summary judgment to dismiss allegations of co-ownership based on judicial and quasi-estoppel. The parties subsequently stipulated (a) that we would withdraw our claim to ownership of the ‘446 and ‘438 Patents on the basis that the “buckets” claims (i.e., Claims 17, 18, 31, and 32 of the ‘446 Patent and Claims 17 and 18 of the ‘438 Patent) were conceived by Magma engineers after Lukas van Ginneken left Synopsys and (b) that Synopsys would withdraw its assertion that we would be foreclosed from arguing that the inventions in the ‘446 and ‘438 Patents were reduced to practice after van Ginneken left Synopsys.

The ownership case was tried to the Court, without a jury, from April 24, 2006 through May 10, 2006. The parties’ opening post-trial briefs and findings of fact and conclusions of law were filed June 9, 2006. The parties’ reply post-trial briefs were filed June 30, 2006.

On August 8, 2005, we filed a request for ex parte reexamination of the ‘114 Patent. On September 22, 2005, the USPTO instituted a reexamination proceeding, indicating that a substantial new question of patentability was raised by the request. On August 5, 2006, the USPTO rejected all pending claims (1-15) of the ‘114 Patent. In response to that office action, Synopsys canceled all the independent claims of the patent.

On August 18, 2006, a third party submitted requests for ex parte reexamination of the ‘446 and ‘438 Patents to the USPTO. The USPTO received those requests on August 23, 2006.

On September 1, 2006, Synopsys filed a motion for preliminary injunction that sought to require the Company (1) to seek a stay of reexamination of the ‘446 and ‘438 Patents or transfer ownership of the ‘446 and ‘438 Patents to Synopsys so that Synopsys may participate in the reexamination proceedings, and (2) to refrain from filing a patent owner’s statement in any reexamination proceedings for the ‘446 and ‘438 Patents. On September 14, 2006, we filed an opposition to Synopsys’s motion. On September 29, 2006, the Court issued an order denying the motion, without prejudice to Synopsys’s refiling the motion if and when the USPTO issues an order for reexamination of the ‘446 or ‘438 Patent.

On November 25, 2006, the PTO granted a request for reexamination of the ‘438 Patent. On December 1, 2006, Synopsys moved for a preliminary injunction seeking an order that we (1) withdraw our claims of ownership of the ‘446 and ‘438 Patents and execute a quitclaim assignment transferring title in the patents to Synopsys, or, alternatively, (2) seek a stay in the PTO of any reexamination proceedings of the ‘446 and ‘438 Patents.

On December 26, 2006, we filed a second request for reexamination of the ‘114 Patent.

On January 3, 2007, the court ordered us to withdraw our claim of ownership of the ‘446 and ‘438 Patents and to execute a quitclaim assignment transferring title in the ‘446 and ‘438 Patents to Synopsys. On January 5, 2007, we executed a Quitclaim Assignment of the ‘446 and ‘438 Patents to Synopsys and recorded the assignment with the PTO. On January 10, 2007, the PTO granted the request for reexamination of the ‘446 Patent. Thus, all three patents-in-suit are in reexamination.

On January 29, 2007, we filed a motion to stay the action pending the conclusion of the reexaminations of the ‘114, ‘446 and ‘438 Patents.

On January 31, 2007, the Court issued its Memorandum of Decisions and Findings of Fact and Conclusions of Law Regarding Ownership Trial. The Court concluded that IBM and Synopsys are joint owners of the ‘446 and ‘438 Patents, and ordered Synopsys to take all steps necessary to add IBM as a joint owner of record of the ‘446 and ‘438 Patents. The Court also concluded that IBM and Synopsys are joint owners of certain foreign and continuation applications based on the ‘446 and ‘438 Patents, namely, United States Patent Applications Nos. 10/828,547, 11/245,530, and 11/246, 451; Japan Patent Application No. JP20000526885T; Israel Patent Application No. IL136709D; Canada Patent Application No. CA2317538; European Patent Application No. EP1040435; and International Patent Application No. WO9934310. The Court ordered us to take all necessary steps to transfer those applications to Synopsys and IBM. The Court also concluded that Synopsys is the sole owner of the ‘114 Patent.

On February 6, 2007, the Court issued an order denying our motion for leave to amend our answer to assert defenses alleging the invalidity of the ‘446 and ‘438 Patents. The Court based its decision on a finding that Magma is barred from asserting the invalidity of those patents by the doctrine of assignor estoppel. Also on February 6, 2007, the Court issued an order denying our motion for reconsideration and for leave to amend our answer to assert an unclean hands defense. One of our bases for moving for leave to assert this defense was an argument that Synopsys improperly withheld evidence that the ‘446 and ‘438 patents were invalid under the on-sale bar. The Court rejected this argument, holding that because assignor estoppel bars us from asserting the invalidity of the ‘446 and ‘438 Patents, we may not circumvent this doctrine by asserting invalidity arguments (which include the on-sale bar) in the guise of an unclean hands defense.

Synopsys Delaware Case

On September 26, 2005, Synopsys, Inc. filed an action against us in Delaware federal court, Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. 05-701. The Complaint alleges infringement of U.S. Patent Nos. 6,434,733 (“the ‘733 Patent”), 6,766,501 (“the ‘501 Patent”), and 6,192,508 (“the ‘508 Patent”). The patents-in-suit relate to methods for designing integrated circuits. The Complaint seeks unspecified monetary damages, injunctive relief, trebling of damages, fees and costs, and the imposition of a constructive trust for the benefit of Synopsys over any profits, revenues or other benefits allegedly obtained by us as a result of our alleged infringement of the patents-in-suit. In addition to the below discussion, this case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

On October 19, 2005, we filed our answer and counterclaims (“Answer”) to Synopsys’s Complaint. The Answer asserts that our products do not infringe the patents-in-suit, that the patents-in-suit are unenforceable, and that the ‘733 Patent and the ‘501 Patent were fraudulently obtained by Synopsys and are therefore unenforceable. The Answer also asserts antitrust and unfair competition counterclaims based on Synopsys’s anti-competitive behavior, monopolistic tactics, and its assertion of the ‘733 and ‘501 Patents, as well as claims for product disparagement, trade libel, and tortious interference with business relations. The counterclaims seek treble damages and other equitable relief for Synopsys’s anticompetitive and tortuous conduct.

On October 25, 2005, we filed an Amended Answer, adding a counterclaim for infringement of U.S. Patent No. 6,505,328 (“the ‘328 Patent”). The ‘328 Patent relates to methods for designing integrated circuits. We seek treble damages and an injunction against Synopsys for the sale and manufacture of products we allege infringe the ‘328 Patent.

On November 22, 2005, Synopsys filed a motion to dismiss our antitrust and other commercial counterclaims. We opposed that motion on December 7, 2005. Synopsys filed its reply brief on December 14, 2005. The Court denied Synopsys’s motion on May 25, 2006.

On January 9, 2006, Synopsys filed a request for the United States Patent and Trademark Office to reexamine its ‘733 and ‘501 Patents in light of two prior art references that it had not previously disclosed to the Patent Office. On January 23, 2006, Synopsys filed a motion with the Court to bifurcate and stay its claims for infringement of its ‘733 and ‘501 Patents and our counterclaims except for its claim for infringement of the ‘328 Patent, based in part on Synopsys’s having filed the request for patent reexamination. Our opposition to that motion was filed on February 6, 2006. The Court denied Synopsys’s motion on May 25, 2006.

On March 24, 2006, we filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. We filed our reply brief on April 14, 2006. The Court granted our motion on May 25, 2006, and we filed our Second Amended Answer and Counterclaims on May 31, 2006.

On June 13, 2006, the parties held a conference with the Court at which, among other things, Synopsys requested that the trial be delayed until late 2007. The Court denied Synopsys’s request. Fact discovery is ongoing and is currently scheduled to close on February 28, 2007, and trial is scheduled for June 11, 2007.

On August 25, 2006, we dropped our allegation that Synopsys infringes the ‘610 Patent. On September 15, 2006, Synopsys dropped its claims that we infringes the ‘733 and ‘501 Patents. On October 13, 2006, Synopsys filed a second motion to bifurcate the trial as to the antitrust claims and to stay antitrust discovery, based in part on the fact that the ‘733 and ‘501 Patents are no longer being asserted. We filed our opposition to that motion on October 27, 2006, and the Court denied that motion on January 22, 2007.

A claim construction hearing before the Court was held on November 29, 2006. Trial remains scheduled for June 11, 2007.

We intend to vigorously defend against all claims asserted by Synopsys and to fully enforce our rights against Synopsys. However, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against the Synopsys claims. A favorable outcome for Synopsys could have a material adverse effect on our financial position, results of operations or cash flows. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Synopsys.

Other Litigation

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. The case is now proceeding on the remaining claims. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This lawsuit was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended July 2, 2006 and October 1, 2006.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that we and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. We have extended the time to answer the complaint until February 12, 2007. The complaint seeks unspecified monetary damages, attorneys’ fees, and costs. We intend to vigorously defend against the claims asserted by Bhandari. However, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against Bhandari’s claims. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari.

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

We were incorporated in April 1997 and introduced our first major software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable in fiscal 2003 and fiscal 2004. Our software products represent a new approach to the challenges presented in the electronic design automation, or EDA, market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and use our software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $173.3 million as of December 31, 2006; if we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $173.3 million as of December 31, 2006. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

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

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. In addition, many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims that are brought against them based on their use of our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe that patent portfolios of our competitors are far larger than ours. This disparity between our patent portfolio and the patent portfolio of our competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

The outcome of intellectual property litigation such as the pending Synopsys litigation discussed in this report and other types of litigation, could be, in the case of intellectual property litigation, our loss of critical proprietary rights and, in the case of intellectual property litigation and other types of litigation, unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert our management’s attention from our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

Publicly announced developments in our litigation matters may cause our stock price to decline sharply and suddenly. Other factors may reduce the market price of our common stock, and we are subject to ongoing risks of securities class action litigation related to volatility in the market price for our common stocks.

We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business. In addition, the ultimate resolution of the lawsuits could have a material adverse effect on our financial position, results of operations and cash flows, and harm our ability to execute our business plan.

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

Retaining our employees has become more challenging due to the decline in our stock price over the past several years. Many of the stock options held by our employees may have an exercise price that is significantly higher than the current trading price of our stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Magma. Although, as discussed below, we have attempted to address this problem in part via a stock option exchange program that allowed eligible employees to exchange existing underwater options for options exercisable for a smaller number of shares at the price of $9.20 per share, we cannot guarantee that this program will satisfy our employees. In addition, the increased volatility of our stock price due to the pendency of, and developments in, the Synopsys litigation and the above-referenced shareholder litigation may affect employee morale. Furthermore, in light of our adopting SFAS 123R “Share-Based Payment” in the first quarter of our fiscal year 2007, we have changed our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees of the same caliber, we will be unable to increase our sales or implement or maintain our growth strategy.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, and we may be unable to recruit and retain these individuals.

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

A portion of our revenue backlog is variable based on volume of usage of our products by the customers or includes specific future deliverables or is recognized in revenue on a cash receipts basis. Our management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

Our lengthy and unpredictable sales cycle, and the large size of some orders, makes it difficult for us to forecast revenue and increases the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking it against our competition. As the complexity of the products we sell increases, we expect the sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require a significant investment of time and cost by our customers, we must target those individuals within our customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after initial acceptance, the negotiation and documentation processes can be lengthy. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of their licenses significantly, and such shorter terms could in turn have an impact on our total results for orders for this fiscal year.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the nine months ended December 31, 2006, our top three customers together accounted for approximately 19% of our revenue.

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

We compete against companies that hold a large share of the EDA market and competition is increasing among EDA vendors as customers tightly control their EDA spending and use fewer vendors to meet their needs. If we cannot compete successfully, we will not gain market share and our revenue could decline.

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

Competition in the EDA market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors. Continued consolidation in the electronic design automation market could intensify this trend. Also, many of our competitors, including Cadence, Synopsys and Mentor, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Competitive pressures may prevent us from obtaining new customers and gaining market share, may require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue our efforts to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

Also, a variety of small companies continue to emerge, developing and introducing new products which may compete with our products. Any of these companies could become a significant competitor in the future. We also compete with the internal chip design automation development groups of our existing and potential customers. Therefore, these customers may not require, or may be reluctant to purchase, products offered by independent vendors.

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may either cause potential customers to defer purchases of our products or cause potential customers to decide against purchasing our products. If we fail to compete successfully, we will not gain market share, or our market share may decrease, and our business may fail.

We may not be successful in integrating the operations of acquired companies and acquired technology.

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating with acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Knights Technology, Inc., Mojave, Inc., Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or an inability to retain key employees of the acquired company;

•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in our best interest as our interests may change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of management attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we have to incur debt or issue equity securities to pay for any future acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer design geometries.

Many of our customers are currently working on 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer (sub-90 nanometer) design geometries. Similarly, we have acquired Mojave personnel and technology to better address the needs of potential or existing customers to design and verify semiconductors that are manufacturable with higher yield and performance, which is a key design parameter when moving to 65-nanometer geometries. Notwithstanding our efforts to support 65-nanometer geometries, customers may fail to adopt or may be slower to adopt 65-nanometer geometries and we may be unable to convince our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer design geometries or are slow to adopt 65-nanometer design geometries, our operating results may be harmed. In addition, if customers are not able successfully to make profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Our operating results will be harmed if chip designers do not adopt Blast Fusion, Talus, FineSim, Quartz family of products or our other current and future products.

Blast Fusion has accounted for a significant majority of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, and Quartz family of products will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing Talus and other products. We must gain market penetration of Blast Fusion, Talus, FineSim, Quartz family of products and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt Blast Fusion, Talus, FineSim, Quartz family of products or our other current and future products, our operating results will be significantly harmed.

In the event that the changes we made to our organizational structure in fiscal 2006 result in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed.

We changed our organizational structure in fiscal 2006 to establish major business units that are responsible for our various products. If this new organizational structure results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, if this new organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. For example, the United States economy, including the semiconductor industry, experienced a slowdown starting in 2000 which negatively impacted and may continue to negatively impact our business and operating results. While the semiconductor industry experienced a recovery in recent years, our customers have remained cautious. The continuing threat of terrorist attacks in the United States, the ongoing events in Iraq and North Korea and other worldwide events including those in the Middle East have increased uncertainty in the

United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than we presently anticipate. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs of development. If we fail to develop and market new products in a timely manner, or if new products do not meet performance features as marketed, our reputation and our business could suffer.

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

We generated 30% of our total revenue from sales outside North America during the first three quarters of fiscal 2007, compared to 33% for fiscal year 2006 and 43% for fiscal year 2005. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	on-going events in Iraq and the Middle East;

•	the effects of terrorist attacks in the United States; and

•	any related conflicts or similar events worldwide.

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

We do not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives will be met. The design of a control system must also reflect applicable resource constraints, and the benefits of controls must be considered relative to their costs. As a result of these inherent limitations, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Failure of the control systems to prevent error or fraud could materially adversely impact our financial results and our business.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and has recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above under Part II, Item 1, “Legal Proceedings”.

On June 22, 2005, our stockholders approved a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to fair market value on the date of grant. We implemented this Exchange Program, and the date of grant was August 22, 2005, at which date the closing trading price of our stock was $9.20 per share. Therefore, the exercise price for new options under this Exchange Program is $9.20 per share. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, our ability to retain employees could be affected.

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

Due to changes in the accounting treatment for employee stock options, we have changed our employee compensation practices, and our reported results of operations have been and will likely continue to be adversely affected.

Until April 2, 2006, we accounted for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We adopted the new rules in the first quarter of our fiscal year 2007. This change in accounting treatment has resulted and will continue to result in significant additional compensation expense compared to prior periods and has adversely affected and will likely continue to adversely affect our reported results of operations and hinder our ability to achieve profitability. We are continuing to assess the full impact of the adoption of SFAS 123R on our business practices and, as part of that assessment, have changed our employee compensation practices by, for example, issuing more restricted stock and less stock options. These changes could make it harder for us to retain existing employees and attract qualified candidates.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of December 31, 2006, we had approximately $14.0 million of cash and money market funds in foreign bank accounts. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect.

The convertible notes we issued in May 2003 are debt obligations that must be repaid in cash in May 2008 if they are not converted into our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of zero coupon convertible notes due May 2008. In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7% of the total) of these notes at an average discount to face value of approximately 22%. In addition, in May 2006, we repurchased another $40.3 million face amount (approximately 38.2% of the remaining principal) of these notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $34.8 million and $35.0 million, respectively, on the repurchases in May 2005 and May 2006. The repurchases leave approximately $65.2 million aggregate principal amount of convertible subordinated notes outstanding. We will be required to repay that principal amount in full in May 2008 unless the holders of those notes elect to convert them into our common stock before the repayment date. The conversion price of the notes is $22.86 per share. If the price of our common stock does not rise above that level, conversion of the notes is unlikely and we would be required to repay the principal amount of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

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

Recent Sales of Unregistered Securities

During the third quarter of fiscal 2007, we issued 514,793 shares of our common stock as part of the contingent consideration in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. The contingent share consideration was based on Mojave’s achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $37.8 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 – October 31, 2006	40,110		$.0001	0	N/A
November 1 – November 30, 2006	16,312		$7.25	0	N/A
December 1 – December 31, 2006	2,436		$.0001	0	N/A

Total	58,858	*	$2.01	0	N/A

*	Includes 13,099 shares repurchased at $9.03, the fair market value on the repurchase date, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased were forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006					X

10.2	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: February 8, 2007	By	/s/ PETER S. TESHIMA
Peter S. Teshima, Corporate Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006					X

10.2	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.