Form 10-K/A
period 2006-04-02
MAGMA DESIGN AUTOMATION INC
filed 2007-04-04
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1650 Technology Dr.

San Jose, California 95110

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the fiscal year ended April 2, 2006 (this “Amendment No. 1”) for Magma Design Automation, Inc. (the “Company”) is being filed to amend the items described below contained in the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2006 (the “Original Form 10-K”). For the convenience of the reader, the Company has included in this Amendment No. 1 all other disclosures contained in its Original Form 10-K.

This Amendment No. 1 is being filed for the sole purpose of correcting an error in the Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (the “PWC Report”).

This Amendment No. 1 sets forth the complete text of each item of the Original 10-K and the corrected PWC Report, and includes as Exhibits 23.1 and 23.2 new consents of Grant Thornton LLP and PricewaterhouseCoopers LLP, and includes as Exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K on June 15, 2006, or modify or update the disclosures presented in the Original Form 10-K, except to reflect the correction described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the Original Form 10-K.

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

San Jose, California

June 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magma Design Automation, Inc.:

In our opinion, the consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2005 present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and its subsidiaries at March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended March 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Dated: April 4, 2007

MAGMA DESIGN AUTOMATION, INC.

By	/s/ PETER S. TESHIMA
Peter S. Teshima, Corporate Vice President-Finance and Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 2, 2006, MARCH 31, 2005 AND 2004

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Recoveries and Write-offs	Balance at End of Period
Year ended April 2, 2006
Allowance for doubtful accounts	$425,000	282,000	(592,000)	$115,000
Year ended March 31, 2005
Allowance for doubtful accounts	$323,000	187,000	(85,000)	$425,000
Year ended March 31, 2004
Allowance for doubtful accounts	$531,000	618,000	(826,000)	$323,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended	10-Q	000-33213	10.1	November 14, 2003

10.2	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.3#	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.5	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.6	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.8#	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.9#	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005
10.10#	Registrant’s 2001 Employee Stock Purchase Plan, as amended	S-8	333-112326	99.2	January 30, 2004

10.11#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.12#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.13#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.14#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.15#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.16#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.17	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.18	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.19#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.20#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.21#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.22#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.23	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.24#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors					X
10.25	Warrant Agreement	10-Q	000-33213	10.1	August 12, 2005

10.26	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1	May 14, 2001

10.27(a)#	Summary of Compensation Arrangement for Certain Executive Officers					X

10.27(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton, LLP					X

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
•	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.