Form 10-K
period 2007-04-01
MAGMA DESIGN AUTOMATION INC
filed 2007-06-06
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO.: 0-33213

MAGMA DESIGN AUTOMATION, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive

San Jose, California 95110

(408) 565-7500

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:
COMMON STOCK, par value $.0001 per share	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was $280,432,852. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of May 31, 2007 Registrant had outstanding 39,783,930 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to the stockholders in connection with Registrant’s 2007 Annual Meeting of Stockholders to be held on August 29, 2007, are incorporated by reference into Part III of this Form 10-K. The Registrant’s definitive proxy statement is expected to be filed within 120 days after the Registrant’s fiscal year end.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended April 1, 2007

Magma, Blast Fusion, Blast Noise, QuickCap, SiliconSmart and YieldManager are registered trademarks, and ArchEvaluator, Blast Power, Blast Plan, Blast Rail, Blast Create, Quartz, Blast Yield, FineSim, Talus, Camelot, Native Parallel Technology, “The Fastest Path from RTL to Silicon,” and “Sign-off in the Loop” are trademarks of Magma Design Automation, Inc. All other product and company names are trademarks and registered trademarks of their respective companies.

PART I

ITEM 1.    BUSINESS

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

We have a single operating segment as set forth in Note 13 to Consolidated Financial Statements—”Segment Information” in Item 8 of this Annual Report. Revenues, profits and losses and total assets for fiscal 2007, fiscal 2006 and fiscal 2005 for this segment are set forth in Item 6.

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

Integrated circuit (“IC”) designs which are both large and highly integrated require a fundamental new technology to create and maintain chip floorplans. Creating hierarchical chip floorplans traditionally has been a manual error-prone task with less optimal quality of results in terms of chip die area and performance. Alternative flat chip design methodologies simplify floorplan creation but suffer from a long turn around time making it unacceptable.

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

Deep submicron process technologies bring additional complexities to the design and implementation process that can cause chip failures. These complexities include, among others, signal integrity problems such as electrical interference from wires in close proximity, commonly referred to as crosstalk or noise, that can affect both circuit performance and functionality. Using existing design flows and software, designers must contend with analyzing and fixing these problems manually after the layout is completed. These adjustments often change the chip timing and further contribute to the timing closure problem.

These deep submicron challenges make it difficult to efficiently design chips using separate front-end and back-end processes. Semiconductor manufacturers and electronic products companies are currently seeking alternatives to older generation electronic design automation software to shorten design time, improve circuit speed, and handle larger chip designs. As a result, we believe that a significant opportunity exists for a new electronic design automation approach to chip design that can enable the design of more complex deep submicron integrated circuits, improve performance, and significantly reduce the time it takes to design and produce next-generation electronic products.

Our Solution

The important technical foundations for our software products are found within our unified data model architecture, platform logic synthesis, interconnect synthesis, automated chip creation, physical verification, design-for-manufacturability (“DFM”) and silicon sign-off (known to us as our “Sign-off in the Loop™” flow), which allow our customers to reduce the number of iterations that are often required in conventional integrated circuit design processes.

Logic Design

Our fast, high-capacity logic synthesis provides a common front-end to standard cell application specific integrated circuit (“ASIC”) and structured ASIC IC implementation platforms. A single RTL representation of the design is synthesized to technology-independent netlist and taken through architecture-specific mapping and physical synthesis to predict the area, performance, power, testability and routability during physical implementation.

Design Implementation

Unified Data Model Architecture

Conventional electronic design automation flows are typically based on a collection of software programs that have their own associated data models, often resulting in cumbersome design flows. We believe that we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a unified data model. Our unified data model architecture is a key enabler for our ability to deliver automated signal integrity detection and correction, integrated power analysis and Sign-off in the Loop. The unified data model contains all the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, RC and delay extraction, power, and signal integrity, all operate directly on this data model. Because the data model is concurrently available to all the engines and analysis software, it is possible to analyze the design and make rapid tradeoff decisions during the physical design process, thereby reducing design iterations.

Interconnect Synthesis

Interconnect Synthesis is a recent addition to our integrated circuit implementation design flow. With Interconnect Synthesis, optimization for timing, crosstalk, on-chip variation (“OCV”), power and yield are performed in the routing phase, rather than relying on logic optimization during logic synthesis as has historically been done. Optimization in logic synthesis alone was insufficient as wireload models started failing at 0.18 micron and below. At 90 nanometers and below, wire delay and the effect of their neighbors contribute to almost all deep-submicron effects. Accordingly, optimization has to be done as wires are assigned to tracks and are being routed. This move to combine optimization and routing requires a new flow with a new approach—Interconnect Synthesis. We believe we are currently the only IC implementation vendor to enable the above-referenced advanced optimization techniques during the routing phase.

Automated Chip Creation

Automated chip creation is a new generation of implementation technology that automatically synthesizes chip floorplans. Automated chip creation is found in our new Talus family of products. Talus is an RTL-to-GDSII solution that aims to eliminate manual and resource intensive floorplan interventions. Designs are automatically partitioned into blocks, shaped and placed to achieve optimal floorplan chip area and performance. Furthermore, blocks are automatically distributed on multiple computing processing machines to implement any size designs 5-10 times faster. Talus allows prototyping of large designs early in the design cycle and flexible floorplans to implement engineering changes later in the design while it provides better quality of results.

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

We have introduced a new product line to address these challenges, with technologies resulting from our acquisition of Mojave, Inc. (“Mojave”) These products include Quartz™ DRC and Quartz™ LVS, physical verification tools designed specifically to address the challenges at 90 nanometers and 65 nanometers. They are architected to do a full-chip design rule check for any design, at any node, in two hours or less. Quartz DRC and Quartz LVS have been architected to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC and Quartz LVS are able to use a large number (up to 100) separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—increasing the number of processors by 2x increases the speed by 2x—for design rule checking. This scalability is essential to achieving a fast turnaround time of two hours or less.

We have a strong position for design for manufacturability—as we now offer both a leading physical design system, and a leading physical verification system. We are leveraging the Mojave technology, and developing future products, including OPC-aware software, that will be used during both design and manufacturing.

Silicon Sign-off

Design teams have traditionally relied upon one set of tools for implementation and another set of tools for sign-off analysis. While this separation enables an advantageous tradeoff with respect to accuracy versus runtime, it also requires corrective iteration loops when discrepancies are found during sign-off analysis. With the increased analysis challenges which the 90- and 65-nanometer processes present, such as combining noise analysis with on-chip variation, or OCV, across ever-increasing process corners and operating modes, the use of separate point sign-off tools becomes a primary bottleneck in the drive to improve design cycle time. Our “Sign-off in the Loop” flow breaks the sign-off iteration bottleneck by making sign-off-level analysis directly available during the implementation flow. The capabilities of Quartz RC™ are augmented by the integration of QuickCap technology into the extractor. QuickCap is the industry golden standard for reference parasitic extraction. The inclusion of this technology into a full-chip extractor enables users to attain the highest possible accuracy for the most timing critical nets on a chip.

Products

Below is a description of our major products.

Talus™ Design is a key component of the next-generation RTL-to-GDSII Talus platform. This product enables logic designers to synthesize, evaluate, and improve the quality of their RTL code, design constraints, testability requirements and floorplan. The physical netlist generated by Talus Design provides a clean handoff between the RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Talus™ Vortex is our place and route product within the next-generation Talus platform. Talus Vortex flow begins with design netlist, target library, and design constraints. It utilizes state-of-the-art implementation automation to produce a physical layout and routing connection of the design to meet timing, area, power, clock, and routing requirements for manufacture.

Talus™ ACC is a revolutionary floorplan synthesis and chip assembly flow automation product within the next-generation Talus platform. The Talus ACC flow works with Talus Design and Talus Vortex to achieve the highest level of automation starting with RTL and design constraints to automatically partition designs with large-block (macro) placements meeting design constraints and then re-assemble the design meeting criteria. Talus ACC can also be used as a stand-alone floorplan synthesis solution with other logic synthesis and place & route solutions to reduce the time to produce a partitioned design layout with production-quality macro placement and partition design budgets.

Talus™ Power is an optimization option to Talus Design and Talus Vortex for advanced low-power needs. By using Talus Power, dynamic and leakage power can be minimized while meeting design performance, area, and manufacturing requirements. Multiple techniques are employed and embodied in a design flow to maximize the automation required to meet aggressive design schedules.

Talus™ DFM is the design for manufacturing optimization tool to avoid or correct yield limiting defects during IC design implementation phase. DFM aware optimizations take advantage of available high yield standard cell libraries when possible to implement a DFM friendly chip. Our routing technology produces fewer via metal contacts, which are a major source of lower yield. Furthermore, wire optimization to spread or widen wires reduces random defects without introducing physical design rule check or timing closure problems. In addition, foundry provided soft DFM rules such as end of line and redundant via contacts are automatically supported during design implementation phase to comply with foundry recommended DFM rules.

Quartz™ Rail is a manufacturing sign-off analysis tool for ‘static’ and ‘transient’ voltage drop within a chip. Using industry-standard input for design logic, layout, and activity, and including an interface to Magma’s FineSim SPICE product for silicon accurate measurement, Quartz Rail provides a reliable and comprehensive voltage-drop analysis for design implementation. Quartz Rail is integrated in the Talus implementation platform to simplify the flow for design analysis to influence design decisions early in the implementation process for best quality of results.

Quartz™ RC: Provides sign-off-quality parasitic extraction and can operate as either a standalone tool or integrated with the Blast Fusion system, where it underlies the “Sign-off in the Loop” flow.

Quartz™ Time: Combines the proven static timer in Blast Fusion with advanced timing capabilities to create a standalone sign-off timing system.

Quartz™ SSTA: Provides a parametric yield analysis capability for the design, providing parametric extraction and statistical timing analysis simultaneously.

Quartz™ DRC and Quartz™ LVS: Targeted to provide the fastest turnaround time of any physical verification tools, with a goal of performing a full chip design rule check (“DRC”) in less than 2 hours.

Quartz™ Formal: A logic equivalency checking tool used to verify the functional accuracy of a gate-level design with respect to its source HDL description.

Blast Create™ is a key component of our RTL-to-GDSII integrated circuit design solution. It enables logic designers to synthesize, visualize, evaluate and improve the quality of their RTL code, design constraints, testability requirements and floorplan. The physical netlist generated by Blast Create provides a clean handoff between RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Blast Fusion® is our physical design software that shortens the time it takes to design and produce deep submicron integrated circuits. The Blast Fusion flow starts by reading in the netlist, target library and design constraints. The netlist is optimized for circuit performance taking into account placement information that specifies the location of the gates in the chip layout. At the conclusion of this step, Blast Fusion generates a report that predicts the final timing performance that is achievable in the completed chip layout. In the final step, detailed physical design, Blast Fusion generates the final chip layout by performing the routing of wires that are needed to connect the gates into the desired circuit configuration and meet the timing performance requirements.

Blast Fusion is intended for use by chip design teams and other groups who are responsible for taking a design from netlist to completed chip layout. In the conventional ASIC design flow, front-end designers use synthesis software to translate and optimize their RTL files into a netlist which is then handed off to the ASIC or semiconductor vendor or separate layout design group for physical design using Blast Fusion. Sales of Blast Fusion account for the largest portion of our revenue.

Blast Noise® is our noise detection and correction product. Interference, or noise from wires in close proximity to each other, can decrease chip performance or cause chip failure, particularly at 0.18 micron and below. Blast Noise works with Blast Fusion to actively detect potential noise problems and correct them during the physical design process.

Blast Plan™ delivers hierarchical design planning capabilities for use in implementing complex integrated circuit and system-on-chip designs. In a hierarchical design methodology, a chip design is partitioned into blocks that are designed and implemented individually and then later assembled to create the entire chip. Blast Plan works with Blast Fusion and Blast Create to streamline the hierarchical planning and design of large chips and system-on-chips within a single environment.

Blast Plan™ Pro combines the hierarchical design planning capabilities of Blast Plan with design exploration and early problem detection. Blast Plan Pro uses the same analysis engines as our implementation system, thus providing a direct path to IC implementation using Blast Fusion.

Blast Rail™ provides IC designers with integrated power analysis and planning, voltage-drop analysis, voltage-drop-induced delay analysis, and electromigration analysis on rail wires and vias. These features enable designers to maintain power integrity in their designs. Blast Rail is fully integrated with our RTL-to-GDSII implementation flow to enable a correct-by-construction rail design solution. Blast Rail™ NX is our enhanced version of Blast Rail.

Blast Power™, when launched in May 2004, was the industry’s first integrated power management and power minimization solution from RTL to GDSII. Blast Power is available as an option to our Blast Create and Blast Fusion implementation system, enabling us to offer a low-power design methodology that includes embedded power, timing, and rail analysis and power minimization techniques. With Blast Power, our users will be able to make power-vs-timing and power-vs-area tradeoffs throughout the RTL-to-GDSII flow—without having to export design data out of the Magma system. This tight integration of power optimization and management into the implementation process will enable users to deliver lower power and more cost-effective development cycles than point tool flows.

Blast Fusion® QT: Provides advanced capabilities that enable “Sign-off in the Loop” timing analysis with concurrent optimization. This product provides designers access to a sign-off timing analysis engine within the implementation flow, eliminating the need to iterate with external sign-off tools.

Blast Fusion® 5.0: Provides enhanced physical synthesis to improve congestion and timing of high performance designs. The product supports advanced 65-nanometer routing rules and improved runtime up to 50%. The optimization engine will take full advantage of multi mode and margin less OCV analysis to reduce design margins and turn around time.

Blast Plan™ FX: Provides automated hierarchical design capabilities for taking a complete hierarchical chip from RTL to GDSII in a deterministic, repeatable fashion throughout the design cycle.

Blast Yield™: A comprehensive design-for-yield (“DFY”) solution which incorporates multiple techniques to optimize the design for parametric and functional yield—both cell and wire yield—without compromising timing or area.

ArchEvaluator™ is the only commercial EDA tool that enables the programmable or Structured ASIC architecture designers to discover new synthesis-friendly architectures with the best performance and density advantages. ArchEvaluator is able to evaluate a wide scope of architecture parameters.

QuickCap® is the industry’s leading parasitic extraction technology. QuickCap is a highly accurate 3D-field solver used in parameter extraction and rules generation, library cell extraction, critical cell analysis, and critical net analysis.

QuickCap® NX is an enhanced version of the QuickCap tool, targeted to address specific design challenges that occur in 90-nanometer and smaller process technologies.

SiliconSmart® products provide robust timing, power, and signal integrity models in a variety of industry standard formats.

FineSim™: The next-generation highly accurate fast circuit simulator with full-chip analysis capabilities. These capabilities include advanced post-layout simulation features, high accuracy with low memory usage and high performance.

FineSim™ Pro: The next-generation highly accurate fast circuit simulator with full-chip analysis capabilities. These capabilities include advanced post-layout simulation features, high accuracy with low memory usage and high performance.

FineSim™ SPICE: The next-generation pure circuit simulator with Native Parallel Technology™ that vastly increases capacity and speed, thereby enabling simulation of circuits in a manner not previously done by competing spice simulators.

Camelot™: Provides silicon debug capability by linking IC design data with manufactured ICs using tool navigation, allowing for the localization of errors on the silicon versus design in early yield improvement cycles.

YieldManager®: Provides fab wide capability to collect, correlate, analyze and report yield loss data, driving yield prediction and early yield loss detection in the semiconductor manufacturing production process.

Services

We provide consulting and training to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our major customers include Texas Instruments, Broadcom, NEC, Toshiba, Qualcomm, Intel, Marvell, LSI Logic, Samsung and Vitesse. No customer accounted for 10% or more of our consolidated revenues during fiscal 2007.

Product Backlog

As of April 1, 2007 and April 2, 2006, we had greater than $420 million and $368 million, respectively, in backlog, which represents contractual commitments by our customers through purchase orders or contracts. As of April 1, 2007 and April 2, 2006, approximately 12% and 9%, respectively, of the backlog is variable based on volume of usage of our products by the customers, approximately 1% and 2%, respectively, includes specific future deliverables, and approximately 4% and 6%, respectively, is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Revenue and Orders Mix

Our license revenue in any given quarter depends on the volume of short term licenses shipped during the quarter and the amount of long term, ratable and cash receipts revenue from deferred revenue that is recognized out of backlog and recognized on orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short term licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short term licenses than expected.

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of April 1, 2007 and April 2, 2006, unbilled accounts receivable were approximately $7.6 million and $7.7 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 32% of our total revenue from sales outside the United States for fiscal 2007, compared to 33% in fiscal 2006 and 43% in fiscal 2005. Additional disclosure regarding financial information on geographic areas is included in Note 13 of our Consolidated Financial Statements in Item 8 of this Annual Report.

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

As of April 1, 2007, we had 363 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. (“Cadence”) and Synopsys, Inc. (“Synopsys”) are continuing to broaden their product lines to provide an integrated design flow, and we continue to compete with Mentor Graphics Corporation (“Mentor”) in certain product areas, such as physical verification tools. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from increasing market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2007, 2006 and 2005 were $63.6 million, $50.1 million and $43.1 million, respectively. There have not been any customer-sponsored research activities since our inception.

As of April 1, 2007, our research and development group consisted of 379 employees. We have engineering centers in California and Texas in the United States, and in China, India, the Netherlands and Korea. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we hold, directly or indirectly, more than 60 issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates between May 2008 and February 2025. We have filed, and plan to file, applications for additional patents. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

It is difficult to monitor and prevent unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

Our success depends in part upon our rights in proprietary software technology. We have patent applications pending for some of our proprietary software technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we enter into confidentiality agreements with those of our employees and consultants involved in product development. We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology or business plans. We require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Some of our products and technology include software or other intellectual property licensed from other parties. In addition, we also license software and other intellectual property from other parties for internal use. We may have to or want to obtain new licenses or renew licenses in the future.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. On September 17, 2004 and again on September 26, 2005, Synopsys, Inc. filed suit for patent infringement against us (as further discussed below in Item 3 of this Part I), and, other parties may assert infringement claims against us and/or our customers. Our products may be found by a court to infringe issued patents that may relate to or are required for our products. In addition, because patent applications in the United States are sometimes not publicly disclosed until the patent is issued, applications may have been filed that relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages, we may be prevented from distributing some of our products, and/or we may be required to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Foreign Operations

As indicated above and in Item 2 below, we have offices, including sales offices and engineering centers, located around the world. For additional information regarding risks attendant to our foreign operations, see the discussions under Item 1A, “Risk Factors” including discussion under the headings stating: “Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer;” “We are subject to risks associated with changes in foreign currency exchange rates,” and “Failure to obtain export licenses could harm our business by preventing us from transferring our technology outside of the United States.”

Employees

As of April 1, 2007, we had 843 full-time employees, including 379 in research and development, 363 in sales and marketing and 101 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 1650 Technology Drive, San Jose, California 95110, and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq Global Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information in our Web site is not incorporated by reference into this annual report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Additionally, the public may read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at the following Internet site: http://www.sec.gov. Our 2007 annual meeting is scheduled to be held on August 29, 2007 at our offices in San Jose, California. Financial information about us is set forth in the financial statements below.

ITEM 1A.    RISK FACTORS

Our business faces many risks. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in April 1997 and introduced our first major software product, Blast Fusion, in April 1999. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable in fiscal 2003 and fiscal 2004. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may not adopt our proprietary technologies or use our software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $197.8 million as of April 1, 2007. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $197.8 million as of April 1, 2007. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we incur net losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs, and we may not be able to continue to operate.

Our quarterly results are difficult to predict, and if we fail to reach certain quarterly financial expectations, our stock price is likely to decline.

Our quarterly revenue and operating results fluctuate from quarter to quarter and are difficult to predict. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher than anticipated costs in connection with litigation;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

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

We have faced lawsuits brought by Synopsys, Inc. related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

Synopsys previously filed various suits, including an action for patent infringement, against us. In addition, a putative shareholder class action lawsuit and a putative derivative lawsuit have been filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow (subject, in the case of Synopsys, to the terms of the settlement agreement with Synopsys pursuant to which we and Synopsys agreed not to initiate future patent litigation against each other for a period of two years commencing on March 29, 2007 provided certain terms are met). In the future Synopsys or other parties may assert intellectual property infringement claims against us or our customers (subject, in the case of Synopsys, to the terms of said settlement agreement). We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software which we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. In addition, many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims that are brought against them based on their use of our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe that the patent portfolios of our competitors are far larger than ours. This disparity between our patent portfolio and the patent portfolios of our competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

The outcome of intellectual property litigation and other types of litigation, could be, in the case of intellectual property litigation, our loss of critical proprietary rights and, in the case of intellectual property litigation and other types of litigation, unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert our management’s attention from our business. If there is a successful claim against us for infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may be prevented from distributing all or some of our products, and we may be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

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

The price of our common stock may fluctuate significantly, which may make it difficult for our stockholders to resell our stock at attractive prices.

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock fluctuated significantly in light of the recent litigation with Synopsys.

In March, 2007, we completed exchanges, whereby certain holders of approximately $49.9 million in aggregate principle amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “2008 Notes”) agreed to exchange their 2008 Notes for an equal aggregate principal amount of 2% Convertible Senior Notes due May 15, 2010 (the “2010 Notes”). The 2010 Notes were initially convertible into 3,329,267 shares of our common stock. Approximately $15.2 million aggregate principal amount of the 2008 Notes remain outstanding, which is convertible into 664,916 shares of our common stock. Upon the occurrence of certain triggering events, the number of shares of our common stock that are issuable upon conversion of the 2010 Notes may be increased by up to an additional 1,098,658 shares of our common stock. Sales of a substantial number of shares of our common stock in the public market following this note exchange, or any conversion of the 2010 Notes into shares of our common stock or the perception that such sales may occur, could cause the market price of our common stock to decline and could increase the fluctuations in our stock price.

The market price of our stock is subject to significant fluctuations in response to the risk factors set forth in this Item 1A., many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

In particular, we continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley where our headquarters is located.

Furthermore, in light of our adopting SFAS 123R “Share-Based Payment” in the first quarter of our fiscal year 2007, we changed our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees of the same caliber, we will be unable to increase our sales or implement or maintain our growth strategy.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals who we may be unable to recruit and retain.

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

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking our products against those of our competitors. As the complexity of the products we sell increases, we expect our sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require our customers to invest significant time and incur significant costs, we must target those individuals within our customer’s organization who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after those individuals decide to purchase our products, the negotiation and documentation processes can be lengthy and could lead the decision-maker to reconsider the purchase. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of their licenses significantly, and such shorter terms could in turn have an impact on our total results for orders for this fiscal year. In addition, the precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short term licenses than expected.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations is insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance policy coverage, and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of April 1, 2007. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the fiscal year ended April 1, 2007, our top three customers together accounted for approximately 25% of our revenue.

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

Most of our customers license our software under time-based licensing agreements, with terms that typically range from 15 months to 48 months. Most of our license agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our license agreements allow customers to terminate an agreement prior to its expiration under limited circumstances—for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence, Synopsys and Mentor. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors might be causing or might cause in the future the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.

Competition in the EDA market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors. Continued consolidation in the electronic design automation market could intensify this trend. Also, many of our competitors, such as Cadence, Synopsys and Mentor, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Competitive pressures may prevent us from obtaining new customers and gaining market share, may require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue our efforts to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	difficulties in integrating or retaining key employees of the acquired company;

•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in our best interest if our interests may change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we incur debt or issue equity securities to finance acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer design geometries.

Many of our customers are currently working on 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer (sub-90 nanometer) design geometries. Similarly, we acquired Mojave personnel and technology to better address the needs of potential or existing customers to design and verify semiconductors that are manufacturable with higher yield and performance, which is a key design parameter when moving to 65-nanometer geometries. Notwithstanding our efforts to support 65-nanometer geometries, customers may fail to adopt or may be slower to adopt 65-nanometer geometries and we may be unable to convince our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer design geometries or are slow to adopt 65-nanometer design geometries, our operating results may be harmed. In addition, if customers are not able successfully to make profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Our operating results will be harmed if chip designers do not adopt Blast Fusion, Talus, FineSim, the Quartz family of products or our other current and future products.

Blast Fusion has accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, and the Quartz family of products will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing Talus and other products. We must gain market penetration of Blast Fusion, Talus, FineSim, the Quartz family of products and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt Blast Fusion, Talus, FineSim, the Quartz family of products or our other current and future products, our operating results will be significantly harmed.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the rest of the Middle East and North Korea and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty, and some of our licensing agreements provide the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry, however, our insurance coverage may prove insufficient to protect against any claims that we experience.

Much of our business is international, which exposes us to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 32% of our total revenue from sales outside North America during fiscal year 2007, compared to 33% for fiscal year 2006 and 43% for fiscal year 2005. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	on-going events in North Korea, Iran, Iraq and rest of the Middle East;

•	the effects of terrorist attacks in the United States; and

•	any related conflicts or similar events worldwide.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the Nasdaq Stock Market have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may further increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the years ended April 1, 2007, April 2, 2006 and March 31, 2005, our independent registered public accounting firms have certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting; however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with these and other regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation. Further, a failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Stock Market and penalties or other adverse consequences under our existing contractual arrangements. In particular, pursuant to the indenture for the 2010 Notes, if we fail to file our annual or quarterly reports in accordance with the terms of that indenture, or if we do not comply with certain provisions of the Trust Indenture Act specified in the indenture, after the passage of certain periods of time at the election of a certain minimum number of holders of the 2010 Notes, we may be in default under the indenture unless we pay a fee equal to 1% per annum of the aggregate principal amounts of the 2010 Notes, or the extension fee, to extend the default date. Even if we pay the applicable extension fee, we will eventually be in default for these filing failures if sufficient time passes and we have not made the applicable filing.

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

Our success will depend on our ability to keep pace with the rapidly evolving technology standards of the semiconductor industry. If we are unable to keep pace with these evolving technology standards, our products could be rendered obsolete, which would cause our operating results to decline.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly over the past several years due to market conditions and had recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above.

In August 2005, we implemented a stock option exchange program (“Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to $9.20, the fair market value on the date of grant. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, our ability to retain employees could be affected.

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

Until April 2, 2006, we accounted for the issuance of employee stock options under principles that do not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We adopted the new rules in the first quarter of our fiscal year 2007. This change in accounting treatment has resulted and will continue to result in significant additional compensation expense compared to prior periods and has adversely affected and will likely continue to adversely affect our reported results of operations and hinder our ability to achieve profitability. We are continuing to assess the full impact of the adoption of SFAS 123R on our business practices and, as part of that assessment, have changed our employee compensation practices by, for example, issuing more restricted stock and fewer stock options. These changes could make it harder for us to retain existing employees and attract qualified candidates.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in fiscal year 2005 we decreased our workforce by 23 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to adequately manage our growth, disrupt operations, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support our or our customers’ efforts to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors (including competitors offering a broader set of products), or if we are unable to convince other software companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. We currently have a number of issued patents in the United States, but this number is relatively small in relation to our competitors.

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

The laws of some countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for them, which would harm our competitive position and market share.

Our directors, executive officers and principal stockholders own a substantial portion of our common stock and as a result of this concentration of ownership may be able to elect most of our directors and delay or prevent a change in control of Magma.

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

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change of control would be beneficial to the stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•

authorize our Board of Directors to create and issue, without prior stockholder approval, preferred stock that can be issued increasing the number of outstanding shares and deter or prevent a takeover attempt;

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

Our board of directors also has the power to adopt a stockholder rights plan, which could delay or prevent a change in control of us even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are sometimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board were to adopt such a plan it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

We are subject to risks associated with changes in foreign currency exchange rates.

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of April 1, 2007, we had approximately $2.8 million of cash and money market funds in foreign currencies. At this time, we are not hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect.

The convertible notes we issued in May 2003 and the convertible notes we issued in March 2007 are debt obligations that must be repaid in cash in May 2008 and May 2010, respectively, if they are not redeemed or converted into shares of our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of the 2008 Notes. In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7% of the total) of the 2008

Notes at an average discount to face value of approximately 22%. In addition, in May 2006, we repurchased another $40.3 million face amount (approximately 38.2% of the remaining principal) of the 2008 Notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $34.8 million and $35.0 million, respectively, on the repurchases in May 2005 and May 2006. In March 2007, we exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. We will be required to repay the $15.2 million remaining principal amount of the 2008 Notes in full in May 2008 and the $49.9 million principal amount of the 2010 Notes in full in May 2010, unless the holders of those notes elect to convert them into shares of our common stock before the repayment dates or these notes are otherwise redeemed. The conversion price, subject to adjustment in certain circumstances, is $15.00 for the 2010 Notes and $22.86 for the 2008 Notes. If the price of our common stock does not rise above the applicable conversion price, conversion of the notes is unlikely and we would be required to repay the principal amounts of the notes in cash. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our stock, regardless of our operating performance. Because the notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the notes.

We may have insufficient cash flow to meet our debt service obligations, including payments due on our convertible notes.

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, due on our outstanding 2008 Notes and 2010 Notes. The aggregate outstanding principal amount of these notes was $15.2 million and $49.9 million, respectively, at April 1, 2007. The 2010 Notes bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure that we will be able to make required principal and interest payments on the notes when due.

The conversion of our outstanding convertible notes would result in dilution to our current stockholders.

We currently have outstanding 2008 Notes in the principal amount of $15.2 million and 2010 Notes in the principal amount of $49.9 million. The 2008 are convertible into shares of our common stock at a conversion price of $22.86 per share, subject to adjustment. The 2010 Notes are convertible into shares of our common stock at a conversion price of $15.00 per share, subject to adjustment. At current conversion prices, an aggregate of approximately 3,995,000 shares of our common stock would be issued upon the conversion of all outstanding notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders.

Hedging transactions and other transactions may affect the value of our common stock and our convertible notes.

We entered into hedging arrangements with Credit Suisse First Boston International at the time we issued the 2008 Notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. Although at the time of our May 2005 and May 2006 repurchases and our March 2007 exchanges of the 2008 Notes portions of the hedging arrangements were retired, the remaining portions of these hedging arrangements are likely to have caused Credit Suisse First Boston International and others to take positions in our common stock in secondary market transactions or to enter into derivative transactions at or after the sale of the notes. Any market participants entering into hedging arrangements are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock or other securities, which may increase the volatility and reduce the market price of our common stock.

We may be unable to meet the requirements under the indentures to purchase our 2008 Notes and 2010 Notes upon a change in control.

Upon a change in control, which is defined in the indentures relating to the 2008 Notes and 2010 Notes to include some cash acquisitions and private company mergers, note holders may require us to purchase all or a portion of the notes they hold. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Future credit agreements or other agreements relating to our indebtedness might prohibit the redemption or repurchase of the notes and provide that a change in control constitutes an event of default. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would possibly limit or prohibit payments to note holders. Our obligation to offer to purchase the notes upon a change in control would not necessarily afford note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Failure to obtain export licenses could harm our business by preventing us from transferring our technology outside of the United States.

We are required to comply with U.S. Department of Commerce regulations when shipping our software products and/or transferring our technology outside of the United States or to certain foreign nationals. We believe we have complied with applicable export regulations, however, these regulations are subject to change, and, future difficulties in obtaining export licenses for current, future developed and acquired products and technology, or any failure (if any) by us to comply with such requirements in the past, could harm our business, financial conditions and operating results.

Our business operations may be adversely affected in the event of an earthquake or other natural disaster.

Our corporate headquarters and much of our research and development operations are located in San Jose, California, in California’s Silicon Valley region, which is an area known for its seismic activity. An earthquake, fire or other significant natural disaster could have a material adverse impact on our business, financial condition and/or operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

Our corporate headquarters are located in San Jose, California, where we occupy approximately 106,854 square feet under two leases, both of which expire on October 31, 2011. We have North American sales offices in California, Massachusetts, North Carolina, Pennsylvania, Texas, Washington and Canada. In addition, we have European offices in Germany, the Netherlands, France and the United Kingdom, an office in Israel, and Asian offices in China, India, Japan, Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.       LEGAL PROCEEDINGS

We are subject to some legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation and disputes is increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, we have not recorded any liabilities relating to these contingencies as of April 1, 2007. Legal fees are expensed in the period in which they are incurred.

Litigation with Synopsys

Synopsys California Case (Related Foreign Litigation)

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

On July 29, 2005, Synopsys filed an action against us in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to our ‘446 Patent.

On April 18, 2005, Synopsys filed an action against us in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to our ‘446 Patent.

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

Settlement

On March 29, 2007 Synopsys and Magma settled all pending litigation between the companies. As part of the settlement, Synopsys and Magma agree to release all claims in California, Delaware, Germany and Japan and to cross license the patents at issue in these jurisdictions as well as any related applications, both companies agree not to initiate future patent litigation against each other for 2 years provided certain terms are met, and Magma agreed to make a payment to Synopsys of $12.5 million toward the settlement of this dispute. All other terms of the settlement are confidential.

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

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that we and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. We and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ‘900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics, Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. Magma and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which we amended on March 27, 2007. The amended complaint for declaratory judgment seeks five claims of relief: (1) declaratory judgment of non-infringement of the ‘900 Patent; (2) declaratory judgment of invalidity of the ‘900 Patent; (3) lack of ownership of the ‘900 Patent; (4) the ‘900 Patent is unenforceable due to laches; and (5) declaratory judgment that unclean bars enforcement of the ‘900 Patent. We and the other Plaintiffs contend that LSI Logic is a joint owner of the ‘900 Patent and we have obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ‘900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. Both Plaintiffs and Defendants proposed bifurcation of the issue of LSI’s ownership from all other remaining issues, and a stay of activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. The Court will take up this proposal, as well as issues of scheduling and other issues, during the Case Management Conference, which is scheduled for May 21, 2007. While we intend to vigorously pursue this litigation against Bhandari and Vanguard Systems, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against claims of patent infringement. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded. We intend to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against the claims of Bhandari and Vanguard Systems. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is listed below.

The following table provides the names, offices, and ages of each of our executive officers as of May 31, 2007:

Name	Age	Position
Rajeev Madhavan	41	Chief Executive Officer and Chairman of the Board of Directors
Roy E. Jewell	52	President, Chief Operating Officer and Director
Peter S. Teshima	49	Corporate Vice President, Finance and Chief Financial Officer
Saeid Ghafouri	49	Corporate Vice President, Worldwide Field Operations
David H. Stanley	60	Corporate Vice President, Corporate Affairs and Secretary

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

Peter S. Teshima has served as our Corporate Vice President, Finance and Chief Financial Officer since April 2006. He served as our Vice President, Finance from August 2004 to April 2006. As our Vice President, Finance, he managed Magma’s worldwide finance organization. From January 2003 to August 2004 he served as Chief Operating Officer and Chief Financial Officer for Hier Design, Inc., a provider of electronic design automation design planning software targeted at the field programmable gate array market space. From February 2000 to December 2002, Mr. Teshima was Chief Financial Officer and Vice President of Finance and Administration at InTime Software, Inc., a provider of electronic design automation software. From November 1998 to January 2000, Mr. Teshima served as the Chief Financial Officer and Vice President of Finance and Administration of Cyclone Commerce, a provider of e-commerce and business to business software applications and products. From 1997 to 1998, Mr. Teshima served as Chief Financial Officer and Vice President of Finance and Administration of Avant! Corporation. Mr. Teshima’s prior experience includes serving as Chief Financial Officer at interHDL Inc., and High Level Design Systems.

Saeid Ghafouri has served as our Corporate Vice President, Worldwide Field Operations since September 2002. From September 1999 to September 2002, Mr. Ghafouri was President and Chief Executive Officer of Empact Software, Inc., an enterprise software company. He served as President and Chief Executive Officer of an electronic design automation company, interHDL, which was acquired by Avant! Corporation, from April 1998 to September 1999. Prior to that, Mr. Ghafouri served in various management positions between June 1996 and April 1998 at Synopsys, Inc., most recently as Vice President—Business Development for library products. He spent eight years with Cadence Design Systems Inc., between March 1986 and May 1994, where he served in various positions in Sales, Marketing and Applications Engineering.

David H. Stanley has served as our Corporate Vice President, Corporate Affairs since November, 2005 and as our Corporate Secretary since January 2006. From April 2005 to November 2005, Mr. Stanley served as a legal consultant to us. From July 2004 to April 2005 Mr. Stanley was an independent legal adviser. Prior to that, Mr. Stanley was our Director for Corporate Development and Strategy from August 2003 to June 2004, in which position Mr. Stanley worked on mergers and acquisitions. From September 1999 until April 2003, Mr. Stanley was general counsel of COLO.COM, a collocation space provider. From October 1997 to September 1999, Mr. Stanley was the general counsel and a member of the CEO Staff of Avant! Corporation. Mr. Stanley received an A.B. degree in economics from Dartmouth College in Hanover, New Hampshire, and a J.D. degree from the University of San Francisco.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “LAVA”. Public trading in our common stock commenced on November 20, 2001. Prior to that, there was no public market for our common stock. As of May 31, 2007, there were 465 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq Global Market on its consolidated transaction reporting system.

	High	Low
Fiscal 2007:
Fourth quarter	$8.95	$6.50
Third quarter	$9.58	$6.49
Second quarter	$9.89	$8.28
First quarter	$12.35	$8.13

Fiscal 2006:
Fourth quarter	$10.85	$8.31
Third quarter	$9.20	$7.55
Second quarter	$9.63	$7.96
First quarter	$12.05	$5.43

The following graph compares the cumulative 5-year total return to holders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes that the value of the investment in our common stock and in each index was $100 on March 31, 2002 and tracks it (including reinvestment of dividends) through April 1, 2007. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the common stock.

	3/31/02	3/31/03	3/31/04	3/31/05	4/2/06	4/1/07
Magma Design Automation, Inc.	100.00	39.83	107.30	61.00	44.45	61.46
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
NASDAQ Computer & Data Processing	100.00	76.72	96.82	104.03	122.64	133.49

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

Recent Sales of Unregistered Securities

In March 2007 we issued approximately $49.9 million aggregate principal amount of the 2010 Notes in privately negotiated transactions exempt from registration under the Securities Act. We disclosed these issuances in our Form 8-K filed on March 5, 2007 and our Form 8-K filed on March 16, 2007.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2007	1,929	$5.93	0	N/A
February 1—February 29, 2007	15,269	$9.56	0	N/A
March 1—April 1, 2007	360	$0.0001	0	N/A

Total	17,558	$8.97	0	N/A

*	Includes 1,305 shares and 14,634 shares repurchased at $8.77 and $9.98, respectively, the fair market value on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of April 1, 2007 and April 2, 2006 and selected consolidated statements of operations data for the years ended April 1, 2007, April 2, 2006 and March 31, 2005, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of March 31, 2005, 2004, and 2003 and the selected consolidated statements of operations data for the years ended March 31, 2004 and 2003 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005	March 31, 2004	March 31, 2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$178,153	$164,044	$145,941	$113,729	$75,092
Cost of revenue(1)	$54,579	$41,715	$22,216	$16,647	$11,575
Operating income (loss)(1)(2)(3)	$(67,773)	$(26,529)	$(5,654)	$13,633	$2,994
Other income, net(4)	$7,269	$8,141	$209	$1,418	$1,263
Net income (loss)	$(61,185)	$(20,937)	$(8,581)	$11,475	$3,074
Net income (loss) per share—basic	$(1.67)	$(0.61)	$(0.25)	$0.36	$0.10
Net income (loss) per share—diluted	$(1.67)	$(0.61)	$(0.25)	$0.29	$0.10

	Fiscal Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005	March 31, 2004	March 31, 2003
	(in thousands, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$56,038	$97,158	$135,518	$150,842	$95,697
Total assets	$239,646	$284,064	$319,224	$314,475	$127,478
Convertible notes, net	$63,077	$105,500	$150,000	$150,000	$—
Other non-current liabilities	$4,689	$5,727	$1,749	$5,999	$72
Total stockholders’ equity	$82,767	$113,903	$121,399	$117,739	$105,772

(1)	We adopted SFAS 123R, “Share-Based Payment” on April 3, 2006 using the modified prospective transition method, under which we began recognizing compensation expense for stock-based awards granted on or after April 3, 2006 and unvested awards granted prior to April 3, 2006.
(2)	Includes a charge of $12.5 million relating to litigation settlement expense for fiscal 2007.
(3)	Includes charges of $1.3 million, $0.5 million $4.4 million and $0.2 million for fiscal 2007, 2006, 2005 and 2004, respectively, for in-process research and development.
(4)	Includes gains on extinguishment of convertible notes of $6.5 million and $8.8 million for fiscal 2007 and 2006, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue, completion of in-process development of Knights Technology products, research and development expense, sales and marketing expense, general sales and administrative expense, cash expenditures, and various other operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; our ability to integrate acquired businesses and technologies; negative effects of past and future changes to our organizational structure; litigation, including future litigation about which we are unaware; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; changes in laws and regulations, including export control laws and tax regulations; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; delays or defaults in customer payments; weaker-than-anticipated sales of our products and services; higher-than-expected costs of providing support services for our products; adverse pricing pressure; risks relating to conducting business internationally, including currency risks; weakness in and the cyclical nature of the communications, computing, consumer electronics, networking or semiconductor industries; our ability to manage expanding operations; our ability to attract and retain key personnel, including management, technical, marketing and sales personnel needed to operate our company successfully; product defects; our ability to continue to deliver competitive products to customers; superior pricing or performance by our competitors’ products; potentially higher-than-anticipated costs of litigation; our ability to protect our intellectual property; our ability to attract sufficient capital on reasonable terms in the future; terrorism or natural disasters such as earthquakes; and changes in accounting rules. We undertake no additional obligation to update these forward looking statements.

Executive Summary

We provide EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See “Item 1, Business” for a more complete description of our business.

As an EDA software provider, we generate substantially all our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development (“R&D”) budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering R&D expenditures, cutting back on design starts, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

To support our customers, we have focused on providing technologically advanced products to address each step in the IC design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

Our accomplishments during fiscal 2007 include:

•	We successfully completed four transactions during fiscal 2007 to broaden our product offerings and to incorporate key technologies into our existing products.

•

The number of our employees increased to 843 as of April 1, 2007, up from 639 as of April 2, 2006. Most of the increase in employees represents additions to our R&D and application engineering organizations. Our investments in these organizations are expected to enable us to continue to provide leading-edge design solutions for our customers in all key areas of chip design.

•

Revenue for fiscal 2007 was $178.2 million, an increase of 9% from the prior year. Licenses and bundled licenses and services sales for fiscal 2007 and 2006 accounted for approximately 81% and 85%, respectively, of total revenue. Of the total revenue for fiscal 2007, 66% represented orders recognized on a ratable basis or due-and-payable or cash-receipts basis, and 15% represented short-term time-based and perpetual licenses recognized up-front.

•

Domestic sales revenue increased by $12.2 million or 11% in fiscal 2007 as compared with the prior year. This increase was primarily due to large orders executed during fiscal 2007 in North America. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products amongst their design group designers.

•	For fiscal 2007, cash flows generated from operations were $21.3 million, or 12% of fiscal 2007 revenue.

Recent Acquisitions

During fiscal 2007, we acquired companies and purchased technologies that enable us to expand into new markets. We believe that these acquisitions are a significant factor in Magma being able to compete successfully in the EDA industry and we expect to make similar acquisitions in the future. These acquisitions have increased the number of our employees and increased our research and development and sales and marketing expenses.

Acquisitions may decrease our liquidity in the short term if earnout milestones are achieved and we are required to pay contingent cash consideration under the terms of the applicable acquisition agreements.

Business combination

On November 20, 2006, we acquired Knights, a wholly owned subsidiary of FEI Company. Knights is a provider of yield management and failure analysis software solutions to the semiconductor industry. The acquisition broadens our product portfolio and is expected to allow us to tighten the link between design and manufacturing. We acquired Knights for a total consideration of approximately $8.0 million in cash. Under the acquisition agreement, we retained $250,000 of the initial consideration in a segregated bank account to secure certain indemnification obligations of FEI Company.

Asset purchases

On February 12, 2007, we acquired certain patents and intellectual property of a privately-held developer of EDA and design flow technology. Pursuant to the asset purchase agreement, we paid a total consideration of $250,000 in cash upon close of the transaction.

On October 6, 2006, we acquired a technology license and certain other information from another company for a total fee of $2.0 million. The licensed technology will be integrated into our current product offerings and various other products under development. Under the license agreement, we obtained a perpetual, fully-paid, royalty-free worldwide license. We also agreed to pay up to $6.0 million of cash in additional license fees based upon achievement of certain milestones.

On May 3, 2006, we acquired a license to technology relating to electronic design automation from Stabie-Soft, Inc. We paid $2.5 million for the license upon close of the transaction. We also agreed to pay up to $0.5 million in cash in additional license fees based upon achievement of certain milestones.

Acquisition-related contingent cash considerations

During fiscal 2007, a total of $10.8 million of contingent cash consideration was earned upon the achievement of certain milestones under various prior asset purchase and business combination agreements, of which $2.3 million remained payable as of April 1, 2007.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on this Form 10-K. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

Licenses revenue and bundled licenses and services revenue

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

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the license, services and initial post contract support is due within one year of the contract date—we recognize revenue to the extent of the lesser of the portion of the amount due and payable or the ratable portion of the entire fee. We classify the revenue recognized from these transactions separately as bundled licenses and services revenue in our consolidated statements of operations.

For our perpetual licenses and some time-based license arrangements, we unbundle maintenance by including maintenance for up to the first period of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us. In these unbundled licenses, the aggregate renewal period is greater than or equal to the initial maintenance period. The stated rate for maintenance renewal in these contracts is VSOE of the fair value of maintenance in both our unbundled time-based and perpetual licenses. Where the only undelivered element is maintenance, we recognize license revenue using the residual method. If an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

Stock-based compensation

Effective April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore, have not restated prior periods’ results for comparative purposes to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized stock-based compensation expense related primarily to restricted stock awards and the employee stock option exchange in fiscal 2006 and accounted for forfeitures as they occurred.

Determining the fair value of stock-based awards at the grant date requires the input of various highly subjective assumptions, including expected future stock price volatility, expected term of instruments and expected forfeiture rates. We established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected future stock price volatility was developed based on the average of our historical weekly stock price volatility and average implied volatility. These input factors are subjective and are determined using management’s judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

As of April 1, 2007, one of our customers accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 13 to the consolidated financial statements). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different than that which is reflected in our historical income tax provisions.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of April 1, 2007, $0.6 million of the notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.0 million at April 1, 2007. Our ability to recover our investments in private, non-marketable equity securities and convertible notes, and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges and share of equity loss related to these non-marketable equity investments of $0.6 million during fiscal 2007.

Results of Operations

Revenue overview

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”), where we do not have VSOE of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with unbundled license arrangements. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above in our “Critical Accounting Policies and Estimates.” For management reporting and analysis purposes we classify our revenue into the following four categories:

•	Ratable

•	Due & Payable

•	Cash Receipts

•	Up-Front / Perpetual or Time-Based

We classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods.

We use this classification of license revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. It is important to note that the characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts if that customer has difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting purposes, prior periods are not restated to reflect that change. The following table shows the breakdown of license revenue by category as defined for management reporting and analysis purposes (in thousands, except for percentage data):

	Year Ended April 1, 2007	% of Revenue	Year Ended April 2, 2006	% of Revenue
Revenue category:

Licenses and bundled licenses and services revenue
Ratable	$33,199	19%	$34,123	21%
Due & Payable	75,506	42%	55,004	34%
Cash Receipts	9,199	5%	8,465	5%
Up-Front	27,012	15%	41,659	25%

	144,916	81%	139,251	85%
Services revenue	33,237	19%	24,793	15%

Total Revenue	$178,153	100%	$164,044	100%

Ratable.    For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. The revenue for these bundled arrangements for both license and maintenance is classified as license revenue in our statement of operations. For unbundled time-based licenses with a term of less than 15 months, we recognize license revenue ratably over the license term. For management reporting and analysis purposes, we refer to both these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

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

Cash Receipts.    We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. Such customers generally order short-term time based licenses or separate annual maintenance. We recognize license revenue as we receive cash payments from these customers. Maintenance is recognized ratably over the maintenance term as we received cash payments from these customers. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

Up-Front/Perpetual license or Time-Based licenses with short-term payments.    For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment if the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. We recognize maintenance revenue ratably over the maintenance term. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Up-Front,” where the license is either perpetual or time-based.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006 (in thousands, except percentage data):

	Year Ended			% Change
	April 1, 2007	April 2, 2006	March 31, 2005	2006 / 2007	2005 / 2006
Revenue:
Licenses	$101,991	$86,418	$75,519	18%	14%
Bundled licenses and services.	42,925	52,833	48,476	(19)%	9%
Services	33,237	24,793	21,946	34%	13%

Total revenue	178,153	164,044	145,941	9%	12%
Cost of revenue
Licenses	24,125	16,267	4,580	48%	255%
Bundled licenses and services.	12,935	13,404	7,175	(4)%	87%
Services	17,519	12,044	10,461	46%	15%

Total cost of revenue	54,579	41,715	22,216	31%	88%

Gross profit	$123,574	$122,329	$123,725	1%	(1)%

Percentage of total revenue:
Licenses revenue	57%	53%	52%
Bundled licenses and services revenue	24%	32%	33%
Services revenue	19%	15%	15%
Cost of revenue	31%	25%	15%
Gross profit	69%	75%	85%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth the fluctuations in geographic distribution of revenue from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006 (in thousands, except percentage data):

	Year Ended			% Change
	April 1, 2007	April 2, 2006	March 31, 2005	2006 / 2007	2005 / 2006
Revenue:
Domestic	$121,633	$109,434	$82,537	11%	33%
International	56,520	54,610	63,404	4%	(14)%

Total revenue	$178,153	$164,044	$145,941	9%	12%

Percentage of total revenue:
Domestic	68%	67%	57%
International	32%	33%	43%
Total revenue	100%	100%	100%

Revenue

•

Licenses revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to large orders executed during fiscal 2007 in North America, Japan and Asia-Pacific. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. We do not factor any of our receivables to obtain revenue. The increase in domestic revenue was partially offset by a decrease in revenue from Europe in fiscal 2007 compared to fiscal 2006. No customer accounted for greater than 10% of total revenue for fiscal 2007 and one customer accounted for greater than 10% of total revenue for fiscal 2006. License revenue as a percentage of revenue increased in fiscal 2007 compared to fiscal 2006.

License revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to large orders executed during the fiscal 2006 periods in North America and Europe. These orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products, amongst their design group designers. One customer accounted for greater than 10% of total revenue for both fiscal 2006 and fiscal 2005. License revenue as a percentage of revenue increased slightly in fiscal 2006 as compared to fiscal 2005.

•

Bundled licenses and services revenue decreased in fiscal 2007 compared to fiscal 2006 primarily driven by revenue from large orders of a few of the company’s customers executed during fiscal 2006 that either transitioned to unbundled license revenue or ended in fiscal 2007. Bundled licenses and services revenue decreased in all regions except Asia-Pacific. Bundled licenses and services revenue came from new customers and existing customers extending license periods. Bundled licenses and services revenue as a percentage of revenue decreased in fiscal 2007 compared to fiscal 2006.

Bundled licenses and services revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to large orders executed during the fiscal 2006 periods in North America and Europe, These orders came from existing customers who extended license periods and added license capacity. Bundled licenses and services revenue as a percentage of revenue decreased in fiscal 2006 as compared to fiscal 2005.

•

Services revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to a $4.5 million increase in services revenue and a $3.9 million increase in maintenance revenue. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders.

Services revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to a $3.5 million increase in maintenance revenue.

•

Domestic revenue as a percentage of total revenue in fiscal 2007 increased from 67% to 68% as compared to fiscal 2006. This increase was primarily due to large orders executed during fiscal 2007 from a few major customers.

Domestic revenue as a percentage of total revenue in fiscal 2006 increased from 57% to 67% as compared to fiscal 2005. This increase was primarily due to a one-time, non-recurring payment for the termination of an existing customer’s license agreement. The payment arose from sale of this customer’s semiconductor division to a third party. The third party acquirer, also an existing customer, purchased additional software licenses for use by engineers transferred in the acquisition. The increase in domestic revenue was also due to a customer in North America purchasing additional capacity for existing licenses and licenses to new technology products during fiscal 2006.

•

International revenue as a percentage of total revenue in fiscal 2007 decreased from 33% to 32% as compared to fiscal 2006 primarily due to our existing customers in Europe requiring less capacity for existing licenses and fewer licenses to new technology products.

International revenue as a percentage of total revenue in fiscal 2006 decreased from 43% to 33% as compared to fiscal 2005 primarily due to our existing customers in Japan and Europe requiring less capacity for existing licenses and fewer licenses to new technology products.

Cost of revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of license revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase in amortization charges related to new acquired intangible assets and to several existing acquired technology licenses, as we began recognizing revenue from such products that were based on these acquired technologies during fiscal 2007 or fiscal 2006. All or a portion of the amortization expenses on these existing technology assets were included in the operating expense for fiscal 2006. The remainder of the fluctuation in cost of license was accounted for by other individually insignificant items.

Cost of license revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to an increase in amortization charges related to new acquired intangible assets and to several existing acquired technology licenses, as we began recognizing revenue from such products that were based on these acquired technologies during fiscal 2006 or fiscal 2005. All or a portion of the amortization expenses on these existing technology assets were included in the operating expense for fiscal 2005. The remainder of the fluctuation in cost of license was accounted for by other individually insignificant items.

•

Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreases in bundled licenses and services revenue in fiscal 2007 compared to fiscal 2006. Cost of bundled licenses and services revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to increases in bundled licenses and services revenue in fiscal 2006 compared to fiscal 2005.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, consulting services and training. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of service revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to increases in personnel and related costs and stock-based compensation expenses for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2007 compared to fiscal 2006. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method.

Cost of services revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to increases in personnel and related costs for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2006 compared to fiscal 2005.

Operating expenses

The table below (in thousands, except percentage data) sets forth the fluctuations in operating expenses from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006:

	Year Ended			% Change
	April 1, 2007	April 2, 2006	March 31, 2005	2006 / 2007	2005 / 2006
Operating expenses:
Research and development	$63,625	$50,085	$43,052	27%	16%
In-process research and development	1,300	450	4,364	189%	(90)%
Sales and marketing	60,041	46,539	44,779	29%	4%
General and administrative	42,870	39,935	18,475	7%	116%
Restructuring costs	—	—	698
Amortization of intangible assets	11,011	11,849	18,011	(7)%	(34)%
Litigation settlement	12,500	—	—

Total operating expenses	$191,347	$148,858	$129,379	29%	15%

	Year Ended			% Change
	April 1, 2007	April 2, 2006	March 31, 2005	2006 / 2007	2005 / 2006
Percentage of total revenue:
Research and development	36%	31%	30%
In-process research and development	1%	0%	3%
Sales and marketing	34%	28%	31%
General and administrative	24%	24%	13%
Restructuring costs	—	—	1%
Amortization of intangible assets	6%	7%	12%
Litigation settlement	7%	—	—
Total operating expenses	107%	91%	89%

•

Research and development expense increased by $13.5 million in fiscal 2007 compared to fiscal 2006 primarily due to an increase in payroll-related expenses of $9.7 million, an increase in stock-based compensation charges of $1.7 million, and increases in other individually insignificant items such as consulting and travel expenses. The increase in payroll related expenses in fiscal 2007 was primarily attributable to an increase in bonus expense of $1.5 million and an increase in salaries and related expenses of $7.3 million due to increases in the number of employees and annual wage increases. We increased the number of our research and development employees by 50% through direct hiring and acquisitions during fiscal 2007. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method.

Research and development expense increased by $4.2 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase in payroll related expenses of $5.5 million, which included an increase in bonus expense of $3.0 million and an increase in salaries and related expenses of $1.6 million due to the increase of senior and experienced staff in research and development through direct hiring and acquisitions. The increase in research and development expense in fiscal 2006 was also caused by higher allocated common expenses (e.g., information technology and facility related expenses) of $0.5 million compared to fiscal 2005. The increases in research and development expense in fiscal 2006 compared to fiscal 2005 were partially offset by a decrease in software maintenance costs of $1.7 million due to the fact that a major software maintenance contract expired in the last quarter of fiscal 2005. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items.

We expect our research and development expense in fiscal 2008 to increase moderately, but to decrease as a percentage of fiscal 2008 revenue.

•

In-process research and development (“IPR&D”) expense of $1.3 million in fiscal 2007 consisted of a charge recorded in connection with our acquisition of Knights in November 2006. IPR&D expense of $450,000 in fiscal 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. IPR&D expenses of $4.4 million in fiscal 2005 consisted primarily of a charge of $4.0 million recorded in connection with our acquisition of Mojave. in April 2004. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. The in-process technology projects of Mojave and ACAD were completed in fiscal 2006 and fiscal 2007, respectively, and we expect to bring the in-process products of Knights to completion during the first quarter of fiscal 2008.

•

Sales and marketing expense increased by $13.5 million in fiscal 2007 compared to fiscal 2006 primarily due to an increase in payroll related expenses of $7.7 million, an increase in stock-based compensation charges of $3.7 million, an increase in commission expense of $1.4 million, an increase in travel expense of $1.4 million and increases in other individually insignificant items such as professional services and marketing communications. The increases in payroll related charges were primarily due to increases in the number of employees and annual wage increases. In fiscal 2007, the number of employees in sales and marketing increased by 20% over fiscal 2006 primarily due to growth in the number of application engineer employees. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method. The increases were partially offset by an increase in expenses allocated to cost of services revenue (primarily application engineering costs) of $2.2 million.

Sales and marketing expense increased by $1.8 million in fiscal 2006 compared to fiscal 2005 primarily due to an increase in payroll related expenses of $3.7 million, which included an increase in bonus expense of $1.9 million and an increase in salaries and fringe benefits of $1.4 million as we increased the number of our sales and marketing employees by 11% (primarily application engineers), through direct hiring and acquisitions during fiscal 2006. The increase was also caused by an increase in commission expense of $0.3 million as a result of sales and bookings growth experienced in fiscal 2006. The increases were partially offset by an increase in expenses allocated to cost of services revenue (primarily application engineering costs) of $1.8 million and a decrease in professional services of $0.5 million.

We expect our sales and marketing expenses in fiscal 2008 to increase moderately compared to fiscal 2007, but to decrease as a percentage of fiscal 2008 revenue.

•

General and administrative expense increased by $2.9 million in fiscal 2007 compared to fiscal 2006 primarily due to increases in stock-based compensation expenses of $4.4 million, moving expenses and write-off of unamortized leasehold improvement of $2.8 million, payroll related expenses of $2.0 million, asset depreciation of $1.0 million and consulting expense of $0.9 million. The increases were partially offset by a decrease of $6.9 million in legal fees related to patent litigation with Synopsys, Inc. and other legal expenses, excluding the settlement fee of $12.5 million for the Synopsys litigation, and an increase in allocated cost to other functional areas of $2.9 million due to higher common expenses in fiscal 2007 compared to fiscal 2006. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

General and administrative expense increased by $21.5 million in fiscal 2006 compared to fiscal 2005 primarily due to increases in professional service fees of $16.4 million, payroll related expenses of $4.3 million, and asset depreciation of $1.8 million, partially offset by a decrease in bad debt expense of $0.5 million and an increase in allocated cost to other functional areas of $1.0 million due to higher common expenses in fiscal 2006 compared to fiscal 2005. The increase in professional service fees in fiscal 2006 primarily consisted of legal expenses of $13.9 million, which were accrued for as incurred, specifically related to patent litigation with Synopsys, Inc. The increase in payroll related expenses in fiscal 2006 primarily consisted of an increase in bonus expense of $1.6 million and an increase in salaries and fringe benefits of $2.4 million as we increased the number of our general and administrative employees by 22% in fiscal 2006, The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

We expect our general and administrative expenses in fiscal 2008 to decrease compared to fiscal 2007. Legal expenses and professional services related to litigation are expected to decrease significantly, variable compensation is expected to grow moderately in proportion to increases in the number of employees, and professional fees related to compliance with the requirements of the Sarbanes-Oxley Act of 2002 are expected to increase moderately over fiscal 2007 level.

•

Litigation settlement costs of $12.5 million in fiscal 2007 represented an accrued payment to Synopsys of $12.5 million toward the settlement of the patent litigation with Synopsys. The payment was made in April 2007. No such charge was incurred in fiscal 2006 and fiscal 2005.

•

Restructuring costs of $0.7 million in fiscal 2005 represented employee termination charges resulting from our realignment to current business conditions in the first quarter of fiscal 2005. No such charge was incurred in fiscal 2007 and fiscal 2006.

•

Amortization of intangible assets decreased by $0.8 million in fiscal 2007 compared to fiscal 2006 primarily due to the change in classification of amortization charges relating to developed technology from operating expenses to cost of license revenue as we began recognizing revenues from products based on the developed technology during fiscal 2007 or fiscal 2006.

Amortization of intangible assets decreased by $6.2 million in fiscal 2006 compared to fiscal 2005 primarily due to a $9.5 million decrease in amortization relating to certain developed technologies resulting from the change in classification of amortization charges relating to these developed technology from operating expenses to cost of license revenue as we began recognizing revenues from products based on these developed technology during fiscal 2006 or 2005. The decrease was partially offset by amortization of new intangible assets acquired in fiscal 2006.

The intangible assets amortized include licensed technology, patents, trademarks, customer contracts, customer relationships, no shop rights, non-competition agreements and assembled workforces that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Other items

The table below (in thousands, except percentage data) sets forth the fluctuations in other items from fiscal 2006 to fiscal 2007 and from fiscal 2005 to fiscal 2006:

	Year Ended			% Change
	April 1, 2007	April 2, 2006	March 31, 2005	2006 / 2007	2005 / 2006
Other income, net:
Interest income	$2,729	$2,875	$2,287	(5)%	26%
Interest expense	(723)	(849)	(996)	(15)%	(15)%
Gain on extinguish of debt	6,532	8,781	—	(26)%
Other expense, net	(1,269)	(2,666)	(1,082)	(52)%	146%

Total other income, net	$7,269	$8,141	$209
Income tax provision	$1,002	$2,549	$3,136	(61)%	(19)%

•

Interest income decreased by 5% in fiscal 2007 compared to fiscal 2006 primarily due to our lower cash and investments balance resulting from our use of cash to acquire intangible assets and to repurchase a portion of our 2008 Notes during fiscal 2007. The decrease was partially offset by higher interest rates on our cash and investments balance during the period.

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

•

Interest expense primarily represents amortization of debt discount and issuance costs, which were recorded in connection with our 2008 Notes offering completed in May 2003. During fiscal 2007, we wrote off a total of $0.9 million of the unamortized debt issuance costs in connection with the portions of the 2008 Notes repurchased in May 2006 and exchanged in March 2007, resulting in less amortization on debt issuance costs for fiscal 2007. The decrease was partially offset by increase of interest expense on capital leases in fiscal 2007.

During fiscal 2006, we wrote off $0.9 million of the unamortized debt issuance costs in connection with the portions of the 2008 Notes repurchased in May 2005, resulting in $0.3 million lower amortization on debt issuance costs for fiscal 2006 compared to fiscal 2005. The decrease was partially offset by increase of interest expense on capital leases in fiscal 2006.

•

Gain on extinguishment of debt, net in fiscal 2007 primarily consisted of a $5.3 million gain on the repurchase of $40.3 million of the 2008 Notes and a $2.1 million gain on the exchange of $49.9 million of the 2008 Notes for the 2010 Notes. The gains were partially offset by a total of $0.9 million write-offs of the debt issuance costs related to the portions of the 2008 Notes repurchased or exchanged in fiscal 2007.

Gain on extinguishment of debt, net in fiscal 2006 primarily consisted of a $9.7 million gain on repurchase of $44.5 million of the convertible subordinated debt, partially offset by a $0.9 million write-off of the debt issuance costs related to the repurchase.

•

Other expense, net decreased by $1.4 million in fiscal 2007 compared to fiscal 2006 primarily due to a $0.7 million decrease in loss on sale of short-term investments, a $0.4 million decrease in charges associated with other than temporary impairment in our strategic investments and a $0.3 million favorable change in foreign exchange gain/loss in fiscal 2007. The impairment charge was determined based on our periodic review of the investee company’s financial performance, financial conditions and near-term prospects. The favorable change in foreign exchange gain/loss in fiscal 2007 was caused by a favorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

Other expense, net increased by $1.6 million in fiscal 2006 compared to fiscal 2005 primarily due to a $0.7 million increase in loss on sale of short-term investments, a $0.2 million increase in charges associated with other than temporary impairment in our strategic investments and a $0.7 million negative change in foreign exchange gain/loss in fiscal 2006. The negative change in foreign exchange gain/loss in fiscal 2006 was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•

Provision for income taxes. The effective tax rate was 1.7%, 13.9% and 57.6% in fiscal 2007, 2006, and 2005, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, deferred compensation, in-process research and development, research and development tax credits, and foreign withholding taxes. Income tax expense was $1.0 million, $2.5 million and $3.1 million in fiscal 2007, 2006 and 2005 respectively. The income tax expense is comprised primarily of alternative minimum taxes, state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes.

We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance against our net deferred tax assets until it becomes more likely than not that the deferred tax assets are realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of unutilized net operating loss and tax credit carryforwards.

Liquidity and Capital Resources

	April 1, 2007	April 2, 2006	March 31, 2005
As of:
Cash, cash equivalents and short-term investments	$56,038	$97,158	$135,518

For the Year Ended:
Net cash provided by operating activities	$21,312	$40,210	$37,128
Net cash provided by (used in) investing activities	$(8,337)	$43,082	$(27,738)
Net cash used in financing activities	$(26,189)	$(45,232)	$(6,375)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were (a) approximately $56.0 million at April 1, 2007, a decrease of $41.1 million or 42% from April 2, 2006; and (b) approximately $97.2 million at April 2, 2006, a decrease of $38.4 million or 28% from March 31, 2005. The decreases in both fiscal years primarily reflected cash used for repurchase of a portion of the 2008 Notes, purchases of intangible assets, equity investments and capital investments, and for fiscal 2006, also reflected cash used for repurchase of common stock. These decreases were partially offset by cash generated from operations and proceeds from common stock issuances. Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, U.S. agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

Repurchases and exchanges of convertible subordinated notes

On May 22, 2003, we issued $150.0 million principal amount of the 2008 Notes resulting in net proceeds of approximately $145.1 million. The 2008 Notes do not bear coupon interest and are convertible into shares of our common stock at an initial conversion price of $22.86 per share. Based upon the $22.86 initial conversion rate, the $150.0 million principal amount of 2008 Notes was initially convertible into an aggregate of approximately 6.56 million shares of our common stock. The 2008 Notes are subordinated to our existing and future senior indebtedness, including the 2010 Notes, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. In order to minimize the dilutive effect from the issuance of the 2008 Notes, we entered into convertible bond hedge and warrant transactions with Credit Suisse First Boston International (“CSFB International”). Under the convertible bond hedge arrangement, CSFB International agreed to sell us, for $22.86 per share, up to 6.56 million shares of our common stock to cover our obligation to issue shares upon conversion of the 2008 Notes. In addition, we issued CSFB International a warrant to purchase up to 6.56 million shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the 2008 Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at our option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The net cost incurred in connection with these arrangements, which consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was approximately $20.3 million.

In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7% of the principal amount) of the 2008 Notes at an average discount to face value of approximately 22%. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million aggregate principal amount of the 2008 Notes outstanding. At the same time we terminated a corresponding portion of the hedging arrangements.

In May 2006, we repurchased, in privately negotiated transactions, an additional $40.3 million face amount (or approximately 38.2% of the remaining principal amount) of the 2008 Notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $35.0 million on the repurchase. The repurchase left approximately $65.2 million aggregate principal amount of the 2008 Notes outstanding. At the same time we terminated a corresponding portion of the hedging arrangements.

In March 2007, we exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal amount) of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. At the same time we terminated a corresponding portion of the hedging arrangements. The 2010 Notes bear interest at 2% per annum and are convertible into shares of our common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 3.33 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank senior in right of payment to the 2008 Notes and junior in right of payment to Magma’s $5.0 million revolving line of credit facility. After May 20, 2009, we will have the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision which allows us, at our option, in lieu of delivery of some or all of the shares of common stock otherwise issuable upon conversion of the 2010 Notes, to pay holders of the 2010 Notes in cash for all or a portion of the principal amount of the converted 2010 Notes and any amounts in excess of the principal amount which are due. After the exchange, approximately $15.2 million principal amount of the 2008 Notes remain due on May 15, 2008 and approximately $49.9 million principal amount of the 2010 Notes remain due on May 15, 2010, unless the holders of those notes elect to convert them into our common or the notes are otherwise redeemed before their respective repayment dates.

Repurchases of common stock

On April 13, 2005, we announced that our Board of Directors authorized us to repurchase up to 2,000,000 shares of our common stock. The stock repurchase program was completed in May 2005 and we used approximately $16.0 million to repurchase 2,000,000 shares of our common stock. 1,000,000 of the repurchased shares are reserved for our 2004 Employment Inducement Award Plan and the remaining 1,000,000 shares are to be used for general corporate purposes.

On July 28, 2004, we announced that our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. The repurchase was completed in the second quarter of fiscal 2005 and we used approximately $16.6 million to repurchase 1,000,000 shares of our common stock. The repurchased shares are to be used for our 2004 Employment Inducement Award Plan.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $18.9 million to $21.3 million in fiscal 2007 compared to fiscal 2006. The decrease was primarily due to a $31.8 million increase in costs and expenses and a $1.0 million decrease in cash from interest income. These decreases in cash flow were partially offset by a $7.7 million net change in accounts payable and accrued liabilities balances and a $6.4 million increase in cash from customers in fiscal 2007. The increase in cash from customers was primarily due to growth in revenue and strong cash collection in fiscal 2007 compared to fiscal 2006. Accounts payable and accrued liabilities balances increased by $19.4 million and $11.7 million, respectively, in fiscal 2007 and 2006. The increase in accrued liabilities balances was primarily due to the accrual of the $12.5 million Synopsys litigation settlement in the fourth quarter of fiscal 2007, partially offset by decreases in accrued bonuses and commissions balances.

Net cash provided by operating activities increased by $3.1 million to $40.2 million in fiscal 2006 compared to fiscal 2005. The increase was primarily due to a $22.2 million increase in cash from customers, an $8.2 million decrease in payments associated with accounts payable and accrued liabilities and a $1.6 million increase in cash from interest income. These increases in cash flow were partially offset by a $28.1 million increase in costs and expenses and a $0.8 million increase in payments associated with prepaid and other assets balances. The increase in cash from customers was primarily due to growth in revenue and strong cash collection in fiscal 2006 compared to fiscal 2005. The payment of accrued liabilities in fiscal 2005 was primarily related to a payout of accrued bonuses during the period.

Net cash provided by/used in investing activities

Net cash used in investing activities was $8.3 million in fiscal 2007. We had net proceeds of $28.0 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the 2008 Notes. We used a total of $25.3 million in cash to acquire Knights, purchase technology licenses and make earnout payments relating to prior acquisitions and made an investment of $0.9 million in a privately held technology company for business and strategic purposes. We also acquired property and equipment totaling $5.4 million in cash and $2.8 million through capital leases. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. In addition, in connection with the $3.0 million borrowings under the line of credit and our entry into two new office leases, we maintain restricted cash of $4.7 million as securities to the borrowings and deposits for the new leases. We may make additional asset purchases and strategic equity investments in the future by using our cash, cash equivalents and/or short-term investments. We expect to make capital expenditures of approximately $8.4 million in fiscal 2008 and we expect to use capital lease financing as well as our cash, cash equivalents and/or short-term investments to fund these purchases.

Net cash provided by investing activities was $43.1 million in fiscal 2006. We had net proceeds of $76.4 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the 2008 Notes as well as to repurchase 2,000,000 shares of common stock. Partially offsetting the cash inflow, we used a total of $11.6 million in cash to acquire ACAD, to purchase a technology license from IBM and patents from ReShape. We also made earnout payments totaling $14.5 million upon achievement of certain milestones relating to Mojave and other prior asset purchases. We also made an investment of $0.8 million in a privately held technology company for business and strategic purposes. In addition, we acquired property and equipment totaling $6.5 million in cash and $2.4 million through capital leases.

Net cash used in investing activities was $27.7 million in fiscal 2005. In order to broaden our product offerings and to incorporate certain key technologies into our existing products, we used a total of $13.2 million in cash, net of cash acquired, to complete the Mojave, Lemmatis, Fortis and other asset purchase transactions during fiscal 2005. We also made earnout payments totaling $17.8 million upon achievement of certain milestones relating to prior asset purchases. In addition, we made net investments of $1.3 million in several privately held technology companies for business and strategic purposes. We had net proceeds of $17.3 million from sales of marketable securities as we liquidated these investments to repurchase 1,000,000 shares of common stock. In fiscal 2005 we acquired property and equipment totaling $12.7 million.

Net cash used in financing activities

Net cash used in financing activities was $26.2 million in fiscal 2007. We used $35.0 million to repurchase a portion of 2008 Notes and received net proceeds of $84,000 from termination of the related portion of the bond hedge and warrant, incurred $1.0 million of debt issuance costs in connection with the exchange of a portion of our 2008 Notes, and made payments of $1.5 million on our capital leases. The primary sources of cash were $3.0 million borrowings under the line of credit and $8.2 million in net cash received from the exercise of stock options and purchases of shares under the employee stock purchase plan during the period.

Net cash used in financing activities was $45.2 million in fiscal 2006. We used $34.8 million to repurchase a portion of our 2008 Notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of common stock on the open market, as authorized by our Board of Directors in April 2005, and made payments of $0.8 million on our capital leases. The primary source of cash was $6.3 million in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Net cash used in financing activities was $6.4 million in fiscal 2005. The sole source of cash was $10.4 million of cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period. We used $16.6 million to repurchase 1,000,000 shares of common stock on the open market, as authorized by our Board of Directors in July 2004.

Capital resources

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

On March 29, 2007 Synopsys and Magma settled all pending litigation between the companies. As part of the settlement, Synopsys and Magma agree to release all claims in both California and Delaware and to cross license the patents at issue in these jurisdictions as well as any related applications, both companies agree not to initiate future patent litigation against each other for 2 years provided certain terms are met, and we agreed to make a payment to Synopsys of $12.5 million toward the settlement of this dispute. The $12.5 million of litigation settlement was recorded as accrued liabilities in our consolidated balance sheets as of April 1, 2007 and the payment was made in April 2007. This payment did not affect our estimate that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. Total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $46.6 million as of April 1, 2007. These contingent consideration obligations are not expected to affect our estimate that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Contractual obligations

As of April 1, 2007, our principal commitments consisted of operating leases for office facilities, with an aggregated future obligation amount of $19.0 million through fiscal 2012, capital leases for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the course of business for which we have not received the goods or services as of April 1, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

As of April 1, 2007, our borrowings consisted primarily of approximately $65.1 million of the convertible notes, including approximately $15.2 million principal amount of the 2008 Notes due on May 15, 2008 and approximately $49.9 million principal amount of the 2010 Notes due on May 15, 2010, unless the holders of those notes elect to convert them into our common or the notes are otherwise redeemed before their respective repayment dates. The 2010 Notes bear interest at 2.00% annually and we are required to make semi-annual interest payments to holders of the 2010 Notes. The 2008 Notes do not bear coupon interest. In addition, we face fixed financial penalties under the 2010 Notes which would be incurred if we either fail to file certain Exchange Act reports or fail to perform our obligations under the Registration Rights Agreement which we entered with the holders of those notes.

As of April 1, 2007, our borrowings also consisted of a $3.0 million outstanding borrowing under our revolving line of credit facility. In November 2006, we established a $5.0 million revolving line of credit facility with Wells Fargo Bank, N.A. The credit facility is available through November 2011 and bears an interest rate equal to the bank’s prime rate less 1.60% or LIBOR plus 0.60%, which was 5.94% at April 1, 2007. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The credit facility is secured by deposits held with the bank. In addition, the credit facility allows letters of credit to be issued on our behalf, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. As of April 1, 2007, three letters of credit totaling $1.85 million were outstanding under the credit facility, and we had a borrowing base availability of $150,000 under the same facility.

The table below summarizes our significant contractual obligations at April 1, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions). The operating lease obligations and purchase obligations were not recorded in our consolidated balance sheets as of April 1, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$19.0	$5.0	$9.0	$5.0	$—
Capital lease obligations	4.0	2.0	2.0	—	—
Convertible notes	65.1	—	15.2	49.9	—
Line of credit	3.0	—	—	3.0	—
Purchase obligations	5.6	4.5	1.1	—	—

Total	$96.7	$11.5	$27.3	$57.9	$—

Off-balance sheet arrangements

As of April 1, 2007, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to provide may exceed the amount received from the customer. We estimate the fair value of our indemnification obligations to be insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of April 1, 2007.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of April 1, 2007.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies. No liabilities have been recorded for these agreements as of April 1, 2007.

Warranties

We offer certain customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of April 1, 2007. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of April 1, 2007, a hypothetical 100 basis point increase in interest rates would result in approximately a $6,000 decline in the fair value of our available-for-sale securities.

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

Credit Risk

We completed an offering on May 22, 2003 of $150.0 million principal amount of the 2008 Notes. Concurrent with the issuance of the 2008 Notes, we entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston International. Both the bond hedge and warrant transactions may be settled at our option either in cash or net shares and expire on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the 2008 Notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Credit Suisse First Boston International and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

In May 2006 and May 2005, we repurchased $40.3 million and $44.5 million, respectively, face value of our 2008 Notes for $35.0 million and $34.8 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $0.7 million related to the May 2005 repurchases. There were no significant losses realized in connection with the May 2006 repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of April 1, 2007, we had approximately $2.8 million of cash and money market funds in foreign bank accounts. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm (Grant Thornton LLP)	59
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	61
Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006	62
Consolidated Statements of Operations for each of the three fiscal years ended April 1, 2007	63
Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended April 1, 2007	64
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 1, 2007	66
Notes to Consolidated Financial Statements	68
Financial Statement Schedules:
II—Valuation and Qualifying Accounts	108
All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Selected Consolidated Quarterly Financial Data (Unaudited)	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of April 1, 2007, that Magma Design Automation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal controls over financial reporting as of April 1, 2007, is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magma Design Automation, Inc. as of April 1, 2007 and April 2, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated June 1, 2007 expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

San Jose, California

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Magma Design Automation, Inc.

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of April 1, 2007 and April 2, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magma Design Automation, Inc. as of April 1, 2007 and April 2, 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, effective April 3, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Magma Design Automation Inc.’s internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2007, expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/    Grant Thornton LLP

San Jose, California

June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magma Design Automation, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Magma Design Automation, Inc. and its subsidiaries for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 14, 2005

MAGMA DESIGN AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1, 2007	April 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,338	$58,550
Restricted cash	4,997	58
Short-term investments	10,700	38,608
Accounts receivable, net	41,086	33,849
Prepaid expenses and other current assets	4,126	4,096

Total current assets	106,247	135,161
Property and equipment, net	17,866	20,062
Intangible assets, net	56,874	75,735
Goodwill	48,499	43,985
Restricted cash	4,700	3,841
Other assets	5,460	5,280

Total assets	$239,646	$284,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,442	$2,479
Accrued expenses	53,254	31,833
Deferred revenue	28,417	24,622

Total current liabilities	89,113	58,934
Convertible notes, net of debt discount of $2,078 and $0 at April 1, 2007 and April 2, 2006, respectively	63,077	105,500
Line of credit	3,000	—
Other long-term liabilities	1,689	5,727

Total liabilities	156,879	170,161

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 38,533,351 and 35,575,701 shares issued and outstanding at April 1, 2007 and April 2, 2006, respectively	4	4
Additional paid-in capital	310,825	286,336
Deferred stock-based compensation	—	(2,020)
Accumulated deficit	(197,808)	(136,581)
Treasury stock at cost, 2,679,426 and 3,000,000 shares at April 1, 2007 and April 2, 2006, respectively	(29,162)	(32,650)
Accumulated other comprehensive loss	(1,092)	(1,186)

Total stockholders’ equity	82,767	113,903

Total liabilities and stockholders’ equity	$239,646	$284,064

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Revenue:
Licenses	$101,991	$86,418	$75,519
Bundled licenses and services	42,925	52,833	48,476
Services	33,237	24,793	21,946

Total revenue	178,153	164,044	145,941

Cost of revenue:
Licenses	24,125	16,267	4,580
Bundled licenses and services	12,935	13,404	7,175
Services	17,519	12,044	10,461

Total cost of revenue	54,579	41,715	22,216

Gross profit	123,574	122,329	123,725

Operating expenses:
Research and development	63,625	50,085	43,052
In-process research and development	1,300	450	4,364
Sales and marketing	60,041	46,539	44,779
General and administrative	42,870	39,935	18,475
Restructuring costs	—	—	698
Amortization of intangible assets	11,011	11,849	18,011
Litigation settlement	12,500	—	—

Total operating expenses	191,347	148,858	129,379

Operating loss	(67,773)	(26,529)	(5,654)

Other income:
Interest income	2,729	2,875	2,287
Interest expense	(723)	(849)	(996)
Gain on extinguishment of debt	6,532	8,781	—
Other expense, net	(1,269)	(2,666)	(1,082)

Other income, net	7,269	8,141	209

Net loss before income taxes	(60,504)	(18,388)	(5,445)
Provision for income taxes	1,002	2,549	3,136

Net loss before cumulative effect of change in accounting principle	(61,506)	(20,937)	(8,581)
Cumulative effect of change in accounting principle	321	—	—

Net loss	$(61,185)	$(20,937)	$(8,581)

Net loss per common share before cumulative effect of change in accounting principle—basic and diluted	$(1.68)	$(0.61)	$(0.25)

Net loss per share—basic and diluted	$(1.67)	$(0.61)	$(0.25)

Shares used in calculation—basic and diluted	36,605	34,348	33,861

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCES AT MARCH 31, 2004	33,941,692	$3	$226,586	$(718)	$(107,063)	—	$—		$(1,069)	$117,739
Issuance of common stock under stock incentive plans	1,708,716	1	16,353	(6,000)	—	—	—		—	10,354
Issuance of common stock in connection with asset purchase	607,554	—	18,341	(1,088)	—	—	—		—	17,253
Repurchase of common stock	(1,008,104)	—	(4)	—	—	(1,000,000)	(16,606)		—	(16,610)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(177)	2,057	—	—	—		—	1,880
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	528	—	—	—	—		—	528
Comprehensive loss:
Net loss	—	—	—	—	(8,581)	—	—	$(8,581)	—	(8,581)
Cumulative translation adjustments	—	—	—	—	—	—	—	(206)	(206)	(206)
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(958)	(958)	(958)

Other comprehensive loss	—	—	—	—	—	—	—		(1,164)
Comprehensive loss								$(9,745)

BALANCES AT MARCH 31, 2005	35,249,858	$4	$261,627	$(5,749)	$(115,644)	(1,000,000)	$(16,606)		$(2,233)	$121,399
Issuance of common stock under stock incentive plans	1,180,128	—	6,454	—	—	—	—		—	6,454
Issuance of common stock in connection with asset purchase	1,264,648	—	15,653	(1,509)	—	—	—		—	14,144
Issuance of common stock warrant in connection with asset purchase	—	—	3,080	—	—	—	—			3,080
Net proceeds from termination of hedge and warrant	—	—	140	—	—	—	—			140
Repurchase of common stock	(2,000,000)	—	—	—	—	(2,000,000)	(16,044)		—	(16,044)
Stock-based compensation	—	—	801	(696)	—	—	—		—	105
Repurchase of restricted stock	(118,933)	—	(1,656)	1,463	—	—	—			(193)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(1)	4,471	—	—	—			4,470
Tax benefits associated with convertible debt repurchase	—	—	128	—	—	—	—			128
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	110	—	—	—	—		—	110
Comprehensive loss:
Net loss	—	—	—	—	(20,937)	—	—	$(20,937)	—	(20,937)
Cumulative translation adjustments	—	—	—	—	—	—	—	272	272	272
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	775	775	775

Other comprehensive income	—	—	—	—	—	—	—		1,047
Comprehensive loss								$(19,890)

BALANCES AT APRIL 2, 2006	35,575,701	$4	$286,336	$(2,020)	$(136,581)	(3,000,000)	$(32,650)		$(1,186)	$113,903

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCES AT APRIL 2, 2006 (CONTINUED)	35,575,701	$4	$286,336	$(2,020)	$(136,581)	(3,000,000)	$(32,650)		$(1,186)	$113,903
Issuance of common stock under stock incentive plans	1,866,841	—	8,652	—	—	—	163		—	8,815
Issuance of common stock in connection with asset purchase	1,177,399	—	6,220	—	—	—	—		—	6,220
Net proceeds from termination of hedge and warrant	—	—	190	—	—	—	—			190
Retirement of common stock	(86,590)	—	(695)	—	—	—	—		—	(695)
Elimination of unamortized deferred stock-based compensation	—	—	(2,020)	2,020	—	—	—		—	—
Stock-based compensation expense, net of forfeitures			15,565	—	—	—	—		—	15,565
Cumulative effect of change in accounting principle	—	—	(321)	—	—	—	—		—	(321)
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	223	—	—	—	—		—	223
Retirement of treasure stock			(3,325)			320,574	3,325		—	—
Comprehensive loss

Net loss	—	—	—	—	(61,185)	—	—	$(61,185)		(61,185)
Reissuance of treasury stock					(42)			(42)		(42)
Cumulative translation adjustments								29	29	29
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	65	65	65

Other comprehensive income									94
Total comprehensive loss	—	—	—	—	—	—	—	$(61,133)

BALANCES AT APRIL 1, 2007	38,533,351	$4	$310,825	$—	$(197,808)	2,679,426	$(29,162)		$(1,092)	$82,767

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(61,185)	$(20,937)	$(8,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(321)	—	—
Depreciation and amortization	10,364	9,467	7,770
Amortization of intangible assets	42,149	35,524	24,384
In-process research and development	1,300	450	4,364
Provision for (recovery from) doubtful accounts	88	(282)	187
Amortization of debt issuance costs	506	725	983
Impairment or loss on strategic equity investments	605	1,003	825
Gain on extinguishment of convertible notes	(6,532)	(8,781)	—
Loss on sale of short-term investments	3	661	—
Loss on disposal of fixed assets	2,557	93	273
Stock-based compensation	15,565	4,576	1,880
Tax benefit realized from gain on repurchase of convertible debt	—	128	—
Tax benefits associated with exercise of stock options and debt issuance costs	223	110	528
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,298)	687	(781)
Prepaid expenses and other current assets	1,225	2,125	2,102
Other assets	(327)	(417)	(617)
Accounts payable	3,082	(704)	1,352
Accrued expenses	16,316	12,396	1,106
Deferred revenue	3,795	3,877	798
Other long-term liabilities	(800)	(491)	555

Net cash flows provided by operating activities	21,315	40,210	37,128

Cash flows from investing activities:
Purchase of intangible assets	(25,257)	(26,085)	(31,017)
Purchase of property and equipment	(5,453)	(6,485)	(12,692)
Purchase of available for sale investments	(29,395)	(97,588)	(170,045)
Proceeds from maturities and sales of available for sale investments	57,365	173,990	187,325
Purchase of strategic investments	(900)	(750)	(1,309)
Restricted cash	(4,700)	—	—

Net cash flows provided by (used in) investing activities	(8,340)	43,082	(27,738)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,180	6,259	10,354
Repurchase of common stock	—	(16,044)	(16,610)
Repurchase of convertible notes, net	(35,889)	(34,668)	—
Proceeds from line of credit	3,000	—	—
Repayment of lease obligations	(1,480)	(780)	(119)

Net cash used in financing activities	(26,189)	(45,233)	(6,375)

Effect of foreign currency translation changes on cash	2	(131)	(27)

Net change in cash	(13,212)	37,928	2,988
Beginning cash	58,550	20,622	17,634

Ending cash	$45,338	$58,550	$20,622

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation recorded in connection with asset purchase	$514	$(246)	$(7,088)

Purchase of fixed assets under capital leases	$2,791	$2,352	$596

Issuance of common stock in connection with asset purchase	$6,220	$15,407	$18,341

Issuance of common stock warrant in connection with asset purchase	$—	$3,080	$—

Retirement of treasury stock	$3,325	$—	$—

Common stock received from termination of hedge and warrant	$102	$—	$—

Cash paid for:
Interest	$141	$126	$195

Income taxes	$740	$572	$611

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Summary of Significant Accounting Policies

The Company

Magma Design Automation, Inc. (the “Company” or “Magma”), a Delaware corporation, was incorporated on April 1, 1997. The Company provides design and implementation, analysis and verification software that enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. The Company has licensed its products to major semiconductor companies and electronic products manufacturers in Asia, Europe and the United States.

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

Reclassifications

Certain amounts in the fiscal 2006 and 2005 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation. Specifically, the Company has reclassified prior year stock-based compensation charges into the related functional classification as detailed in the consolidated statements of operations and in Note 1 under “Stock-based compensation.” In addition, the Company modified its revenue and cost of revenue presentation in its consolidated statements of operations and, accordingly, the related amounts reported in the consolidated statements of operations for fiscal 2006 and 2005 have been reclassified to conform to the current period presentation.

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

Revenue recognition

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of the Company’s software products.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”), where the Company does not have vendor specific objective evidence (“VSOE”) of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with unbundled license arrangements. PCS sold with unbundled license arrangements is renewable after the initial PCS period expires, generally in one-year increments for a fixed percentage of the net license fee.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, with respect to certain transactions.” The Company recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred,

•	The vendor’s fee is fixed or determinable, and

•	Collectibility is probable.

The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    It is the Company’s customary practice to have a written contract, which is signed by both the customer and Magma, or a purchase order from those customers that have previously negotiated an end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

Multiple element arrangements.    The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company’s determination of fair value of each element in multiple element arrangements is based on VSOE. The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or renewal rates of PCS.

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

Cost of revenue

Cost of revenue includes cost of licenses revenue, cost of bundled licenses and services revenue and cost of services revenue. Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sale representative expenses. Cost of bundled licenses and services revenue includes allocation of license and service costs. Cost of

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services revenue primarily consists of personnel and related costs to provide product support, consulting services and training, as well as stock-based compensation, asset depreciation, and allocated outside sale representative expenses.

Commission expense

The Company recognizes sales commission expense as it is earned by its employees based on the terms of the respective commission plan. According to the terms of the commission plan, commissions for orders recorded are paid by the Company to employees over a period of time, typically over two to six quarters, depending on the size of the respective orders.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of April 1, 2007 and April 2, 2006, unbilled receivables were approximately $7.6 million and $7.7 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

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

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At April 1, 2007, April 2, 2006 and March 31, 2005, cumulative foreign currency translation loss is included in accumulated other comprehensive loss on the consolidated balance sheets.

Cash equivalents and short-term investments

The Company invests its excess cash in money market accounts and debt securities and considers all highly liquid debt instruments purchased with an original or remaining maturity of three months or less to be cash

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents. Investments with an original maturity at the time of purchase between three and twelve months are classified as short-term investments and investments that have a maturity date more than twelve months from the balance sheet date are classified as long-term investments.

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date with unrealized gains or losses reported as a separate component of stockholders’ equity until realized. The Company classifies auction rate securities as available-for-sale short-term investments. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on the Company’s ability either to liquidate the holdings or to roll the investment over to the next reset period, the Company had historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no gains or losses related to these securities were realized during the years ended April 1, 2007, April 2, 2006 and March 31, 2005.

Cash, cash equivalents and short-term investments are detailed as follows:

	Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
	(in thousands)
As of April 1, 2007
Cash (U.S. and international)	$15,785	$—	$—	$15,785
Money market funds (U.S.)	20,599	—	—	20,599
Money market funds (International)	155	—	—	155
Commercial paper	8,806	—	(7)	8,799
Auction rate certificates	10,700	—	—	10,700

	$56,045	$—	$(7)	$56,038

As of April 2, 2006
Cash (U.S. and international)	$5,457	$—	$—	$5,457
Money market funds (U.S.)	4,898	—	—	4,898
Money market funds (International)	7,711	—	—	7,711
Commercial paper	40,556	—	(72)	40,484
Auction rate preferred	3,250	—	—	3,250
Government agencies	158	—	—	158
Auction rate certificates	35,200	—	—	35,200

	$97,230	$—	$(72)	$97,158

As of April 1, 2007, the stated maturities of the Company’s current investments (including $8.8 million classified as cash equivalent investments in the table above) are $8.8 million within one year and $10.7 million after ten years.

As of April 1, 2007 and April 2, 2006, all of the $7,000 and $72,000, respectively, of unrealized losses has a duration of less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. The Company reviewed the investment portfolio and determined that the gross unrealized losses on these investments at April 1, 2007 and April 2, 2006 were

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary in nature. The Company has the ability and intent to hold these investments until recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to the Company at maturity, given the high credit quality of these investments.

In May 2005, the Company liquidated certain investments to repurchase a portion of the convertible subordinated notes, resulting in a realized loss of approximately $0.7 million. There were no significant losses realized in connection with the convertible subordinated note repurchases in May 2006. See “Convertible Notes” in Note 8 for information regarding the repurchases of convertible subordinated notes.

Restricted cash

The Company’s total restricted cash balance was $9.7 million (of which $5.0 million was classified as current assets and $4.7 million was classified as long-term assets) and $3.9 million (of which $58,000 was classified as current assets and $3.8 million was classified as long-term assets), respectively, as of April 1, 2007 and April 2, 2006. The restricted cash primarily represented the portion of cash considerations maintained in escrow accounts to secure certain indemnification obligations related to certain business combination and asset purchase transactions. As of April 1, 2007, the restricted cash also included $3.0 million and $1.7 million, respectively, as securities to the borrowings under the line of credit and deposits for the new office leases entered into during fiscal 2007. Such amounts were disclosed separately on the consolidated balance sheets as of April 1, 2007 and April 2, 2006.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments generally consist of commercial paper, government agencies, municipal obligations and money market funds with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from license and service sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

At April 1, 2007, one customer accounted for 12% of accounts receivable. At April 2, 2006, one customer accounted for 14% of accounts receivable. See Note 13 for a disclosure of customers accounting for greater than 10% of revenue for each of the three years ended April 1, 2007.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to operations as incurred.

Property and equipment consisted of the following (in thousands):

	April 1, 2007	April 2, 2006
Property and equipment, net:
Computer equipment	$31,522	$25,380
Software	7,599	6,162
Furniture and fixtures	3,561	2,701
Leasehold improvements	5,144	8,168

	47,826	42,411
Accumulated depreciation and amortization	(29,960)	(22,349)

	$17,866	$20,062

Depreciation expense was $10.4 million, $9.5 million and $7.8 million, respectively, for the years ended April 1, 2007, April 2, 2006 and March 31, 2005.

The cost of equipment acquired under capital leases included in property and equipment was $5.8 million and $3.0 million, respectively, as of April 1, 2007 and April 2, 2006. Accumulated amortization of the leased equipment was $2.4 million and $0.9 million, respectively, as of April 1, 2007 and April 2, 2006. Amortization of assets reported under capital leases was included with depreciation expense.

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

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. The carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its estimated fair value. For equity investment with ownership between 20% to 50%, the Company records its share of net equity income (loss) of the investee based on its proportionate ownership. The investments are included in other long-term assets in the consolidated balance sheets.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the best available evidence, that the carrying value of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. For the years ended April 1, 2007, April 2, 2006 and March 31, 2005, the Company recorded net loss in equity investments of $0.6 million, $1.0 million and $0.8 million, respectively. At April 1, 2007 and April 2, 2006, the carrying value on the strategic investments was $2.0 million and $2.1 million, respectively.

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

Treasury Stock Reissuance

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of the Company’s stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings (accumulated deficit). During the year ended April 1, 2007, the Company recorded $42,000 of such charges to accumulated deficit.

Stock-based compensation

Effective April 3, 2006, the Company accounts for stock-based employee compensation arrangements under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which supersedes the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and requires the fair value recognition of share-based payment arrangements, including stock options, restricted stock, restricted stock units and shares issued under the Employee Stock Purchase Plan (“ESPP”). Prior to April 3, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance. The Company adopted SFAS 123R using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified-prospective-transition method, the results of operations include compensation costs of unvested options and awards granted prior to April 3, 2006, and options and awards granted subsequent to that date. Additionally, the Company elected to use the straight-line method to recognize its stock-based compensation expenses over the option and award’s vesting periods. For options and awards granted prior to adoption of SFAS 123R, the Company continues to record stock-based compensation expenses under the accelerated attribution method. As required by SFAS 123R, on April 3, 2006, the Company eliminated the unamortized deferred stock compensation of $2.0 million and reduced the Company’s additional paid-in capital by the same amount, which had been included in stockholders’ equity in the Company’s condensed consolidated balance sheet as of April 2, 2006.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option grant and each purchase right granted under its ESPP. The fair value of each restricted stock and restricted stock unit is determined using the fair value of the Company’s common stock on the date of the grant. Determining the fair value of stock-based awards at the grant date requires the input of various highly subjective assumptions, including expected future stock price volatility, expected term of instruments and expected forfeiture rates. The Company established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected future stock price volatility was developed based on the average of our historical weekly stock price volatility and average implied volatility. The risk-free interest rate for the period within the expected life of the option is based on the yield of United States Treasury notes at the time of grant. Magma has not historically paid dividends, thus the expected dividends used in the calculation are zero.

During fiscal 2007, the Company recorded a non-cash benefit of $321,000 for estimated forfeitures of restricted stock previously expensed as of the SFAS 123R implementation date as a one-time cumulative effect of change in accounting principle. No income tax benefit related to this cumulative effect of change in accounting principle was recorded as the Company has provided full valuation allowance against its net deferred tax assets.

In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded stock-based compensation for the three years ended April 1, 2007 as follows (in thousands):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Cost of revenue	$1,253	$78	$1
Research and development expense	5,880	4,150	1,336
Sales and marketing expense	3,852	131	125
General and administrative expense	4,580	217	418

Total stock-based compensation expense	$15,565	$4,576	$1,880

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods, since it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no such excess tax benefits for the year ended April 1, 2007. The tax benefits of $223,000 recorded in fiscal 2007 under additional paid-in capital on the consolidated stockholders’ equity statement represented the true-up adjustment on prior year’s tax provision.

The adoption of SFAS 123R has had a material effect on the Company’s financial results since April 3, 2006. For fiscal 2007, the Company’s operating loss and net loss were higher by $11.0 million and $10.7 million, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and diluted net loss per share for fiscal 2007 were each higher by $0.30 than if the Company had continued to account for stock-based compensation under APB 25. In fiscal 2006, the Company recognized $4.6 million of stock-based compensation expense related primarily to restricted stock awards.

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

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible notes, convertible bond hedge and a written call warrant. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The Company has estimated the fair value of its convertible subordinated notes, convertible bond hedge and written call warrant by using available market information and valuation methodology considered to be appropriate. The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of April 1, 2007 and April 2, 2006 (in thousands):

	Carrying Value	Estimated Fair Value
April 1, 2007
Convertible subordinated notes due 2008	$15,216	$14,227
Convertible senior notes due 2010	$47,861	$46,693
Convertible bond hedge	$(5,696)	$(31)
Written call warrant	$3,642	$—

April 2, 2006
Convertible subordinated notes due 2008	$105,500	$89,675
Convertible bond hedge	$(39,495)	$(1,601)
Written call warrant	$25,252	$287

Information on the carrying value of the convertible notes, convertible bond hedge and written call warrant is provided in “Note 8—Convertible Notes.”

Comprehensive income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional paid-in-capital in the equity section of the balance sheet. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity.

Components of accumulated other comprehensive loss were as follows (in thousands):

	April 1, 2007	April 2, 2006
Unrealized loss on available-for-sale investments, net	$(7)	$(72)
Foreign currency translation adjustments	(1,085)	(1,114)

Accumulated other comprehensive loss	$(1,092)	$(1,186)

Recently issued accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In November, 2006, the Emerging Issues Task Force (“EITF”) approved EITF Issue No. 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” EITF 06-6 addresses the issue of accounting for modifications made to convertible debt instruments, supersedes Issue No. 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” clarifies the accounting approach required for such modifications and modifies guidance provided in EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 06-6 suggests that the change in the fair value of the conversion feature be excluded from the EITF 96-19 analysis, and that the significance of change in the conversion feature be separately evaluated to determine if the original instrument has been extinguished and modifications that increase the fair value of a conversion feature should be recognized as a reduction in the carrying amount of the debt instrument with a corresponding increase in equity. EITF 06-6 is effective for convertible debt instrument modifications made after November 29, 2006. The Company applied the guidance provided in EITF 06-6 and in the revised EITF 96-19 to the exchange of a portion of its convertible subordinated notes in March 2007. The adoption of EITF 06-6 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. The new guidance is effective for the Company beginning April 2, 2007. The cumulative effect of the adoption of FIN 48 will be recorded as an adjustment to the beginning balance of retained earnings (or other balance sheet accounts, as appropriate) for fiscal year 2008. The Company is currently evaluating the provisions in FIN 48, however, at the present time, it does not anticipate that the adoption of FIN 48 will have a material impact on its consolidated financial position or results of operations.

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

In June 2006, the FASB issued EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. We record a significant portion of the taxes within the scope of EITF 06-03 on a net basis except for certain taxes in the United States. The amount of taxes within the scope of EITF 06-03 recorded on a gross basis were immaterial for fiscal years 2005 through 2007.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each of the three years ended April 1, 2007, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following:

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Shares of common stock issuable upon conversion of convertible notes	3,995,000	4,615,000	6,562,000
Warrants outstanding	—	500,000	—
Shares of common stock issuable under stock option plans outstanding	11,232,741	8,978,871	9,990,580
Weighted average price of shares issuable under stock option plans	$9.80	$11.51	$15.30

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	April 1, 2007	April 2, 2006
Accounts receivable, net:
Trade accounts receivable	$33,580	$26,267
Unbilled receivable	7,561	7,697

Gross accounts receivable	41,141	33,964
Allowance for doubtful accounts	(55)	(115)

	$41,086	$33,849

Accrued expenses:
Accrued sales commissions	$3,058	$3,296
Accrued bonuses	10,623	7,706
Other payroll and related accruals	6,988	5,655
Acquisition accrual	6,960	4,090
Litigation settlement accrual	12,500	—
Accrued professional fees	4,101	3,302
Income taxes payable	3,866	4,128
Other	5,158	3,656

	$53,254	$31,833

Note 4.    Business Combinations

Fiscal 2007 Business Combination

Knights Technology, Inc., wholly owned subsidiary of FEI Company (“Knights”)

On November 20, 2006, the Company acquired all of the outstanding stock of Knights, a wholly owned subsidiary of FEI Company. Knights is a provider of yield management and failure analysis software solutions to the semiconductor industry. The acquisition broadens the Company’s product portfolio and is expected to allow the Company to tighten the link between design and manufacturing.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company acquired Knights for a total consideration of approximately $8.0 million in cash. The Company retained $250,000 of the initial consideration in a segregated bank account to secure certain indemnification obligations of FEI Company, and this $250,000 was recorded as restricted cash and is separately disclosed on the Company’s consolidated balance sheet as of April 1, 2007. The results of operations of Knights have been included in Magma’s results of operations since the acquisition date. The Company does not consider the Knights acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the year ended April 1, 2007.

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

The excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, trademarks and customer and contract-related assets, in-process research and development (“IPR&D”) and goodwill. The goodwill is not expected to be deductible for income tax purposes. The $1.3 million portion of the purchase price allocated to IPR&D was recognized as a charge to operating expenses on the acquisition date.

The values assigned to developed technologies were based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 11%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The in-process technologies acquired from Knights are at a stage of development that require further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at rates ranging from 15% to 16%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for in-process technology projects acquired ranged from 48% to 60%, and was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. The in-process technology projects currently are expected to be completed during the first quarter of fiscal year 2008.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company acquired ACAD for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million as of November 29, 2005. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of April 1, 2007, $2.8 million of the contingent consideration has been earned and was recorded as an addition to goodwill on the Company’s consolidated balance sheet.

As of April 1, 2007, the Company retained a total of $0.6 million of the initial and contingent considerations in a segregated bank account to secure certain indemnification obligations of the ACAD shareholders, and was recorded as restricted cash, which is separately disclosed on the Company’s consolidated balance sheet. As of April 1, 2007, the Company has paid substantially all the liabilities assumed at acquisition. The results of operations from ACAD have been included in Magma’s results of operations from the acquisition date.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of the purchase price allocations pertaining to the ACAD acquisition and the amortization periods of the intangible assets acquired is as follows (in thousands):

Cash consideration paid	$453

Total purchase price	$453

Allocation of purchase price:
Current assets	$581
Current liabilities	(4,512)

Net liabilities assumed	(3,931)
Intangible assets acquired:
Customer relationship or base	110
Developed technology	1,860
Acquired customer contracts	190
Non-competition agreements	300
In-process research and development	450
Goodwill	1,474

Total net assets acquired	$453

Amortization period of intangibles (in years)
Customer relationship or base	4
Developed technology	4
Acquired customer contracts	1-2
Non-competition agreements	3

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

Other intangibles include the value of an existing customer relationship or base, non-competition agreements and existing customer contracts. These intangible assets were valued using discount rates ranging from 15% to 25%.

The in-process technologies acquired from ACAD are at a stage of development that require further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value in-process research and development is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flows derived from the in-process technology projects were discounted at a rate of 30%. The Company believes the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. The in-process technology projects were completed in fiscal 2007.

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

Note 5.    Asset Purchases

Fiscal 2007 Asset Purchases

On February 12, 2007, the Company acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, the Company paid a total consideration of $250,000 in cash. Based on management’s estimates and appraisal, $233,000 of the consideration was allocated to patents and intellectual property and $17,000 was allocated to workforce. Both were included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. The developed technology and the workforce are being amortized over the estimated economic life of four years.

On October 6, 2006, the Company acquired a technology license and certain other information from another company for a total fee of $2.0 million. The licensed technology will be integrated into the Company’s current product offerings and various other products under development. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free worldwide license. The Company also agreed to pay up to $6.0 million of cash in additional license fees based upon achievement of certain milestones. As of April 1, 2007, none of the additional license fees has been earned. The $2.0 million initial license fee was included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. This licensed technology is being amortized over the estimated economic life of five years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 3, 2006, the Company acquired a license to technology relating to electronic design automation from Stabie-Soft, Inc. The Company paid $2.5 million for the license in May 2006 and, upon the completion and delivery of technology meeting certain milestones, the Company paid additional fees of $0.5 million in the second quarter of fiscal 2007. The total license fee of $3.0 million was included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. This licensed technology is being amortized over the estimated economic life of five years.

Fiscal 2006 Asset Purchases

ReShape, Inc. (“ReShape”)

On March 9, 2006, the Company acquired certain assets of Reshape, a privately-held developer of EDA and design flow technology. Pursuant to the asset purchase agreement, the Company paid ReShape total consideration of $750,000 in cash. Based on management’s estimates and appraisal, the $750,000 consideration was entirely allocated to patents and intellectual property and included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. This developed technology intangible asset is being amortized over the estimated economic life of three years.

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

The total fee for the licenses was $7.0 million and was paid on June 30, 2005. In connection with the license agreements, the Company also entered into a warrant agreement pursuant to which IBM is entitled to purchase up to 500,000 shares of Magma common stock at an exercise price of $4.73 per share. The warrant was exercisable immediately and expires on the earlier of June 30, 2010 or immediately prior to a change of control of Magma. The warrant may be exercised by payment of the exercise price in cash or pursuant to a cashless net exercise provision. The fair value of the warrants was estimated to be $6.16 per share using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Risk-free interest rate	3.72%
Expected dividend yield	0%
Volatility	65%
Expected life (years)	5.00

The license fee of $7.0 million and $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. In August 2006, IBM exercised the warrant on a cashless exercise basis. In connection with the exercise, 149,005 shares of the Company’s common stock were issued to IBM.

Fiscal 2005 Asset Purchases

Mojave, Inc. (“Mojave”)

On April 29, 2004, the Company completed its acquisition of Mojave, a privately held developer of advanced technology for integrated circuit manufacturability and verification. The acquisition of Mojave allows

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Magma to more comprehensively address its customers’ needs of designing and verifying semiconductors that are manufacturable with desirable yield and performance. Manufacturability is a key design parameter as semiconductor process technology moves to sub-90nm geometries. The total initial purchase price of the Mojave acquisition was approximately $25.1 million and the transaction was accounted for as an asset purchase transaction. The Company acquired all of the outstanding common stock of Mojave in exchange for initial consideration of $24.2 million, which consisted of 607,554 shares of Magma common stock valued at $11.8 million and $12.4 million in cash. In addition to the initial merger consideration, the Company agreed to pay contingent consideration of up to $115.0 million, half in stock and half in cash, based on product orders over a period ending March 31, 2009, but such payments are contingent on the achievement of certain technology or booking milestones. The Company did not assume any stock options or warrants. As of April 1, 2007, $44.2 million of the contingent consideration, which consisted of approximately half in cash and half in stock, has been paid or accrued for under the agreement upon achievement of the milestones. The contingent consideration of $38.6 million, net of $5.0 million of deferred compensations and $0.6 million of forfeitures, when earned, is considered as an additional acquisition cost and recorded as an increase to the developed technology intangible asset. The amount is amortized over the remaining economic life of the developed technology intangible asset.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the initial consideration for the Mojave acquisition, the Company allocated cash of $1.3 million as deferred cash compensation and issued Magma common stock with a value of $1.3 million which was recorded as deferred stock-based compensation. Both the cash and the shares were unearned on the acquisition date and will be earned based on continued provision of employment services by the former Mojave employees in accordance with pre-defined vesting schedules which range from 20 to 41 months. Accordingly, both the deferred cash compensation and the deferred stock-based compensation are treated as compensation and are charged to operating expense. The deferred stock-based compensation is amortized over the vesting period and the deferred cash compensation is recorded and charged to operating expenses when become vested and payable. Upon adoption of SFAS 123R, on April 2, 2006, the remaining $0.1 million of unamortized amount of deferred stock-based compensation was eliminated by reducing the same amount in the Company’s additional paid-in capital. As of April 1, 2007, substantially all of the deferred compensation related to the initial consideration has been charged to operating expense.

Lemmatis, Inc. (“Lemmatis”)

On April 16, 2004, the Company acquired Lemmatis, a privately-held developer of formal verification technology. Pursuant to the merger agreement, the Company paid the stockholders of Lemmatis initial consideration of approximately $0.6 million in cash, less $60,000 which the Company withheld to secure the indemnification obligations of the Lemmatis stockholders. In addition to the initial merger consideration, the Company may pay up to an additional $1.4 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of April 1, 2007, all of the $1.4 million of contingent consideration was earned and paid in full in connection with achievement of technology milestones.

Based on management’s estimates and appraisal, the $0.6 million of initial consideration, $76,000 of legal and other professional expenses directly associated with the acquisition and $1.4 million of contingent consideration paid as of April 1, 2007 were entirely allocated to developed technology and included in the intangible asset balance on the Company’s consolidated balance sheet as of April 1, 2007. This developed technology intangible asset is being amortized to cost of revenue over the estimated economic life of three years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fortis Systems, Inc. (“Fortis”)

On December 22, 2004, the Company acquired Fortis, a privately-held developer of optical proximity correction and lithography simulation technology. Pursuant to the merger agreement, the Company paid the stockholders of Fortis initial consideration of approximately $0.5 million in cash, less $50,000 which the Company withheld to secure the indemnification obligations of the Fortis stockholders and subsequently released to the Fortis stockholders in fiscal 2007. In addition to the initial merger consideration, the Company may pay up to an additional $1.0 million contingent upon the achievement of certain technology milestones set forth in the merger agreement. As of April 1, 2007, no contingent consideration was paid for milestone achievement. The acquisition of Fortis has been accounted for as an asset purchase transaction.

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

The Company identified the value of in-process research and development through discounted cash flow method and charged it to operating expenses. Such charges related to technologies for which commercial feasibility had not been established and had no alternative future uses. Revenue resulting from the IPR&D project is expected to commence in fiscal year 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Notes 4 and 5 (in thousands):

	Weighted Average Life (in Months)	April 1, 2007			April 2, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$48,499	$—	$48,499	$43,985	$—	$43,985

Other intangible assets:
Developed technology	40	$104,464	$(64,228)	$40,236	$89,192	$(37,824)	$51,368
Licensed technology	40	39,093	(29,667)	9,426	33,093	(17,962)	15,131
Customer relationship or base	42	3,310	(1,631)	1,679	2,310	(1,086)	1,224
Patents	58	12,690	(8,615)	4,075	12,690	(5,934)	6,756
Acquired customer contracts	25	1,390	(1,069)	321	1,090	(782)	308
Assembled workforce	45	1,252	(976)	276	1,235	(675)	560
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	22	500	(156)	344	300	(33)	267
Trademark	20	900	(382)	518	400	(279)	121

Total		$163,699	$(106,824)	$56,875	$140,410	$(64,675)	$75,735

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Amortization of intangible assets included in:
Cost of revenue—licenses	$23,368	$15,964	$4,229
Cost of revenue—bundled licenses and services	7,770	7,711	2,144
Operating expenses	11,011	11,849	18,011

Total	$42,149	$35,524	$24,384

As of April 1, 2007, the estimated future amortization expense of other intangible assets in the table above is as follows:

Fiscal year	Estimated Amortization Expense
2008	$28,048
2009	21,577
2010	4,033
2011	2,019
2012 and beyond	1,198

$56,875

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 142, the Company performed an annual goodwill impairment test as of December 31, 2006 and determined that goodwill was not impaired. In performing the impairment test, the Company determined that it had one reporting unit. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 7.    Restructuring Charge

During the year ended March 31, 2005, the Company recorded a restructuring charge of $0.7 million related to employee termination costs of 22 employees resulting from the Company’s realignment to current business conditions. All termination costs had been paid as of March 31, 2005.

Note 8.    Convertible Notes

Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”)

On May 22, 2003, the Company completed an offering of $150.0 million principal amount of the 2008 Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in net proceeds to the Company of approximately $145.1 million. The 2008 Notes do not bear coupon interest and were initially convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The 2008 Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.4 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the 2008 Notes using the effective interest method.

In order to minimize the dilutive effect from the issuance of the 2008 Notes, the Company undertook the following additional transactions concurrent with the issuance of the Notes:

•

The Company repurchased approximately 1.1 million shares of its common stock at a price of $18.00 per share, or approximately $20.0 million, from one of the initial purchasers of the 2008 Notes, and those shares were retired as of May 30, 2003.

•

The Company and Credit Suisse First Boston International (“CSFB International”) entered into convertible bond hedge and warrant transactions with respect to the Company’s common stock, the exposure for which is held by CSFB International. Under the convertible bond hedge arrangement, CSFB International agreed to sell to the Company, for $22.86 per share, up to 6,561,680 shares of Magma common stock to cover the Company’s obligation to issue shares upon conversion of the Notes. In addition, the Company issued CSFB International a warrant to purchase up to 6,561,680 shares of common stock for a purchase price of $31.50 per share. Purchases and sales under this arrangement may be made only upon expiration of the 2008 Notes or their earlier conversion (to the extent thereof). Both transactions may be settled at the Company’s option either in cash or net shares, and will expire on the earlier of a conversion event or the maturity of the convertible debt on May 15, 2008. The transactions are expected to reduce the potential dilution from conversion of the 2008 Notes.

The net cost of $20.3 million incurred in connection with these arrangements, which consisted of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19,

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” If the contracts are ultimately settled in a manner that results in the Company delivering or receiving cash, the amount of cash paid or received should be reported as a reduction of, or an addition to, stockholders’ equity. The shares issuable under these arrangements were excluded from the calculation of earnings per share for the years ended April 1, 2007 and April 2, 2006 as their effect was anti-dilutive.

In May 2005, the Company repurchased, in privately negotiated transactions, in an aggregate principal amount of $44.5 million (or approximately 29.7% of the total) of the 2008 Notes at an average discount to face value of approximately 22%. The Company spent approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million principal amount of the 2008 Notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In fiscal 2006, the Company recorded a gain of $9.7 million on the repurchase of the 2008 Notes, which was partially offset by the write-off of $0.9 million of deferred financing costs associated with the 2008 Notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital.

In May 2006, the Company repurchased, in privately negotiated transactions, in an aggregate principal amount of $40.3 million (or approximately 38.2% of the remaining principal) of the 2008 Notes at an average discount to face value of approximately 13%. The Company spent approximately $35.0 million on the repurchases. The repurchase left approximately $65.2 million principal amount of the 2008 Notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In the first quarter of fiscal 2007, the Company recorded a gain of $5.3 million on the repurchase, which was partially offset by the write-off of $0.5 million of deferred financing costs associated with the 2008 Notes. The Company received 14,467 shares of Magma common stock, valued at approximately $102,000, as settlement for termination of a portion of the hedge and warrant in connection with the repurchase. The amount was charged to additional paid-in-capital.

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal) of the 2008 Notes for a new series of 2% convertible senior notes due May 2010. The exchange left approximately $15.2 million principal amount of the 2008 Notes outstanding. In the fourth quarter of fiscal 2007, the Company recorded a gain of $2.1 million on the exchange, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. Please see below under “2% Convertible Senior Notes due 2010” for further discussion of the exchange. In addition, a portion of the hedge and warrant was terminated in connection with the exchange. The net proceeds of $88,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital.

As of April 1, 2007 and April 2, 2006, the unamortized balance of transaction fees and debt issuance costs related to the 2008 Notes was approximately $99,000 and $1.5 million, respectively. The shares issuable on the conversion of the 2008 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

2% Convertible Senior Notes due 2010 (the “2010 Notes”)

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. The 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. The 2010 Notes are unsecured senior indebtedness of Magma, which

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rank senior in right of payment to the 2008 Notes and junior in right of payment to Magma’s $5.0 million revolving line of credit facility. In addition, after May 20, 2009, the Company will have the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision which allows the Company, at its option, in lieu of delivery of some or all of the shares of common stock otherwise issuable upon conversion of the 2010 Notes, to pay holders of the 2010 Notes in cash for all or a portion of the principal amount of the converted 2010 Notes and any amounts in excess of the principal amount which are due.

The 2010 Notes will be convertible upon the occurrence of certain conditions into shares of Magma common stock at an initial conversion price of $15.00 per share, which is equivalent to an initial conversion rate of approximately 66 shares per $1,000 principal amount of 2010 Notes. The conversion price and the conversion rate will adjust automatically upon certain dilution events. The 2010 Notes are convertible into shares of Magma common stock on or prior to maturity at the option of the holders upon the occurrence of certain change of control events. Conversions under these circumstances require Magma to pay a premium make-whole amount whereby the conversion rate on the 2010 Notes may be increased by up to 22 shares. The premium make-whole amount shall be paid in shares of common stock upon any such automatic conversion, subject to Magma’s option for net share settlement.

The 2010 Notes shall also be convertible at the option of the holders at such time as: (i) the closing price of Magma common stock exceeds 150% of the conversion price of the 2010 Notes, initially $15.00, for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 principal amount of 2010 Notes is less than 98% of the product of (x) the average price of common stock for each day during any five consecutive trading day period and (y) the conversion rate per $1,000 principal amount of 2010 Notes; (iii) Magma distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the closing price of common stock on March 5, 2007; (iv) Magma distributes to all holders of common stock any form of dividend which has a per share value exceeding 7.5% of the price of the common stock on the day prior to such date of distribution; (v) the period beginning 60 days prior to May 15, 2010; (vi) there has been a designated change of control of Magma; or (vii) the 2010 Notes have been called for redemption by Magma. Any such conversions shall not entitle the holders of the 2010 Notes to any premium make-whole payment by Magma.

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. The company recorded related amortization of $45,000 as of April 1, 2007.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of April 1, 2007, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $1.2 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 9.    Line of Credit

In November 2006, the Company established a $5.0 million revolving line of credit facility with Wells Fargo Bank, N.A. The credit facility is available through November 2011 and bears an interest rate equal to the bank’s prime rate less 1.60% or LIBOR plus 0.60%. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of April 1, 2007, there were $3.0 million borrowings outstanding under the credit facility, bearing an interest rate at 5.94%. The credit facility is secured by deposits held with the bank.

In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. As of April 1, 2007, three letters of credit totaling $1.85 million were outstanding under the credit facility, and the Company had a borrowing base availability of $150,000 under the same facility.

Note 10.    Stockholders’ Equity

Stock Incentive Plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to new hire employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the company. The term of the Inducement Plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. The initial number of shares of common stock issuable under the Inducement Plan was 1,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan to 2,000,000 shares. As of April 1, 2007, there were options to purchase 1,653,267 shares outstanding under the Inducement Plan, and 1,955 shares were available for the grant of future options or other awards under the Inducement Plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company, with the approval of the Committee or its delegates, may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, SARs or Stock Units based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of fully diluted shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of April 1, 2007, there were options to purchase 8,580,025 shares outstanding under the 2001 Plan, and 3,760,883 shares were available for the grant of future options or other awards under the plan.

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”)

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At April 1, 2007, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At April 1, 2007, there were no outstanding options under the 1997 Plan and options to purchase 993,186 shares outstanding under the 1998 Plan.

Moscape 1997 Incentive Stock Plan

The Moscape 1997 Incentive Stock Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years. At April 1, 2007, there were options to purchase 6,263 shares outstanding under the Moscape Plan.

Activity under the 1997, 1998 and 2001 Plans, the Inducement Plan and the Moscape Plan is summarized as follows:

	Year Ended
	April 1, 2007		April 2, 2006		March 31, 2005
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning balance	8,978,871	$10.64	9,990,580	$15.30	7,849,542	$15.01
Granted	3,252,322	$8.18	4,704,349	$8.83	3,567,990	$15.35
Exercised	(226,727)	$7.76	(151,701)	$6.78	(627,657)	$7.90
Forfeited	(771,725)	$13.16	(5,564,357)	$17.58	(799,295)	$18.33

Ending balance	11,232,741	$9.80	8,978,871	$10.64	9,990,580	$15.30

At April 1, 2007, April 2, 2006 and March 31, 2005, 6,712,945, 4,634,370 and 4,944,755 outstanding options were exercisable, respectively, with a weighted average exercise price per share of $10.59, $11.51 and $14.20, respectively.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at April 1, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.29 – 6.99	765,411	5.31	$6.09	650,019	$6.01
$ 7.00 – 8.12	2,887,326	4.49	$7.71	1,125,976	$7.64
$ 8.12 – 9.20	4,525,586	4.25	$9.03	2,368,106	$9.08
$ 9.31 – 16.57	2,554,513	5.73	$12.63	2,099,741	$13.17
$16.69 – 25.85	499,905	6.71	$20.07	469,103	$20.10

	11,232,741	4.83	$9.80	6,712,945	$10.59

Year Ended
	April 1, 2007		April 2, 2006		March 31, 2005
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Options granted with exercise prices equal to fair value at date of grant	3,252,322	$8.18	4,704,349	$8.83	3,567,990	$15.35

Options granted with exercise prices less than fair value at date of grant	—	$—	—	$—	—	$—

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under the 2001 Plan, that vest while the participant remains employed by and in good standing with Magma. KC Incentive Plan participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers as well as certain other participants who receive a restricted stock award under the KC Incentive Plan will have accelerated vesting of such award upon a change in control of Magma. Effective upon a change in control, 25% of a participant’s unvested shares of restricted stock granted under the KC Incentive Plan will immediately become vested shares. In addition, if the participant is, or is deemed to have been, involuntarily terminated within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of April 1, 2007, 391,757 shares of restricted stock, net of forfeitures, were issued under the KC Incentive Plan.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repurchases of Common Stock

On April 13, 2005, the Company announced that its Board of Directors authorized Magma to repurchase up to 2,000,000 shares of its common stock. The stock repurchase was completed in May 2005, with repurchase prices ranging from $7.82 to $8.17 per share. The Company used approximately $16.0 million to repurchase 2,000,000 shares of common stock. An aggregate of 1,000,000 of the repurchased shares will be used to fund the increased shares approved by the Committee under the Inducement Plan. The remaining 1,000,000 shares are being held as treasury stock and are to be used for general corporate purposes.

On July 28, 2004, the Company announced that its Board of Directors authorized Magma to repurchase up to 1,000,000 shares of common stock. The repurchase was completed in the second quarter of fiscal 2005 and the Company used approximately $16.6 million to repurchase 1,000,000 shares of common stock. All 1,000,000 of the repurchased shares will be used for Magma’s Inducement Plan.

Option Exchange Program

In June 2005, the Company offered to its employees a voluntary stock option exchange program designed to promote employee retention and reward contributions to stockholder value. Directors and executive officers were not eligible to participate in this option exchange program. Under the program, the Company offered to exchange outstanding options to purchase common stock at exercise prices greater than or equal to $10.50, for a smaller number of new options at an exercise price of $9.20, the fair market value on August 22, 2005, the date the new options were granted. The exchange ratio ranged from 60% to 75% depending on exercise price of the old option. As a result of the exchange program, options to purchase an aggregate of approximately 4.4 million shares of its common stock were canceled (with exercise prices ranging from $10.50 to $30.28) and options to purchase an aggregate of approximately 3.0 million shares of its common stock at an exercise price of $9.20 were granted under the 2001 Plan on August 22, 2005. The new options generally will vest and become exercisable over a two to four-year period, with 12.5% to 25% of each new option generally becoming exercisable after a six-month period of continued service following the grant date.

Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“2001 Purchase Plan”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The 2001 Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The maximum number of shares a participant may purchase during a single offering period is 4,000 shares. The 2001 Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended April 1, 2007, a total of 1,296,784 shares were issued under the 2001 Purchase Plan with average price of $5.41 per share.

As of April 1, 2007, a total of 3,369,978 shares of common stock remained available for issuance under the 2001 Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Stock-Based Compensation

Stock-based compensation expense by type of awards during the year ended April 1, 2007 was as follows (in thousands):

Year Ended April 1, 2007
Stock options	$10,489
Restricted stock and restricted stock units	3,187
Employee stock purchase plan	1,889

Total stock-based compensation expense	$15,565

Stock Options

The Company’s stock incentive plans require that stock options be granted at the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of options granted during fiscal 2007 was $3.62 per share. The weighted average assumptions used in the model for fiscal 2007 were as follows:

Year Ended April 1, 2007
Expected life (years)	4.14
Volatility	41-50%
Risk-free interest rate	4.49 – 5.15%
Expected dividend yield	0%

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the year ended April 1, 2007 is as follows (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 2, 2006	8,979	$10.64		$2,940
Granted	3,253	$8.18
Exercised	(227)	$7.76
Cancelled and forfeited	(772)	$13.16

Options outstanding at April 1, 2007	11,233	$9.80	4.83	$31,831

Vested and expected to vest at April 1, 2007	10,862	$9.84	4.85	$30,585
Exercisable at April 1, 2007	6,713	$10.59	5.14	$16,512

The total intrinsic value of options exercised was $445,591 during the year ended April 1, 2007. As of April 1, 2007, there was approximately $12.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 1.44 years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the changes in restricted stock outstanding during the year ended April 1, 2007 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 2, 2006	389	$11.87
Granted	385	$7.97
Vested	(308)	$11.58
Forfeited	(54)	$10.82

Shares nonvested at April 1, 2007	412	$9.63

As of April 1, 2007, the Company had $1.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.10 years.

A summary of the changes in restricted stock units outstanding during the year ended April 1, 2007 is presented below (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Shares nonvested at April 2, 2006	—	$—
Granted	51	$—
Vested	(21)	$0.0001
Forfeited	(3)	$0.0001

Shares nonvested at April 1, 2007	27	$0.0001	4.19	$325

Vested and expected to vest at April 1, 2007	26	$0.0001	4.03	$312

As of April 1, 2007, there was $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.01 years.

The total fair value of restricted stock and restricted stock units that were vested was $3.4 million during the year ended April 1, 2007.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The weighted average estimated grant date fair value of purchase rights granted under the ESPP during the year ended April 1, 2007 was $2.75. The weighted average assumptions used in the model for the year ended April 1, 2007 were as follows:

Year Ended April 1, 2007
Expected life (years)	1.13
Volatility	41 - 51%
Risk-free interest rate	4.93 - 5.11%
Expected dividend yield	0%

As of April 1, 2007, the Company had $2.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 0.59 years.

Stock-Based Compensation for Fiscal 2006 and Fiscal 2005

Prior to April 2, 2006, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB 25 and related guidance. In fiscal 2006 and fiscal 2005, the Company recognized $4.6 million and $1.9 million, respectively, of stock-based compensation expense primarily for the intrinsic value of the restricted stock awards.

During the years ended April 2, 2006 and March 31, 2005, the Company complied with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands):

	Year Ended
	April 2, 2006	March 31, 2005
Net loss attributed to common stockholders:
As reported	$(20,937)	$(8,581)
Add: Stock-based employee compensation expense included in reported net loss	4,576	1,880
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(22,972)	(21,931)

Pro forma	$(39,333)	$(28,632)

Net loss per share, basic and diluted:
As reported	$(0.61)	$(0.25)

Pro forma	$(1.15)	$(0.80)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

	Year Ended
	April 2, 2006	March 31, 2005
Stock options	$3.84	$4.56
Employee stock purchase plans	2.68	3.47

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended
	April 2, 2006	March 31, 2005
Stock options:
Risk-free interest	4.02%	3.00%
Expected life	3.04 years	2.63 years
Expected dividend yield	0%	0%
Volatility	61%	43%

Employee stock purchase plans:
Risk-free interest	4.26%	2.47%
Expected life	1.16 years	1.03 years
Expected dividend yield	0%	0%
Volatility	62%	44%

Note 12.    Commitments and Contingencies

Commitments

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through December 2011. The Company also leases its computer equipment under several capital leases. Approximate future minimum lease payments under these operating leases at April 1, 2007 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2008	$4,954	$1,970
2009	4,635	1,211
2010	4,043	388
2011	3,269	—
2012	1,898	—

	$18,799	$3,569

Rent expense for the years ended April 1, 2007, April 2, 2006 and March 31, 2005 was approximately $4.0 million, $4.2 million and $4.4 million, respectively.

Contingencies

The Company is subject to some legal proceedings described below and from time to time, The Company is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation and disputes is increasing as our business expands and the Company grows larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, other than the Synopsys litigation, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, except for the $12.5 million legal settlement fee in connection with the Synopsys

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

litigation as discussed below, the Company has not recorded any liabilities relating to these contingencies as of April 1, 2007. Litigation settlement and legal fees are expensed in the period in which they are incurred.

Litigation with Synopsys

Synopsys California Case (Related Foreign Litigation)

Synopsys, Inc. v. Magma Design Automation, Inc., Civil Action No. C04-03923, United States District Court, Northern District of California. In this action, filed September 17, 2004, Synopsys has sued us for alleged infringement of U.S. Patent Nos. 6,378,114 (“the ‘114 Patent”), 6,453,446 (“the ‘446 Patent”), and 6,725,438 (“the ‘438 Patent”).

On September 26, 2005, Synopsys, Inc. filed an action against us in the Superior Court of the State of California in and for the County of Santa Clara, entitled Synopsys, Inc. v. Magma Design Automation, Inc., et al., Case Number 105 CV 049638. Synopsys alleges that the Company committed unfair business practices by asserting defenses of non-infringement and invalidity to patent infringement allegations brought by Synopsys in the patent infringement action already pending against Magma in the Northern District of California. The Complaint seeks unspecified monetary damages, an unspecified restitutionary/disgorgement award, injunctive relief, fees and costs, and an accounting of all revenues and profits derived from licensing the technology at issue. On October 19, 2005, the Company removed the action to the United States District Court for the Northern District of California. On October 26, 2005, the Company moved to strike and dismiss the complaint. On October 27, 2005, the Court granted our motion to relate the removed action with the preexisting patent infringement action, and both actions are now assigned to Judge Maxine M. Chesney.

On November 8, 2005, Synopsys filed a motion for sanctions against us based on our assertion of non-infringement defenses and counterclaims in the litigation. The Company opposed the motion, which was set for hearing on December 16, 2005. The hearing was vacated and the motion was taken under submission by the Court.

On July 29, 2005, Synopsys filed an action against us in Japan in Civil Department No. 40 of the Tokyo District Court seeking to obtain ownership of the Japanese patent application corresponding to our ‘446 Patent.

On April 18, 2005, Synopsys filed an action against us in Germany at the Landgericht München I (District Court in Munich) seeking to obtain ownership of the European patent application corresponding to our ‘446 Patent.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 24, 2006, the Company filed a motion for leave to file a Second Amended Answer and Counterclaims, to add counterclaims for infringement of U.S. Patent Nos. 6,519,745 (“the ‘745 Patent”), 6,931,610 (“the ‘610 Patent”), 6,854,093 (“the ‘093 Patent”), and 6,857,116 (“the ‘116 Patent”). All four patents relate to methods for designing integrated circuits. Synopsys opposed the motion on April 7, 2006. The Company filed its reply brief on April 14, 2006. The Court granted our motion on May 25, 2006, and the Company filed its Second Amended Answer and Counterclaims on May 31, 2006.

Settlement

On March 29, 2007 Synopsys and Magma settled all pending litigation between the companies. As part of the settlement, Synopsys and Magma agree to release all claims in California, Delaware, Germany and Japan and to cross license the patents at issue in these jurisdictions as well as any related applications, both companies agree not to initiate future patent litigation against each other for 2 years provided certain terms are met, and Magma agreed to make a payment to Synopsys of $12.5 million toward the settlement of this dispute. All other terms of the settlement are confidential.

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

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that the Company and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies the Company’s FineSim software, and other unidentified devices or programs, as the products accused of infringement. The Company and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ‘900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics, Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. Magma and the other named plaintiffs filed a complaint for

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declaratory judgment on February 8, 2007, which we amended on March 27, 2007. The amended complaint for declaratory judgment seeks five claims of relief: (1) declaratory judgment of non-infringement of the ‘900 Patent; (2) declaratory judgment of invalidity of the ‘900 Patent; (3) lack of ownership of the ‘900 Patent; (4) the ‘900 Patent is unenforceable due to laches; and (5) declaratory judgment that unclean bars enforcement of the ‘900 Patent. We and the other Plaintiffs contend that LSI Logic is a joint owner of the ‘900 Patent and we have obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ‘900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007 and issued a case management order on May 23, 2007 approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues, and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. A trial to the Court on the issue of ownership of the ‘900 Patent is set for October 9, 2007. While the Company intends to vigorously pursue this litigation against Bhandari and Vanguard Systems, the results of any litigation are inherently uncertain and we can not assure that the Company will be able to successfully defend against claims of patent infringement. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded. The Company intends to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain and the Company can not assure that the Company will be able to successfully defend against the claims of Bhandari and Vanguard Systems. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of April 1, 2007.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of April 1, 2007.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of April 1, 2007.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of April 1, 2007. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 13.    Segment Information

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
North America*	$121,633	$109,434	$82,537
Europe	19,440	27,670	26,412
Japan	22,162	14,523	26,194
Asia-Pacific	14,918	12,417	10,798

Total	$178,153	$164,044	$145,941

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
North America*	68%	67%	57%
Europe	11	17	18
Japan	13	9	18
Asia-Pacific	8	7	7

Total	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Year Ended
	April 1, 2007		April 2, 2006	March 31, 2005
Customer A	*	*	16%	16%

**	Less than 10% of total revenue.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has substantially all of its long-lived assets located in the United States.

Note 14.    Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Current:
Federal	$(123)	$977	$1,574
State	27	109	227
Foreign	1,152	1,531	1,335

	1,056	2,617	3,136

Deferred:
Foreign	(54)	(68)	—

Total income tax expenses	$1,002	$2,549	$3,136

Net loss before provision for income taxes consisted of (in thousands):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
United States	$(64,458)	$(20,251)	$(8,067)
International	3,954	1,863	2,622

Total net loss before provision for income taxes	$(60,504)	$(18,388)	$(5,445)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Year Ended
	April 1, 2007	April 2, 2006	March 31, 2005
Federal tax benefit at statutory rate	$(21,064)	$(6,436)	$(1,906)
Permanent differences	147	111	333
In process research and development	455	158	1,527
Tax benefit from extraterritorial income exclusion	—	(158)	(295)
Goodwill and intangibles	—	601	672
State tax, net of federal benefit	—	85	479
Foreign tax withholding, not benefited for U.S. tax purposes	265	287	—
Foreign tax rate differential	(769)	532	314
Credits	(4,212)	(1,881)	(1,470)
Change in valuation allowance	26,275	9,289	3,552
Other	(95)	(39)	(70)

Total income tax expense	$1,002	$2,549	$3,136

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of 6.9 million of undistributed earnings for certain non-U.S. subsidiaries. The company intends to reinvest these earnings indefinitely in operations outside of the U.S.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 1, 2007	April 2, 2006
Deferred tax assets:
Capitalized costs	$2,863	$3,376
Accrued liabilities	3,138	2,988
Property and equipment	7,481	5,671
Accrued compensation related expenses	7,915	3,486
Net operating loss and credit carryforwards	62,173	51,783
Litigation settlement	4,809	—

Gross deferred tax assets	88,379	67,304
Valuation allowance	(71,516)	(47,189)

Total deferred tax assets	16,863	20,115
Deferred tax liabilities—acquired intangible assets	(16,863)	(20,115)

Net deferred tax liabilities	$—	$—

At April 1, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $132.5 million and $26.2 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2010, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $10.2 million and $9.4 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2012 through 2027, and the California research credits carry forward indefinitely.

The Company management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended April 1, 2007 the company has provided a valuation allowance against the Company’s net deferred tax assets. The net change in the valuation allowance for the years ended April 1, 2007 and April 2, 2006 was an increase of $24.3 million and $5.2 million, respectively.

Approximately $21.4 million of the valuation allowance at April 1, 2007 is attributable to employee stock deductions and original issue discount deductions, the benefit of which will be allocated to additional paid-in capital if and when subsequently realized. Approximately $8.0 million of the valuation allowance at April 1, 2007 is attributable to deferred assets which were recorded in connection with various acquisitions. When recognized, the benefit of these assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related the acquisitions; and last, to reduce income tax.

The Company’s income taxes payable for federal and state purposes were reduced by the tax benefits associated with the exercise of employee stock options and original issue discount deductions. The benefits applicable to stock options and original issue discount were credited directly to stockholders’ equity and amounted to $0.2 million for fiscal 2006. No such tax benefits were recorded to additional paid-in capital in

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2007 because the Company is in a taxable loss position. The tax benefits applicable to acquired entities were credited directly to goodwill and other intangible assets and amounted to $0.6 million in fiscal 2006. Again, no such benefits were recorded to reduce goodwill in fiscal 2007 due to taxable loss.

The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. If an ownership change occurs, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to an annual limitation on the amount that can be utilized in future years to offset future taxable income. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards prior to utilization. The Company has determined that the utilization of the net operating losses that were recorded as part of the acquisition of Silicon Metrics Corporation will be subject to an annual limitation. As of April 1, 2007 the company had approximately $25.7 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.5 million of these net operating losses each year if the Company has taxable income. During fiscal 2006, the Company also determined that the utilization of its net operating losses generated prior to April 30, 2005 is subject to an annual limitation of approximately $16.2 million.

Congress passed the American Jobs Creation Act of 2004 on October 22, 2004 (“the Act”). The Act contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. The Company completed evaluating the impact of the repatriation provisions in fiscal 2006 and decided not to repatriate any of its foreign earnings. Among other things, the Act repeals an export incentive and creates a new tax deduction for qualified domestic manufacturing activities. The company expects that such deduction will not have a material impact on its reported effective tax rate.

Note 15.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and is not obligated to make rent payments effective January 31, 2007. In fiscal 2007, 2006 and 2005, the Company recorded $1.5 million, $1.7 million and $1.7 million, respectively, of rent expense related to this lease and recognized $7.9 million, $4.8 million and $2.1 million, respectively, in revenue from the sale of software licenses to this customer. This customer had zero and $71,000 outstanding accounts receivable balance at April 1, 2007 and April 2, 2006, respectively.

As of April 1, 2007, Magma has invested approximately $0.9 million in a private company. The private company purchased software licenses from Magma and Magma recognized $0.5 million in revenue from the software licenses during fiscal year 2005 and did not recognized any revenue from the software licenses during fiscal 2006 and 2007.

Note 16.    Employee Benefit Plan

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule II—Valuation and Qualifying Accounts

Years Ended April 1, 2007, April 2, 2006 and March 31, 2005

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
Year ended April 1, 2007
Allowance for doubtful accounts	$115	88	(148)	$55
Year ended April 2, 2006
Allowance for doubtful accounts	$425	282	(592)	$115
Year ended March 31, 2005
Allowance for doubtful accounts	$323	187	(85)	$425

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 1, 2007. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2007
Revenue	$40,959	$41,962	$45,094	$50,138
Gross profit	$28,393	$28,751	$31,075	$35,355
Net loss	$(10,713)	$(12,421)	$(13,561)	$(24,490)
Net loss per share—Basic and diluted(1)	$(0.30)	$(0.34)	$(0.37)	$(0.65)

	Quarter
	First	Second	Third	Fourth
FY 2006
Revenue	$38,832	$39,886	$41,320	$44,006
Gross profit	$30,561	$28,878	$30,435	$32,455
Net loss	$(23)	$(6,620)	$(8,068)	$(6,226)
Net loss per share—Basic and diluted(1)	$(0.00)	$(0.19)	$(0.23)	$(0.18)

(1)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2007 and 2006 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”.)

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

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Inherent Limitations on Effectiveness of Controls.    In designing and evaluating our disclosure controls and procedures, our management, including our principal executive officer and our principal financial officer, recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must take into account the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any disclosure controls and procedures also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, our disclosure controls and procedures have been designed to meet, and our management believes that they meet, reasonable assurance levels.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

We assessed the effectiveness of our internal control over financial reporting as of April 1, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 1, 2007.

Our independent registered public accounting firm has issued an audit report on our assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting as of April 1, 2007. This report appears under Item 8 of this Annual Report.

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

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and our compliance with Section 16(a) of the Exchange Act, will be presented under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in our definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to our stockholders in connection with our 2007 Annual Meeting of Stockholders to be held on August 29, 2007. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and all of our other employees. This Code of Conduct and Ethics is posted on our website at http://investor.magma-da.com/governance/home.cfm. If applicable, we intend to satisfy our disclosure obligations regarding our amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://investor.magma-da.com/governance/home.cfm.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Accountants—Audit and Non-Audit Fees” and “Ratification of Independent Accountants—Pre-Approval Policies and Procedures” contained in our definitive proxy statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)	Consolidated Financial Statements. Reference is made to the Index to Registrant’s Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules. Reference is made to the Index to Registrant’s Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

(3)	Exhibits. Reference is made to Item 15(b) below.

(b)	Exhibits.

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this item.

(c)	Financial statements schedules.

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2007

MAGMA DESIGN AUTOMATION, INC.

By	/s/ RAJEEV MADHAVAN
Rajeev Madhavan, Chief Executive Officer

By	/s/ PETER S. TESHIMA
Peter S. Teshima, Corporate Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2007

/s/ PETER S. TESHIMA Peter S. Teshima	Corporate Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 6, 2007

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 6, 2007

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	June 6, 2007

/s/ SUSUMU KOHYAMA Susumu Kohyama	Director	June 6, 2007

/s/ THOMAS ROHRS Thomas Rohrs	Director	June 6, 2007

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 6, 2007

/s/ CHET SILVESTRI Chet Silvestri	Director	June 6, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (including form of Zero Coupon Convertible Subordinated Note due May 15, 2008)	10-K	0-33213	4.3	June 20, 2003

4.4	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.5	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC	10-K	0-33213	4.4	June 20, 2003

4.6	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007

4.7	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.4)	8-K	000-33213	10.3	March 16, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.8	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended					X

10.2	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for U.S. Employees (other than Executive Officers)	10-Q	000-33213	10.1	November 14, 2005

10.3#	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.4	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in countries other than the United States, China, Israel, Italy and the United Kingdom	10-Q	000-33213	10.3	November 14, 2005

10.5	Form of Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in China, Israel, and Italy	10-Q	000-33213	10.4	November 14, 2005

10.6	Notice of Grant of Stock Options and Stock Option Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Employees residing in the United Kingdom	10-Q	000-33213	10.5	November 14, 2005

10.7	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for non-Executive Employees	10-Q	000-33213	10.6	November 14, 2005

10.8#	Notice of Restricted Share Award and Restricted Share Agreement pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.7	November 14, 2005

10.9#	2005 Key Contributor Long-Term Incentive Plan	10-Q	000-33213	10.8	November 14, 2005

10.10#	Registrant’s 2001 Employee Stock Purchase Plan, as amended					X

10.11#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.12#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.14#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.15#	1997 Stock Incentive Plan	S-1	333-60838	10.5	May 14, 2001

10.16#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.17	Agreement and Plan of Merger and Reorganization, dated as of October 16, 2003, among the Company, Silicon Metrics Corporation, Silicon Correlation, Inc., and Vess Johnson and Austin Ventures V, L.P., as Stockholder Agents	8-K	000-33213	2.1	October 31, 2003

10.18	Second Amended and Restated Agreement and Plan of Reorganization, dated July 7, 2000, between the Registrant, Magma Acquisition Corp. and Moscape, Inc.	S-1	333-60838	2.3	May 14, 2001

10.19#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.20#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.21#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.22#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.23	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

10.24#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors					X

10.25	Warrant Agreement	10-Q	000-33213	10.1	August 12, 2005

10.26	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1	May 14, 2001

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.27(a)#	Summary of Compensation Arrangement for Certain Executive Officers					X

10.27(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)					X

10.28	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006	10-Q	0-33213	10.1	February 8, 2007

10.29	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006	10-Q	0-33213	10.2	February 8, 2007

10.30	Amendment Number One to Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)					X

10.31	Form of Exchange Agreement, dated February 27, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.1	March 5, 2007

10.32	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007

10.33	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee	8-K	000-33213	10.3	March 5, 2007

10.34	Form of Exchange Agreement, dated March 14, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.1	March 16, 2007

10.35	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

10.36	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee	8-K	000-33213	10.3	March 16, 2007

10.37	Settlement Agreement by and between Synopsys, Inc. and Registrant (Portions of this Settlement Agreement Exhibit have been omitted pursuant to a request for confidential treatment.)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP					X

23.2	Consent of PricewaterhouseCoopers LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.