Form 10-Q
period 2007-07-01
MAGMA DESIGN AUTOMATION INC
filed 2007-08-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No.: 0-33213

MAGMA DESIGN AUTOMATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1650 Technology Drive

San Jose, California 95110

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

On August 1, 2007, 40,641,863 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JULY 1, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	July 1, 2007	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$34,944	$45,338
Restricted cash	258	4,997
Short-term investments	—	10,700
Accounts receivable, net	39,825	41,086
Prepaid expenses and other current assets	6,017	4,126

Total current assets	81,044	106,247
Property and equipment, net	17,808	17,866
Intangibles, net	50,730	56,874
Goodwill	50,964	48,499
Restricted cash	4,700	4,700
Deferred tax assets	6,901	—
Other assets	4,812	5,460

Total assets	$216,959	$239,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,442	$7,442
Accrued expenses	22,894	53,254
Deferred revenue	23,514	28,417
Convertible notes, current	15,216	—

Total current liabilities	67,066	89,113
Convertible notes, long-term, net of debt discount of $1,917 and $2,078 at July 1, 2007 and April 1, 2007, respectively	48,022	63,077
Line of credit	3,000	3,000
Long-term tax liabilities	11,054	—
Other long-term liabilities	1,770	1,689

Total liabilities	130,912	156,879

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	325,198	310,825
Accumulated deficit	(209,669)	(197,808)
Treasury stock	(28,738)	(29,162)
Accumulated other comprehensive loss	(748)	(1,092)

Total stockholders’ equity	86,047	82,767

Total liabilities and stockholders’ equity	$216,959	$239,646

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	July 1, 2007	July 2, 2006
Revenue:
Licenses	$31,989	$23,119
Bundled licenses and services	9,657	11,421
Services	8,519	6,419

Total revenue	50,165	40,959

Cost of revenue:
Licenses	5,324	5,328
Bundled licenses and services	2,424	3,483
Services	4,846	3,755

Total cost of revenue	12,594	12,566

Gross profit	37,571	28,393

Operating expenses:
Research and development	18,670	15,449
Sales and marketing	16,902	13,847
General and administrative	8,334	11,795
Amortization of intangible assets	2,027	2,890
Restructuring charges	291	—

Total operating expenses	46,224	43,981

Operating loss	(8,653)	(15,588)

Other income (expense):
Interest income	459	887
Interest expense	(657)	(175)
Gain on extinguishment of debt	—	4,809
Other expense, net	(727)	(106)

Other income (expense), net	(925)	5,415

Net loss before income taxes	(9,578)	(10,173)
Provision for income taxes	1,691	861

Net loss before cumulative effect of change in accounting principle	(11,269)	(11,034)
Cumulative effect of change in accounting principle	—	321

Net loss	$(11,269)	$(10,713)

Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.29)	$(0.31)

Net loss per common share, basic and diluted	$(0.29)	$(0.30)

Shares used in calculation, basic and diluted	38,840	35,654

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net loss	$(11,269)	$(10,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(321)
Depreciation and amortization	2,639	2,529
Amortization of intangible assets	8,462	10,055
Provision for (recovery from) doubtful accounts	(22)	17
Amortization of debt discount and debt issuance costs	292	144
Loss on strategic equity investments	202	155
Gain on extinguishment of debt	—	(4,809)
Stock-based compensation	4,979	4,893
Income tax benefit associated with exercise of stock options and debt issuance costs	10	—
Other non-cash items	1	4
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,641	(16)
Prepaid expenses and other assets	(1,518)	(2,265)
Accounts payable	(1,085)	4,408
Accrued expenses	(23,406)	(7,088)
Deferred revenue	(4,903)	(2,004)
Other long-term liabilities	548	(51)

Net cash used in operating activities	(23,429)	(5,062)

Cash flows from investing activities:
Purchase of intangible assets	(2,660)	(5,990)
Purchase of property and equipment	(3,364)	(1,223)
Purchase of short-term investments	(1,398)	(5,254)
Proceeds from sale and maturities of short-term investments	12,100	29,960
Purchase of strategic equity investments	—	(900)
Restricted cash	150	—

Net cash provided by investing activities	4,828	16,593

Cash flows from financing activities:
Proceeds from issuance of common stock, net	9,276	1,690
Repurchase of convertible notes	—	(35,000)
Repayment of lease obligation	(583)	(287)
Retirement of restricted stock	(394)	(191)
Other financing activities	(76)	—

Net cash provided (used) in financing activities	8,223	(33,788)

Effect of foreign currency translation on cash and cash equivalents	(16)	11

Net decrease in cash and cash equivalents	(10,394)	(22,246)
Cash and cash equivalents at beginning of period	45,338	58,550

Cash and cash equivalents at end of period	$34,944	$36,304

Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$—	$514

Issuance of common stock in connection with asset purchase	$836	$2,402

Purchase of fixed assets under capital leases	$715	$1,489

Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$—	$102

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 6, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on June 6, 2007. The accompanying unaudited condensed consolidated balance sheet at April 1, 2007 is derived from audited consolidated financial statements at that date.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company modified its revenue and cost of revenue presentation in its unaudited condensed consolidated statements of operations and, accordingly, the related amounts reported in the unaudited condensed consolidated statements of operations for the fiscal 2007 period have been reclassified to conform to the current period presentation.

Fiscal Year End

The Company has a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. The Company’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

Recently Issued Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 is also not permitted. The Company intends to adopt EITF 07-3 effective January 1, 2008 and does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

Note 2. Stock-Based Compensation

On April 3, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the fair value recognition of share-based payment arrangements. The stock-based compensation recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006
Cost of revenue	$429	$342
Research and development expense	1,932	2,013
Sales and marketing expense	1,222	1,271
General and administrative expense	1,396	1,267

Total stock-based compensation expense	$4,979	$4,893

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of the Company’s common stock. Stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006
Stock options	$2,836	$3,023
Restricted stock and restricted stock units	1,583	1,149
Employee stock purchase plan	560	721

Total stock-based compensation expense	$4,979	$4,893

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and ESPP awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions including expected future stock price volatility and expected terms of instruments. The Company established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected future stock price volatility was developed based on the average of the Company’s historical weekly stock price volatility and average implied volatility. The risk-free interest rate for the period within the expected life of the option is based on the yield of United States Treasury notes at the time of grant. The expected dividend yield used in the calculation is zero as the Company has not historically paid dividends.

The weighted average assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended
	July 1, 2007	July 2, 2006
Stock options:
Expected life (years)	4.24	4.20
Volatility	39%	50%
Risk-free interest rate	4.52% -4.91%	4.90% -5.15%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$4.70	$3.53

ESPP awards:
Expected life (years)	1.13	1.13
Volatility	39%	50%
Risk-free interest rate	4.91%	4.97%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$4.52	$2.64

As of July 1, 2007, there was approximately $18.2 million and $5.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.33 years and 1.18 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years. As of July 1, 2007, there was approximately $6.5 million and $1.0 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.55 years and 1.54 years, respectively.

Note 3. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes using the as-if-converted method.

For the three months ended July 1, 2007 and July 2, 2006, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended
	July 1, 2007	July 2, 2006
Shares of common stock issuable upon conversion of convertible notes	3,995	2,850
Shares of common stock issuable under stock option plans outstanding	12,064	11,783
Weighted average exercise price of shares issuable under stock option plans	$10.26	$9.62

Note 4. Accumulated Deficit

The changes in accumulated deficit for the three months ended July 1, 2007 were as follows (in thousands):

Three Months Ended
July 1, 2007
Balance at April 1, 2007	$(197,808)
Net loss	(11,269)
Reissuance of treasury stock	(90)
Effect of FIN 48 adoption	(502)

Balance at July 1, 2007	$(209,669)

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gain on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006
Net loss	$(11,269)	$(10,713)
Unrealized gain on available-for-sale investments	—	57
Foreign currency translation adjustments	344	(196)

Comprehensive loss	$(10,925)	$(10,852)

Components of accumulated other comprehensive loss was as follows (in thousands):

	July 1, 2007	April 1, 2007
Unrealized loss on available-for-sale investments	$—	$(7)
Foreign currency translation adjustments	(748)	(1,085)
Accumulated other comprehensive loss	$(748)	$(1,092)

Note 6. Acquisitions

On April 13, 2007, the Company acquired certain assets from a privately-held developer of electronic design automation (“EDA”) technology. Pursuant to the asset purchase agreement, the Company paid a total consideration of $200,000 in cash. Based on management’s estimates and appraisal, the $200,000 consideration was allocated to patents and intellectual property, which was included in the intangible asset balance on the Company’s consolidated balance sheet as of July 1, 2007, and is being amortized over the estimated economic life of three years.

Acquisition-related earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock-based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase or merger agreement.

For the three months ended July 1, 2007, the Company recorded $2.1 million of intangible assets and $2.8 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Goodwill:
ACAD Corporation	$2,806	$—
Intangible assets:
Mojave, Inc.	881	836
Other	400	—

Total earnout consideration	$4,087	$836

Note 7. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of July 1, 2007 and April 1, 2007 (in thousands):

	Weighted Average Life (months)	July 1, 2007			April 1, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$50,964	$—	$50,964	$48,499	$—	$48,499

Intangible assets:
Developed technology	40	$106,581	$(70,584)	$35,997	$104,464	$(64,229)	$40,235
Licensed technology	39	39,093	(30,814)	8,279	39,093	(29,667)	9,426
Customer relationship or base	42	3,310	(1,808)	1,502	3,310	(1,631)	1,679
Patents	58	12,890	(9,251)	3,639	12,690	(8,615)	4,075
Acquired customer contracts	25	1,390	(1,090)	300	1,390	(1,069)	321
Assembled workforce	45	1,252	(1,038)	214	1,252	(976)	276
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	22	500	(197)	303	500	(156)	344
Trademark	20	900	(404)	496	900	(382)	518

Total		$166,016	$(115,286)	$50,730	$163,699	$(106,825)	$56,874

During the three months ended July 1, 2007, the Company reduced its goodwill by $0.3 million, reflecting purchase price adjustments related to an acquisition for tax benefits recognized on acquired net operating loss carryforwards.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of licenses revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006
Amortization of intangible assets included in:
Cost of revenue—licenses	$5,212	$5,154
Cost of revenue—bundled licenses and services	1,223	2,011
Operating expenses	2,027	2,890

Total	$8,462	$10,055

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2008 (remaining nine months)	$20,501
2009	22,634
2010	4,287
2011	2,110
2012 and thereafter	1,198

Total expected future amortization	$50,730

Note 8. Convertible Notes, Current and Long-Term

Current: Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”)

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

The net cost of $20.3 million incurred in connection with these arrangements, which consisted of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” If the contracts are ultimately settled in a manner that results in the Company delivering or receiving cash, the amount of cash paid or received should be reported as a reduction of, or an addition to, stockholders’ equity. The shares issuable under these arrangements were excluded from the calculation of earnings per share as their effect was anti-dilutive.

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

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal) of the 2008 Notes for a new series of 2% convertible senior notes due May 2010. The exchange left approximately $15.2 million principal amount of the 2008 Notes outstanding. In the fourth quarter of fiscal 2007, the Company recorded a gain of $2.1 million on the exchange, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. Please see below under “Long-Term: 2% Convertible Senior Notes due 2010” for further discussion of the exchange. In addition, a portion of the hedge and warrant was terminated in connection with the exchange. The net proceeds of $88,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital.

As of July 1, 2007, the unamortized balance of transaction fees and debt issuance costs related to the 2008 Notes was approximately $77,000. The shares issuable on the conversion of the 2008 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

In the first quarter of fiscal 2008, the Company reclassified the $15.2 million principal amount of the 2008 Notes from long-term to current liabilities on its unaudited condensed balance sheets as of July 1, 2007, as the 2008 Notes became payable within one year. Similarly, the related $77,000 unamortized balance of transaction fees and debt issuance costs was reclassified from long-term to current assets on the Company’s unaudited condensed balance sheets as of July 1, 2007.

Long-Term: 2% Convertible Senior Notes due 2010 (the “2010 Notes”)

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. The 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. The 2010 Notes are unsecured senior indebtedness of Magma, which rank senior in right of payment to the 2008 Notes and junior in right of payment to Magma’s revolving line of credit facility. In addition, after May 20, 2009, the Company will have the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision which allows the Company, at its option, in lieu of delivery of some or all of the shares of common stock otherwise issuable upon conversion of the 2010 Notes, to pay holders of the 2010 Notes in cash for all or a portion of the principal amount of the converted 2010 Notes and any amounts in excess of the principal amount which are due.

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of July 1, 2007, debt discount balance related to the 2010 Notes was $1.9 million.

The $1.4 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of July 1, 2007, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $1.2 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 9. Restructuring charges

During the three months ended July 1, 2007, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of July 1, 2007, substantially all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 10. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as the Company’s business expands and grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, the Company has not recorded any liabilities relating to these contingencies as of July 1, 2007. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of the Company’s infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. The case is now proceeding on the remaining claims and is scheduled for trial on December 3, 2008. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that the Company and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The Company and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ‘900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics, Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. The Company and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which complaint was amended on March 27, 2007. The amended complaint for declaratory judgment seeks five claims of relief: (1) declaratory judgment of non-infringement of the ‘900 Patent; (2) declaratory judgment of invalidity of the ‘900 Patent; (3) lack of ownership of the ‘900 Patent; (4) the ‘900 Patent is unenforceable due to laches; and (5) declaratory judgment that unclean bars enforcement of the ‘900 Patent. The Company and the other Plaintiffs contend that LSI Logic is a joint owner of the ‘900 Patent and the Company has obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ‘900 Patent. As in the Texas Action, the claim for patent infringement against the Company identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007 and issued a case management order on May 23, 2007 approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. A trial to the Court on the issue of ownership of the ‘900 Patent is set for October 9, 2007. While the Company intends to vigorously pursue this litigation against Bhandari and Vanguard Systems, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against claims of patent infringement. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded. The Company intends to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain and the Company can not assure that it will be able to successfully defend against the claims of Bhandari and Vanguard Systems. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of July 1, 2007.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 1, 2007.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of July 1, 2007.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of July 1, 2007. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 11. Segment Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the unaudited condensed consolidated financial statements.

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended
	July 1, 2007	July 2, 2006
North America*	$24,443	$28,610
Europe	10,759	4,289
Japan	6,666	3,256
Asia-Pacific (excluding Japan)	8,297	4,804

	$50,165	$40,959

	Three Months Ended
	July 1, 2007	July 2, 2006
North America*	49%	70%
Europe	21	10
Japan	13	8
Asia-Pacific (excluding Japan)	17	12

	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended
	July 1, 2007		July 2, 2006
Customer A	11%		*	*
Customer B	11%		*	*
Customer C	*	*	14%
Customer D	*	*	11%

**	Less than 10% of total revenue.

Substantially all of the Company’s long-lived assets are located in the United States.

Note 12. Income Taxes

On April 2, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit.

Upon adoption of FIN 48, the Company also recognized additional long-term income tax assets of $6.9 million and additional long-term income tax liabilities of $6.9 million to present the unrecognized tax benefits as gross amounts on its unaudited condensed consolidated balance sheets. In addition, the Company reclassified $3.0 million of income tax liabilities from current to long-term liabilities as the payment of cash is not anticipated within the next twelve months.

As of April 2, 2007, the Company had approximately $10.4 million of total gross unrecognized tax benefits, of which $3.5 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to adoption of FIN 48, the Company also reported interest and penalties on unrecognized tax benefits as interest expense. As of April 2, 2007, the total amount of accrued interest and penalties was $248,000.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2001 to 2006 remain open to examination by the major tax jurisdictions to which the Company is subject. At July 1, 2007, the Company does not anticipate that its total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. We do not intend to, and we do not undertake any additional obligation to update these forward- looking statements after the date of this report to reflect actual results or future events or circumstances.

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

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering R&D expenditures, decreasing the number of design starts, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

To support our customers, we have focused on providing the most technologically advanced products to address each step in the integrated circuit design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

During the first quarter of fiscal 2008, we achieved quarterly revenue of $50.2 million, slightly higher than the preceding quarter and increased by 22% from the same quarter in fiscal 2007. License sales for the first quarter of fiscal 2008 accounted for approximately 64% of total revenue, compared to 62% in the preceding quarter and 56% in the same quarter in the prior year.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended April 1, 2007. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable”. These judgments are discussed below.

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

Stock-based compensation

Effective April 3, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified prospective transition method. Under SFAS 123R, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.

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

Unbilled accounts receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of being invoiced to the customer. In all cases, the revenue and unbilled receivables are for contracts which are non-cancelable, in which there are no contingencies and where the customer has taken delivery of both the software and the encryption key required to operate the software. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception.

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

As of July 1, 2007, two of our customers accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit. We have determined that we have one reporting unit (see Note 11 to the unaudited condensed consolidated financial statements). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different than that which is reflected in our historical income tax provisions.

We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

On April 2, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. Under FIN 48, we are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit. At April 2, 2007, we had approximately $10.4 million of gross unrecognized tax benefits, $3.5 million of which, if recognized, would favorably affect our effective tax rate in future periods.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. As of July 1, 2007, $0.6 million of these notes has been converted into an investee company’s preferred stock. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $1.1 million at July 1, 2007. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, we record our share of net equity income (loss) of the investee based on our proportionate ownership. We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million each for the first quarter of fiscal 2008 and 2007.

Results of Operations

Revenue

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

	Three Months Ended
	July 1, 2007		July 2, 2006
	$ Amount	% of Revenue	$ Amount	% of Revenue
Revenue category:
License and bundled licenses and services revenue
Ratable	$10,406	21%	$4,905	12%
Due & Payable	20,269	40%	17,199	42%
Cash Receipts	1,555	3%	2,337	5%
Up-Front*	9,416	19%	10,099	25%

	41,646	83%	34,540	84%
Services revenue	8,519	17%	6,419	16%

Total Revenue	$50,165	100%	$40,959	100%

*	Included $7,069 or 14% of revenue from new contracts for the quarter ended July 1, 2007.

Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. The revenue for these bundled arrangements for both license and maintenance is classified as bundled licenses and services revenue in our statement of operations. For unbundled time-based licenses with a term of less than 15 months, we recognize license revenue ratably over the license term. For management reporting and analysis purposes, we refer to both these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable,” “Cash Receipts” or “Up-Front”:

Due and Payable/Time-Based licenses with long-term payments. For unbundled time-based licenses where the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis and we recognize maintenance and services revenue ratably over the maintenance term. For management reporting and analysis purposes, we refer to this type of license generally as “Due and Payable/Long-Term Time-Based Licenses.”

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

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors in Part II, Item 1A of this Form 10-Q.

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended July 1, 2007 and July 2, 2006 (in thousands, except for percentage data):

	July 1, 2007	% of Revenue	July 2, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$31,989	64%	$23,119	56%	$8,870	38%
Bundled licenses and services	9,657	19%	11,421	28%	(1,764)	(15)%
Services	8,519	17%	6,419	16%	2,100	33%

Total revenue	50,165	100%	40,959	100%	9,206	22%

Cost of revenue:
Licenses	5,324	10%	5,328	13%	(4)	—
Bundled licenses and services	2,424	5%	3,483	9%	(1,059)	(30)%
Services	4,846	10%	3,755	9%	1,091	29%

Total cost of revenue	12,594	25%	12,566	31%	28	—

Gross profit	$37,571	75%	$28,393	69%	$9,178	32%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended July 1, 2007 and July 2, 2006 (in thousands, except for percentage data):

	July 1, 2007	% of Revenue	July 2, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$24,443	49%	$28,610	70%	$(4,167)	(15)%

International:
Europe	10,759	21%	4,289	10%	6,470	151%
Japan	6,666	13%	3,256	8%	3,410	105%
Asia-Pacific (excluding Japan)	8,297	17%	4,804	12%	3,493	73%

Total International	25,722	51%	12,349	30%	13,373	108%

Total revenue	$50,165	100%	$40,959	100%	$9,206	22%

Revenue

•	Revenue for the first quarter of fiscal 2008 was $50.2 million, up 22% from the same quarter in the prior year.

•

Licenses revenue increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to large orders executed during the first quarter of fiscal 2008 in Asia-Pacific, Europe and Japan. These orders came from new and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. We do not factor any of our receivables to obtain revenue. Two customers each accounted for greater than 10% of total revenue for both the first quarter of fiscal 2008 and 2007. Licenses revenue increased as a percentage of total revenue in the first quarter of fiscal 2008 compared to the same quarter in the prior year.

•

Bundled licenses and services revenue decreased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily driven by a shift of new orders from a few of the Company’s customers to the unbundled licensed revenue category. Bundled licenses and services revenue decreased in all regions except Asia-Pacific. Bundled licenses and services revenue orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. Bundled licenses and services revenue decreased as a percentage of total revenue in the first quarter of fiscal 2008 compared to the same quarter in the prior year.

•

Services revenue increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year. This was due to a $1.1 million increase in maintenance revenue and $1.0 million in services and training revenue. The increase in maintenance revenue was primarily due to our growth in customer base. Services revenue as a percentage of total revenue increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year.

•

Domestic revenue decreased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to a decrease in licenses revenue from existing customers of $4.8 million, partially offset by an increase in maintenance and services revenue of $0.6 million. Domestic revenue as a percentage of total revenue decreased by 21% in the first quarter of fiscal 2008 compared to the same quarter in the prior year.

•

International revenue increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to an increase in purchases from new and existing customers in Asia-Pacific, Europe and Japan. International revenue as a percentage of total revenue increased by 21% in the first quarter of fiscal 2008 compared to the same quarter in the prior year.

Cost of Revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of license revenue in the first quarter of fiscal 2008 remained at approximately the same level as the same quarter in the prior year. Amortization charges related to existing intangible assets decreased due primarily to a major acquired technology license which was fully amortized as of the beginning of fiscal 2008. The decrease was mostly offset by increases in amortization charges related to intangible assets acquired subsequent to the first quarter of fiscal 2007 and increases in costs allocated to cost of bundled licenses and services revenue.

•

Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue decreased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to decreases in bundled licenses and services revenue in fiscal 2008 compared to fiscal 2007.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of service revenue increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to increases in payroll related costs and stock-based compensation expenses for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2008 compared to fiscal 2007.

Operating expenses

The table below sets forth operating expense data for the three months ended July 1, 2007 and July 2, 2006 (in thousands, except for percentage data):

	July 1, 2007	% of Revenue	July 2, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$18,670	37%	$15,449	37%	3,221	21%
Sales and marketing	16,902	34%	13,847	34%	3,055	22%
General and administrative	8,334	16%	11,795	29%	(3,461)	(29)%
Amortization of intangible assets	2,027	4%	2,890	7%	(863)	(30)%
Restructuring charges	291	1%	—		291	100%

Total operating expenses	$46,224	92%	$43,981	107%	$2,243	5%

•

Research and development expense increased in the first quarter of fiscal 2008 compared to the same quarter in the prior year. The increase was due to increases in payroll related expenses of $1.9 million, higher allocated common expenses, such as information technology and facility related expenses, of $0.7 million and increases in other individually insignificant items such as professional fees and travel expenses. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. At the end of the first quarter of fiscal 2008, the number of our research and development employees increased by 47% through direct hiring and acquisitions compared to the same fiscal 2007 period. We expect our quarterly research and development expenses in each of the remaining three quarters of fiscal 2008 to increase moderately but will decrease as a percentage of total revenue. Moderate growth in the number of our research and development employees will be the primary factor driving up both fixed and variable compensation levels.

•

Sales and marketing expense increased in the first quarter of 2008 compared to the comparable prior fiscal year quarter primarily due to an increase in payroll related expenses of $2.1 million, an increase in commission expense of $0.3 million, an increase in travel expense of $0.5 million and increases in other individually insignificant items such as professional services and marketing communications. The increases were partially offset by a $0.5 million increase in expenses allocated to cost of services revenue (primarily application engineering costs). The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. At the end of the first quarter of fiscal 2008, the number of employees in sales and marketing increased by 22% over the comparable fiscal 2007 period primarily due to growth in the number of application engineer employees. We expect marketing expense to decrease in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008, primarily due to higher marketing expense incurred during the first quarter of fiscal 2008 relating to our annual industry tradeshow, the Design Automation Conference, or “DAC”. We expect that our quarterly sales and marketing expenses in the third and fourth quarter of fiscal 2008 to increase moderately compared to the estimated expense for the second quarter, but will decrease as a percentage of total revenue. Moderate growth in number of our sales and marketing employees will be the primary factor driving up both fixed and variable compensation levels.

•

General and administrative expense decreased in the first quarter of fiscal 2008 compared to the same quarter in the prior year primarily due to a decrease of $4.2 million in legal fees related to patent litigation with Synopsys and an increase of $1.0 million in allocated cost to other functional areas due to higher common expenses in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007. The decreases were partially offset by increases in office and facility related expenses of $0.7 million, payroll related expenses of $0.4 million and other professional fees of $0.2 million. We expect that our quarterly general and administrative expenses in each of the remaining three quarters of fiscal 2008 will remain at levels comparable with the amount in the first quarter of fiscal 2008 and will decrease as a percentage of total revenue.

•

Amortization of intangible assets decreased in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 primarily due to several existing developed technologies and patents have been fully amortized as of the beginning of fiscal 2008.

•

Restructuring charges of $0.3 million in the first quarter of fiscal 2008 represented employee termination charges resulting from our realignment to current business conditions. No such charge was incurred in fiscal 2007.

Other items

The table below sets forth other data for the three months ended July 1, 2007 and July 2, 2006 (in thousands, except for percentage data):

	July 1, 2007	% of Revenue	July 2, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income, net:
Interest income	$459	1%	$887	2%	$(428)	(48)%
Interest expense	(657)	(1)%	(175)	—	(482)	275%
Gain on extinguishment of debt	—	—	4,809	11%	(4,809)	(100)%
Other expense, net	(727)	(2)%	(106)	—	(621)	586%

Total other income (expense), net	$(925)	(2)%	$5,415	13%	$(6,340)	(117)%

Provision for income taxes	$1,691	(3)%	$861	(2)%	$830	96%

•

Interest income decreased in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 primarily due to our lower cash and investments balance resulting from our use of cash in operations, to acquire intangible assets and to repurchase a portion of our 2008 Notes. The decrease was partially offset by higher interest rates on our cash and investments balance during the period.

•

Interest expense increased in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 primarily due to an addition of $414,000 expense related to debt discount amortization and the 2% interest payment on the 2010 Notes. The 2010 Notes offering was completed in the fourth quarter of fiscal 2007. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes, and interest expenses on the line of credit and capital leases.

•	Gain on extinguishment of debt in the first quarter of fiscal 2007 consisted primarily of a $4.8 million gain on repurchases of a portion of the 2008 Notes.

•

Other expense, net increased in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 primarily due to a $0.6 million negative change in foreign exchange gain/loss in fiscal 2008 period. The negative change in foreign exchange gain/loss was caused by an unfavorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•

Provision for income taxes increased by $0.8 million in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007. The increase was primarily due to an increase in tax provisions for taxes in foreign tax jurisdictions and for federal and state taxes on income from our business operations. The income tax expenses for the discrete items for the three months ended July 1, 2007 was immaterial. The income tax expense of $0.9 million for the three months ended July 2, 2006 consisted primarily of federal and state taxes provided for certain discrete items, such as gain on extinguishment of debt, impairment of equity investments and cumulative effect of change in accounting principle, as well as the federal, state, and foreign taxes provided for the income from our business operations. The Company’s effective tax rates vary from the U.S. statutory rate primarily due to changes in its valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

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

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of July 1, 2007 and April 1, 2007, and for the three months ended July 1, 2007 and July 2, 2006 (in thousands):

	July 1, 2007	April 1, 2007
Cash, cash equivalents and short-term investments	$34,944	$56,038

For the three months ended:	July 1, 2007	July 2, 2006
Net cash used in operating activities	$(23,429)	$(5,062)
Net cash provided by investing activities	$4,828	$16,593
Net cash provided by (used in) financing activities	$8,223	$(33,788)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $34.9 million on July 1, 2007, a decrease of $10.4 million or 23% from April 1, 2007. The decrease primarily reflected cash used in operations, including the payments related to the Synopsys litigation settlement, legal fees and annual employee bonuses, and for purchases of intangible assets and capital investments. These decreases were partially offset by proceeds from sale of short-term investments and issuance of common stock. As of July 1, 2007, we had a zero balance of short-term investments.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in the Netherlands and Japan. As of July 1, 2007, we held an aggregate of $20.1 million in cash and cash equivalents in the United States and an aggregate of $14.8 million in foreign accounts.

Net cash used in operating activities

Net cash used in operating activities increased by $18.4 million in the first quarter of fiscal 2008 compared to the same quarter in the prior year. The increase was primarily due to a $21.8 million increase in payments on accounts payable and accrued liabilities balances, a $5.4 million increase in costs and expenses and a $0.5 million decrease in cash from interest income. These decreases in cash flow were partially offset by a $7.9 million increase in cash from customers in the fiscal 2008 period. The increase in cash from customers was primarily due to growth in revenue and strong cash collection in the fiscal 2008 period. The aggregated balance of accounts payable and accrued liabilities decreased by $24.5 million and $2.7 million, respectively, in the fiscal 2008 period and the fiscal 2007 period. The decrease in accrued liabilities balances in the first quarter of fiscal 2008 was primarily due to payments on the Synopsys litigation settlement, legal fees and annual employee bonuses.

Net cash provided by investing activities

Net cash provided by investing activities decreased by $11.8 million in the first quarter of fiscal 2008 compared to the same quarter in the prior year. The decrease was primarily due to a $14.0 million decrease in net proceeds from sales of short-term investments and a $2.1 million increase in purchases of property and equipment, partially offset by a $4.2 million decrease in purchases of intangible assets and equity investments. We expect to make capital expenditures of approximately $6.1 million during the remainder of fiscal 2008. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash provided by (used in) financing activities

Net cash provided by financing activities increased by $42.0 million in the first quarter of fiscal 2008 compared to the same quarter in the prior year. The increase was primarily due to a $7.4 million increase in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan. In addition, we used $35.0 million to repurchase a portion of our 2008 Notes in the first quarter of fiscal 2007, which was absent for the first quarter of fiscal 2008. The increases were slightly offset by a $0.3 million increase in payments of capital lease obligations in the first quarter of fiscal 2008.

Capital resources

We believe that our existing cash and cash equivalents will be sufficient to repay the 2008 Notes of $15.2 million which is due in May 2008 and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $43.3 million as of July 1, 2007. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to repay the 2008 Notes of $15.2 million which is due in May 2008 and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Contractual obligations

As of July 1, 2007, there were no material changes in our reported payments due under contractual obligations as of April 1, 2007. Our principal contractual obligations consisted of operating lease commitments, with an aggregated future amount of $18.8 million through fiscal 2013 for office facilities, repayments of the convertible notes of $15.2 million due in May 2008 and $49.9 million due in May 2010, and borrowings of $3.0 million under our revolving line of credit facility. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Income taxes

As of July 1, 2007, our unrecognized tax benefits amounted to $11.1 million and were included in our long-term tax liabilities on our unaudited condensed balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities, however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of July 1, 2007, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of July 1, 2007.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of July 1, 2007.

In connection with recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of acquired companies.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of July 1, 2007. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.

This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of July 1, 2007, we had zero balance of short-term and long-term investments. A hypothetical 100 basis point increase in interest rates would result in approximately a $2,000 decline in the fair value of our cash equivalents.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of July 1, 2007, we had approximately $8.2 million of cash and money market funds in foreign currencies. At this time, we are not hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, we have not recorded any liabilities relating to these contingencies as of July 1, 2007. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. The case is now proceeding on the remaining claims and is scheduled for trial on December 3, 2008. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics, Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that we and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. We and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ‘900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics, Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. Magma and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which we amended on March 27, 2007. The amended complaint for declaratory judgment seeks five claims of relief: (1) declaratory judgment of non-infringement of the ‘900 Patent; (2) declaratory judgment of invalidity of the ‘900 Patent; (3) lack of ownership of the ‘900 Patent; (4) the ‘900 Patent is unenforceable due to laches; and (5) declaratory judgment that unclean bars enforcement of the ‘900 Patent. We and the other Plaintiffs contend that LSI Logic is a joint owner of the ‘900 Patent and we have obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ‘900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007 and issued a case management order on May 23, 2007 approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. A trial to the Court on the issue of ownership of the ‘900 Patent is set for October 9, 2007. While we intend to vigorously pursue this litigation against Bhandari and Vanguard Systems, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against claims of patent infringement. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded. We intend to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain and we can not assure that we will be able to successfully defend against the claims of

Bhandari and Vanguard Systems. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $209.7 million as of July 1, 2007. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $209.7 million as of July 1, 2007. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

Synopsys previously filed various suits, including an action for patent infringement, against us. In addition, a putative shareholder class action lawsuit and a putative derivative lawsuit have been filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow (subject, in the case of Synopsys, to the terms of the settlement agreement with Synopsys pursuant to which we and Synopsys agreed not to initiate future patent litigation against each other for a period of two years commencing on March 29, 2007 provided certain terms are met). In the future Synopsys or other parties may assert intellectual property infringement claims against us or our customers (subject, in the case of Synopsys, to the terms of our settlement agreement with Synopsys). We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software which we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. In addition, many of our contracts contain provisions in which we agree to indemnify our customers from third-party intellectual property infringement claims that are brought against them based on their use of our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe that the patent portfolios of our competitors generally are far larger than ours. This disparity between our patent portfolio and the patent portfolios of our competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

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

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in light of the recent litigation with Synopsys.

In March, 2007, we completed exchanges, whereby certain holders of approximately $49.9 million in aggregate principal amount of our Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “2008 Notes”) agreed to exchange their 2008 Notes for an equal aggregate principal amount of 2% Convertible Senior Notes due May 15, 2010 (the “2010 Notes”). The 2010 Notes were initially convertible into 3,329,267 shares of our common stock. Approximately $15.2 million aggregate principal amount of the 2008 Notes remain outstanding, which is convertible into 664,916 shares of our common stock. Upon the occurrence of certain triggering events, the number of shares of our common stock that are issuable upon conversion of the 2010 Notes may be increased by up to an additional 1,098,658 shares of our common stock. Sales of a substantial number of shares of our common stock in the public market following this note exchange, or any conversion of the 2010 Notes into shares of our common stock or the perception that such sales may occur, could cause the market price of our common stock to decline and could increase the fluctuations in our stock price.

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

In particular, we continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to technically qualify new sales opportunities and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley area where our headquarters is located.

Furthermore, in light of our adopting SFAS 123R in the first quarter of our fiscal year 2007, we changed our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees of the same caliber, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our lengthy and unpredictable sales cycle, and the large size of some orders, make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking our products against those of our competitors. As the complexity of the products we sell increases, we expect our sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require our customers to invest significant time and incur significant costs, we must target those individuals within our customers’ organizations who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after those individuals decide to purchase our products, the negotiation and documentation processes can be lengthy and could lead the decision-maker to reconsider the purchase. Our sales cycle typically ranges between three and nine months, but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of their licenses significantly, and such shorter terms could in turn have an impact on our total results for orders for this fiscal year. In addition, the precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long-term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short-term licenses than expected.

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

Our business depends on sales to a small number of customers. For the first quarter of fiscal 2008, our top three customers together accounted for approximately 31% of our revenue.

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

We changed our organizational structure in fiscal 2006 to establish major business units that are responsible for our various products. If this new organizational structure results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, if this new organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders and thereby could harm our operating results.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East and North Korea and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

To succeed, we will need to develop innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than we presently anticipate. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs that we incur to develop those technologies and products. If we fail to develop and market new products in a timely manner, or if new products do not meet performance features as marketed, our reputation and our business could suffer.

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

Our products depend on complex software, which we either developed internally or acquired or licensed from third parties. Our customers may use our products with other companies’ products, which also contain complex software. If our software does not meet our customers’ performance requirements or meet the performance features as marketed, our customer relationships may suffer. Also, a limited number of our contracts include specified ongoing performance criteria. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation;

•	delayed or lost revenue; and

•	product liability claims.

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty. In addition, some of our licensing agreements provide the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry, however, our insurance coverage may prove insufficient to protect against any claims that we experience.

Because much of our business is international, we are exposed to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

We generated 51% of our total revenue from sales outside North America during the first quarter of fiscal 2008, compared to 32% in fiscal 2007 and 33% for fiscal 2006. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	current events in North Korea, Iran, Iraq and the Middle East;

•	the effects of terrorist attacks in the United States; and

•	any related conflicts or similar events worldwide.

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause unexpected adverse revenue fluctuations for us.

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

In August 2005, we implemented a stock option exchange program (the “Exchange Program”) allowing non-executive employees holding options to purchase our common stock at exercise prices greater than or equal to $10.50 to exchange those options for a smaller number of new options at an exercise price equal to $9.20, the fair market value on the date of grant. If this exercise price of $9.20 per share or the terms of the Exchange Program are not satisfactory to employees who participate in the Exchange Program, our ability to retain employees could be affected.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in first quarter of fiscal 2008, we decreased our workforce by 21 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to adequately manage our growth, disrupt operations, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support efforts by us or by our customers to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors (including competitors offering a broader set of products), or if we are unable to convince other software companies to work with us to interface our software with theirs to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of July 1, 2007, we had approximately $8.2 million of cash and money market funds in foreign currencies. At this time, we are not hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect.

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

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, due on our outstanding 2008 Notes and 2010 Notes. The aggregate outstanding principal amount of these notes was $15.2 million and $49.9 million, respectively, at April 1, 2007. The 2010 Notes bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing on May 15, 2007. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the 2008 Notes and the 2010 Notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure that we will be able to make required principal and interest payments on the 2008 Notes and the 2010 Notes when due.

The conversion of our outstanding convertible notes would result in dilution to our current stockholders.

We currently have outstanding 2008 Notes in the principal amount of $15.2 million and 2010 Notes in the principal amount of $49.9 million. The 2008 Notes are convertible into shares of our common stock at a conversion price of $22.86 per share, subject to adjustment. The 2010 Notes are convertible into shares of our common stock at a conversion price of $15.00 per share, subject to adjustment. At current conversion prices, an aggregate of approximately 3,995,000 shares of our common stock would be issued upon the conversion of all outstanding notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders.

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

We are required to comply with U.S. Department of Commerce regulations when shipping our software products and/or transferring our technology outside of the United States or to certain foreign nationals. We believe we have complied with applicable export regulations, however, these regulations are subject to change, and future difficulties in obtaining export licenses for current, future developed and acquired products and technology, or any failure (if any) by us to comply with such requirements in the past, could harm our business, financial conditions and operating results.

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

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2008, on April 2, 2007, we issued 210,265 shares of our common stock as part of the contingent consideration in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. The contingent share consideration was based on Mojave’s achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $34.9 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 – April 30, 2007	3,553	$11.94	0	N/A
May 1 – May 31, 2007	32,349	$10.87	0	N/A
June 1 – July 1, 2007	3,866	$.0001	0	N/A

Total	39,768	$9.91	0	N/A

*	Includes 29,440 shares repurchased at a weighted average price of $13.39 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (including form of Zero Coupon Convertible Subordinated Note due May 15, 2008)	10-K	0-33213	4.3	June 20, 2003

4.4	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.5	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC	10-K	0-33213	4.4	June 20, 2003

4.6	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007

4.7	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.4)	8-K	000-33213	10.3	March 16, 2007

4.8	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: August 9, 2007	By	/S/ PETER S. TESHIMA
Peter S. Teshima,
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002

4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (including form of Zero Coupon Convertible Subordinated Note due May 15, 2008)	10-K	0-33213	4.3	June 20, 2003

4.4	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.5	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC	10-K	0-33213	4.4	June 20, 2003

4.6	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007

4.7	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.4)	8-K	000-33213	10.3	March 16, 2007

4.8	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X