Form 10-Q
period 2007-09-30
MAGMA DESIGN AUTOMATION INC
filed 2007-11-09
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ________ .

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

On November 1, 2007, 41,378,236 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2007	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,914	$45,338
Restricted cash	261	4,997
Short-term investments	8,300	10,700
Accounts receivable, net	36,335	41,086
Prepaid expenses and other current assets	6,337	4,126
Total current assets	97,147	106,247
Property and equipment, net	16,357	17,866
Intangibles, net	47,762	56,874
Goodwill	54,301	48,499
Restricted cash	—	4,700
Deferred tax assets	6,901	—
Other assets	5,486	5,460
Total assets	$227,954	$239,646
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,419	$7,442
Accrued expenses	26,233	53,254
Deferred revenue	27,635	28,417
Convertible notes, current	15,216	—
Total current liabilities	73,503	89,113
Convertible notes, long-term, net of debt discount of $1,755 and $2,078 at September 30, 2007 and April 1, 2007, respectively	48,184	63,077
Line of credit	—	3,000
Long-term tax liabilities	11,590	—
Other long-term liabilities	2,292	1,689
Total liabilities	135,569	156,879
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	338,890	310,825
Accumulated deficit	(216,124)	(197,808)
Treasury stock	(28,517)	(29,162)
Accumulated other comprehensive loss	(1,868)	(1,092)
Total stockholders’ equity	92,385	82,767
Total liabilities and stockholders’ equity	227,954	239,646

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue:
Licenses	$35,637	$24,035	$67,626	$47,154
Bundled licenses and services	9,217	10,824	18,874	22,245
Services	8,639	7,103	17,158	13,522
Total revenue	53,493	41,962	103,658	82,921
Cost of revenue:
Licenses	4,603	5,663	9,927	10,992
Bundled licenses and services	2,117	3,356	4,541	6,839
Services	5,254	4,192	10,100	7,946
Total cost of revenue	11,974	13,211	24,568	25,777
Gross profit	41,519	28,751	79,090	57,144
Operating expenses:
Research and development	18,355	15,608	37,025	31,057
Sales and marketing	18,645	14,567	35,547	28,414
General and administrative	7,533	8,211	15,867	20,006
Amortization of intangible assets	2,039	2,922	4,066	5,812
In-process research and development	656	—	656	—
Restructuring charges	—	—	291	—
Total operating expenses	47,228	41,308	93,452	85,289
Operating loss	(5,709)	(12,557)	(14,362)	(28,145)
Other income (expense):
Interest income	489	671	948	1,558
Interest expense	(599)	(133)	(1,256)	(308)
Gain on extinguishment of debt	—	—	—	4,809
Other income (expense), net	796	(493)	69	(599)
Other income (expense), net	686	45	(239)	5,460
Net loss before income taxes	(5,023)	(12,512)	(14,601)	(22,685)
Provision (benefit) for income taxes	1,372	(91)	3,063	770
Net loss before cumulative effect of change in accounting principle	(6,395)	(12,421)	(17,664)	(23,455)
Cumulative effect of change in accounting principle	—	—	—	321
Net loss	$(6,395)	$(12,421)	$(17,664)	$(23,134)
Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.16)	$(0.34)	$(0.45)	$(0.65)
Net loss per common share, basic and diluted	$(0.16)	$(0.34)	$(0.45)	$(0.64)
Shares used in calculation, basic and diluted	39,919	36,140	39,383	35,900

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net loss	$(17,664)	$(23,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(321)
Depreciation and amortization	5,163	5,149
Amortization of intangible assets	15,428	20,548
In-process research and development	656	—
Provision for (recovery from) doubtful accounts	(55)	41
Amortization of debt discount and debt issuance costs	574	249
Loss on strategic equity investments	380	308
Gain on extinguishment of debt	—	(4,809)
Stock-based compensation	10,042	9,013
Income tax benefit associated with exercise of stock options and debt issuance costs	21	—
Other non-cash items	1	3
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,017	538
Prepaid expenses and other assets	(2,161)	(1,076)
Accounts payable	(1,883)	942
Accrued expenses	(18,206)	(5,667)
Deferred revenue	(887)	5,494
Long-term tax liabilities	1,067	—
Other long-term liabilities	38	(109)
Net cash provided by (used in) operating activities	(3,469)	7,169
Cash flows from investing activities:
Purchase of intangible assets	(6,994)	(6,793)
Purchase of property and equipment	(3,991)	(1,504)
Purchase of short-term investments	(14,693)	(9,292)
Proceeds from sale and maturities of short-term investments	17,100	34,010
Purchase of strategic equity investments	(1,275)	(900)
Restricted cash	4,850	—
Net cash provided by (used in) investing activities	(5,003)	15,521
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,633	3,579
Repurchase of convertible notes	—	(35,000)
Repayment of lease obligation	(1,114)	(601)
Repayment of line of credit	(3,000)	—
Retirement of restricted stock	(394)	(329)
Other financing activities	(83)	—
Net cash provided by (used in) financing activities	9,042	(32,351)
Effect of foreign currency translation on cash and cash equivalents	6	(337)
Net increase (decrease) in cash and cash equivalents	576	(9,998)
Cash and cash equivalents at beginning of period	45,338	58,550
Cash and cash equivalents at end of period	$45,914	$48,552
Supplemental disclosure:
Non-cash investing and financing activities:
Deferred stock-based compensation	$—	$514
Issuance of common stock in connection with asset purchase	$5,258	$4,411
Purchase of fixed assets under capital leases	$1,975	$1,596
Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$—	$102

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company modified its revenue and cost of revenue presentation in its unaudited condensed consolidated statements of operations and, accordingly, the related amounts reported in the unaudited condensed consolidated statements of operations for the fiscal 2007 periods have been reclassified to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years,

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation  – (continued)

beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 is also not permitted. The Company intends to adopt EITF 07-3 effective January 1, 2008 and does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

Note 2. Stock-Based Compensation

On April 3, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the fair value recognition of share-based payment arrangements. The stock-based compensation recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of revenue	$439	$344	$868	$686
Research and development expense	1,947	1,593	3,879	3,607
Sales and marketing expense	1,293	983	2,515	2,253
General and administrative expense	1,384	1,200	2,780	2,467
Total stock-based compensation expense	$5,063	$4,120	$10,042	$9,013

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Stock-Based Compensation  – (continued)

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

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Stock options	$2,681	$2,723	$5,516	$5,746
Restricted stock and restricted stock units	1,508	851	3,091	2,000
Employee stock purchase plan	874	546	1,435	1,267
Total stock-based compensation expense	$5,063	$4,120	$10,042	$9,013

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

The weighted average assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Stock options:
Expected life (years)	4.04	3.96	4.17	4.16
Volatility	41%	51%	39 - 41%	50 - 51%
Risk-free interest rate	4.13 - 4.90%	4.61 - 4.92%	4.13 - 4.91%	4.61 - 5.15%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$5.37	$3.69	$4.92	$3.56
ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	39%	51%	39 - 41%	50 - 51%
Risk-free interest rate	4.80%	5.10%	4.80 - 4.91%	5.10 - 5.11%
Expected dividend yield.	0%	0%	0%	0%
Weighted average grant date fair value	$4.99	$2.64	$4.54	$2.65

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Stock-Based Compensation  – (continued)

As of September 30, 2007, there was approximately $19.7 million and $4.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.44 years and 1.00 year, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years. As of September 30, 2007, there was approximately $5.3 million and $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 1.32 years and 1.80 years, respectively.

Note 3. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes using the if-converted method.

For the three and six months ended September 30, 2007 and October 1, 2006, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three and Six Months Ended
	September 30, 2007	October 1, 2006
Shares of common stock issuable upon conversion of convertible notes	3,995	2,850
Shares of common stock issuable under stock option plans outstanding	12,425	11,111
Weighted average exercise price of shares issuable under stock option plans	$10.52	$9.89

Note 4. Accumulated Deficit

The changes in accumulated deficit for the three and six months ended September 30, 2007 were as follows (in thousands):

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Balance at beginning of period	$(209,669)	$(197,808)
Net loss	(6,395)	(17,664)
Charges related to treasury stock reissuance	(60)	(150)
Effect of FIN 48 adoption	—	(502)
Balance at September 30, 2007	$(216,124)	$(216,124)

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(6,395)	$(12,421)	$(17,664)	$(23,134)
Unrealized gain (loss) on available-for-sale investments	5	(35)	7	22
Foreign currency translation adjustments	(1,125)	143	(783)	(53)
Comprehensive loss	$(7,515)	$(12,313)	$(18,440)	$(23,165)

Components of accumulated other comprehensive loss was as follows (in thousands):

	September 30, 2007	April 1, 2007
Unrealized loss on available-for-sale investments	$—	$(7)
Foreign currency translation adjustments	(1,868)	(1,085)
Accumulated other comprehensive loss	$(1,868)	$(1,092)

Note 6. Acquisitions

Business Combination

Rio Design Automation, Inc. (“Rio”)

On September 19, 2007, the Company acquired the remaining 82% ownership interest of Rio (“82% step acquisition”) which it did not already own. Rio is an emerging electronic design automation (“EDA”) software company that provides package-aware chip design software. Rio’s software allows designers to analyze and optimize integrated circuit design within the context of the package and electronic system, further expanding the Company’s product offering.

The purchase price for the 82% step acquisition totaled $4.9 million, which consisted of $602,000 in cash, approximately 287,300 shares of the Company’s common stock valued at $3.9 million, and transaction costs of $369,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten days before the signing date of the definitive merger agreement. The Company held back approximately 46,900 shares of Magma common stock valued at $638,000 to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The results of operations of Rio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

The 82% step acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. The goodwill totaling $3.1 million is not expected to be deductible for income tax purposes. Prior to the acquisition, Magma’s existing investment in Rio was accounted for under the equity method since the Company had significant influence on Rio’s operating or financial decisions. The value of the existing investment in Rio was based on the carrying value of approximately $220,000 as of September 19, 2007, and was allocated to the book value of the assets and liabilities previously owned. This resulted in the recognition of goodwill totaling $395,000 which is attributable to the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Acquisitions  – (continued)

original 18% ownership in Rio and was included in other assets on the Company’s consolidated balance sheets prior to September 19, 2007. The goodwill is not expected to be deductible for income tax purposes.

A summary of the purchase price allocation pertaining to the Rio acquisition as of September 19, 2007 and the amortization periods of the intangible assets acquired is as follows (in thousands):

	18% Existing Investment at Book Value	82% Step Acquisition at Fair Value	Total
Allocation of purchase price:
Assets acquired:
Current assets	$12	$24	$36
Property, plant and equipment	11	—	11
Intangible assets
Developed technology	—	819	819
Customer relationship or base	—	1,065	1,065
In-process research and development	—	656	656
Goodwill	395	3,088	3,483
Total assets acquired	418	5,652	6,070
Liabilities assumed:
Current liabilities	198	774	972
Net assets acquired	$220	$4,878	$5,098
Amortization period of intangibles (in years)
Developed technology		5
Customer relationship or base		7 – 8

The value assigned to developed technology was based upon future discounted cash flows related to the existing products’ projected income streams using a discount rate of 17%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. The cash flows generated by customer relationship or base were valued using discount rates ranging from 19% to 20%.

The $656,000 portion of the purchase price allocated to in process research and development (“IPR&D”) was recognized as a charge to operating expenses on the acquisition date. The in-process technology acquired from Rio is at a stage of development that requires further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology was discounted at a rate of 21%. The Company believes the rate used was appropriate given the risks associated with the technology for which

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Acquisitions  – (continued)

commercial feasibility had not been established and there was no alternative use. The percentage of completion for in-process technology project acquired was 32%, and was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. The in-process technology projects currently are expected to be completed during the fourth quarter of fiscal year 2009.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies. Additionally, the value of other intangible assets acquired may become impaired. The value of the in-process research and development, as well as the value of other intangible assets, was estimated by the management with the assistance of an independent appraisal firm, based on input from the Company and the acquired company’s management, using valuation methods that are in accordance with the generally accepted accounting principles.

Asset Purchase

On April 13, 2007, the Company acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, the Company paid total consideration of $200,000 in cash. Based on management’s estimates and appraisal, the $200,000 consideration was allocated to patents and intellectual property, which was included in the intangible asset balance on the Company’s consolidated balance sheet as of September 30, 2007, and is being amortized over the estimated economic life of three years.

Acquisition-related Earnouts

For a number of Magma’s acquisitions, the asset purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase or merger agreement.

For the six months ended September 30, 2007, the Company recorded $4.1 million of intangible assets and $2.8 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Goodwill:
ACAD Corporation	$2,806	$—
Intangible assets:
Mojave, Inc	1,353	1,352
Other	1,400	—
Total earnout consideration	$5,559	$1,352

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of September 30, 2007 and April 1, 2007 (dollars in thousands):

	Weighted Average Life (Months)	September 30, 2007			April 1, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$54,301	$—	$54,301	$48,499	$—	$48,499
Intangible assets:
Developed technology	40	$108,389	$(75,432)	$32,957	$104,464	$(64,229)	$40,235
Licensed technology	39	40,093	(31,981)	8,112	39,093	(29,667)	9,426
Customer relationship or base	42	4,375	(1,985)	2,390	3,310	(1,631)	1,679
Patents	58	13,015	(9,900)	3,115	12,690	(8,615)	4,075
Acquired customer contracts	25	1,390	(1,090)	300	1,390	(1,069)	321
Assembled workforce	45	1,252	(1,099)	153	1,252	(976)	276
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	22	500	(239)	261	500	(156)	344
Trademark	20	900	(426)	474	900	(382)	518
Total		$170,014	$(122,252)	$47,762	$163,699	$(106,825)	$56,874

In addition to the transactions discussed in Note 6 — “Acquisitions,” during the six months ended September 30, 2007, the Company reduced its goodwill by $0.4 million, reflecting purchase price adjustments related to an acquisition for tax benefits recognized on acquired net operating loss carryforwards.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Amortization of intangible assets included in:
Cost of revenuelicenses	$4,089	$5,584	$9,301	$10,738
Cost of revenue – bundled licenses and services	838	1,986	2,060	3,998
Operating expenses	2,039	2,922	4,067	5,812
Total	$6,966	$10,492	$15,428	$20,548

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Goodwill and Intangible Assets  – (continued)

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2008 (remaining six months)	$14,166
2009	23,853
2010	4,930
2011	2,673
2012	1,267
Thereafter	873
Total expected future amortization	$47,762

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

The net cost of $20.3 million incurred in connection with these arrangements, which consisted of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was presented in stockholder’s equity as a reduction of additional paid-in-capital, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19,

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Convertible Notes, Current and Long-Term  – (continued)

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

The $15.2 million principal amount of the 2008 Notes was included in current liabilities on the Company’s unaudited condensed balance sheets as of September 30, 2007, as the 2008 Notes became payable within one year. Similarly, the related $55,000 unamortized balance of transaction fees and debt issuance costs was included in current assets on the Company’s unaudited condensed balance sheets as of September 30, 2007. The shares issuable on the conversion of the 2008 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Long-Term: 2% Convertible Senior Notes due 2010 (the “2010 Notes”)

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. The 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. The 2010 Notes are unsecured senior indebtedness of Magma, which rank senior in right of payment to the 2008 Notes and junior in right of payment to Magma’s revolving line of credit facility. In addition, after May 20, 2009, the Company will have the option to redeem

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Convertible Notes, Current and Long-Term  – (continued)

the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision which allows the Company, at its option, in lieu of delivery of some or all of the shares of common stock otherwise issuable upon conversion of the 2010 Notes, to pay holders of the 2010 Notes in cash for all or a portion of the principal amount of the converted 2010 Notes and any amounts in excess of the principal amount which are due.

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of September 30, 2007, debt discount balance related to the 2010 Notes was $1.8 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of September 30, 2007, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $1.1 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 9. Line of Credit

In July 2007, the Company established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the $5.0 million revolving line of credit facility previously established in November 2006, is available through July 2012 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00%. The Company is required to make interest only

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Line of Credit  – (continued)

payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of September 30, 2007, the Company had no borrowings outstanding under the facility.

The credit facility requires that the Company maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the facility. As of September 30, 2007, the Company was in compliance with the financial conditions. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. In connection with the establishment of the credit facility, the Company repaid the $3.0 million outstanding borrowing under the prior $5.0 million credit facility. Letters of credit under the prior credit facility were transferred to the new $10.0 million credit facility. As of September 30, 2007, two letters of credit totaling $1.7 million were outstanding and the Company had a borrowing base availability of $8.3 million under the facility. Since the new credit facility is unsecured, the Company is no longer required to maintain restricted cash balances relating to the letters of credit under the facility.

Note 10. Restructuring Charges

During the first quarter of fiscal year 2008, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of September 30, 2007, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 11. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as the Company’s business expands and grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, the Company has not recorded any liabilities relating to these contingencies as of September 30, 2007. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of the Company’s infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. The case is now proceeding on the remaining claims and is scheduled for trial on December 3, 2008. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Contingencies  – (continued)

breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that the Company and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies the Company’s FineSim software, and other unidentified devices or programs, as the products accused of infringement. The Company and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ’900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. The Company and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which the Company amended on March 27, 2007. The amended complaint for declaratory judgment asserts five claims for relief: (1) declaratory judgment of non-infringement of the ’900 Patent; (2) declaratory judgment of invalidity of the ’900 Patent; (3) lack of ownership of the ’900 Patent; (4) the ’900 Patent is unenforceable due to laches; and (5) declaratory judgment that the doctrine of unclean hands bars enforcement of the ’900 Patent. The Company and the other Plaintiffs contend that LSI Logic is a joint owner of the ’900 Patent, and the Company has obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ’900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007, and issued a case management order on May 23, 2007, approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. The Court scheduled the bench trial on the sole issue of ownership of the ’900 Patent to begin on October 9, 2007. On July 27, 2007, the Company and the other Plaintiffs filed a motion for summary judgment requesting judgment in favor of the Plaintiffs on the grounds that LSI is a co-owner of the ’900 Patent. Plaintiffs’ motion was fully briefed and was scheduled for oral argument before the Court on September 27, 2007, the same day that the Court had previously scheduled a pre-trial conference. The Court, however, had to cancel the hearing, and in a September 28, 2007 Order, the Court vacated the summary judgment hearing date, the pre-trial conference date, and the bench trial date. The Court stated that it would decide the summary judgment motion on the papers. The Court has not yet issued any further orders. The Company intends to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain, and the Company can not assure that it will be able to successfully defend against the claims of Bhandari and Vanguard Systems. The Company is currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Contingencies  – (continued)

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2007.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has directors’ and officers’ liability insurance that reduces its exposure and enables the Company to recover portions of future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2007.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause the Company’s subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of September 30, 2007.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2007. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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
(Unaudited)

Note 12. Segment Information  – (continued)

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
North America*	$31,610	$24,241	$56,053	$52,601
Europe	4,106	5,848	14,864	10,386
Japan	14,601	9,542	21,268	12,798
Asia-Pacific (excluding Japan)	3,176	2,331	11,473	7,136
	$53,493	$41,962	$103,658	$82,921

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
North America*.	59%	58%	54%	63%
Europe	8	14	14	13
Japan	27	23	21	15
Asia-Pacific (excluding Japan)	6	5	11	9
	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

One customer accounted for more than 10% of the Company’s total revenue in the three and six months ended September 30, 2007 and in the six months ended October 1, 2006. Two customers each accounted for more than 10% of the Company’s total revenue in the three months ended October 1, 2006.

Substantially all of the Company’s long-lived assets are located in the United States.

Note 13. Income Taxes

On April 2, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit.

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

As of April 2, 2007, the Company had approximately $10.4 million of total gross unrecognized tax benefits, of which $3.5 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The Company currently

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Income Taxes  – (continued)

has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

Upon adoption of FIN 48, the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to adoption of FIN 48, the Company also reported interest and penalties on unrecognized tax benefits as income tax expense. As of April 2, 2007, the total amount of accrued interest and penalties was $248,000.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2001 to 2006 remain open to examination by the major tax jurisdictions to which the Company is subject. At September 30, 2007, the Company does not anticipate that its total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

During the second quarter of fiscal 2008, we achieved quarterly revenue of $53.5 million, which increased by 7% from the preceding quarter and increased by 27% from the same quarter in fiscal 2007. License sales for the second quarter of fiscal 2008 accounted for approximately 67% of total revenue, compared to 64% in the preceding quarter and 57% in the same quarter in the prior year.

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

Our revenue recognition policy is detailed in Note 1 of the Notes to Consolidated Financial Statements on Form 10-K for the year ended April 1, 2007. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable.” These judgments are discussed below.

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

We recognize license revenue after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance. For licenses where we have vendor-specific objective evidence (“VSOE”) of fair value for maintenance, we recognize license revenue using the residual method. For these licenses, license revenue is recognized in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. For licenses where we have no VSOE of fair value for maintenance, we recognize license revenue ratably over the maintenance period, or if extended payment terms exist, based on the amounts due and payable.

For transactions in which we bundle maintenance for the entire license term into a time-based license agreement, no VSOE of fair value exists for each element of the arrangement. For these agreements, where the only undelivered element is maintenance, we recognize revenue ratably over the contract term. If an arrangement involves extended payment terms — that is, where payment for less than 100% of the license, services and initial post contract support is due within one year of the contract date — we recognize revenue to the extent of the lesser of the portion of the amount due and payable or the ratable portion of the entire fee. We classify the revenue recognized from these transactions separately as bundled licenses and services revenue in our consolidated statements of operations.

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

Determining the fair value of stock-based awards at the grant date requires the input of various highly subjective assumptions, including expected future stock price volatility, expected term of instruments and expected forfeiture rates. We established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have estimated life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected future stock price volatility was developed based on the average of our historical weekly stock price volatility and average implied volatility. These input factors are subjective and are determined using management’s judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

As of September 30, 2007, two of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Goodwill Impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 12 to the unaudited condensed consolidated financial statements). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

On April 2, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” Under FIN 48, we are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit. At April 2, 2007, we had approximately $10.4 million of gross unrecognized tax benefits, $3.5 million of which, if recognized, would favorably affect our effective tax rate in future periods.

Strategic Investments in Privately-held Companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.5 million at September 30, 2007. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, or where we have significant influence on the investee’s operating or financial decisions, we record our share of net equity income (loss) of the investee based on our proportionate ownership. During the second quarter of fiscal 2008, with the purchase of the remaining 82% ownership of one of our equity investments, Rio Design Automation, Inc. (“Rio”), we ceased accounting for our investment in Rio under the equity method and began accounting for our 100% ownership on a consolidated basis. The equity investment balance of $220,000 on the acquisition date was reclassified from other assets and was allocated to the book value of the previously owned assets and liabilities on our consolidated balance sheets.

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million and $0.4 million, respectively, for the three and six months ended September 30, 2007. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.2 million and $0.3 million, respectively, for the three and six months ended October 1, 2006.

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

•	Ratable
•	Due & Payable
•	Cash Receipts
•	Up-Front/Perpetual or Time-Based

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

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue
Revenue category:
Three Months Ended:
License and bundled licenses and services revenue
Ratable	$10,133	19%	$4,037	10%
Due & Payable	20,060	38%	16,058	38%
Cash Receipts	1,633	3%	2,114	5%
Up-Front*	13,028	24%	12,650	30%
	44,854	84%	34,859	83%
Services revenue	8,639	16%	7,103	17%
Total Revenue	$53,493	100%	$41,962	100%
Six Months Ended:
License and bundled licenses and services revenue
Ratable	$20,539	20%	$8,942	11%
Due & Payable	40,329	39%	33,257	41%
Cash Receipts	3,188	3%	4,451	5%
Up-Front**	22,444	21%	22,749	27%
	86,500	83%	69,399	84%
Services revenue	17,158	17%	13,522	16%
Total Revenue	$103,658	100%	$82,921	100%

*	Included $12,753 or 24% of revenue from new contracts for the quarter ended September 30, 2007, and $9,644 or 23% of revenue from new contracts for the quarter ended October 1, 2006.
**	Included $19,822 or 19% of revenue from new contracts for the six months ended September 30, 2007, and $19,743 or 24% of revenue from new contracts for the six months ended October 1, 2006.

Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. The revenue for these bundled arrangements for both license and maintenance is classified as bundled licenses and services revenue in our statements of operations. For unbundled time-based licenses with a term of less than 15 months, we recognize license revenue ratably over the license term. For management reporting and analysis purposes, we refer to both these types of licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

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

Revenue, Cost of Revenue and Gross Profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and six months ended September 30, 2007 and October 1, 2006 (in thousands, except for percentage data):

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$35,637	67%	$24,035	57%	$11,602	48%
Bundled licenses and services	9,217	17%	10,824	26%	(1,607)	(15)%
Services	8,639	16%	7,103	17%	1,536	22%
Total revenue	53,493	100%	41,962	100%	11,531	27%
Cost of revenue:
Licenses	4,603	8%	5,663	14%	(1,060)	(19)%
Bundled licenses and services	2,117	4%	3,356	8%	(1,239)	(37)%
Services	5,254	10%	4,192	10%	1,062	25%
Total cost of revenue	11,974	22%	13,211	32%	(1,237)	(9)%
Gross profit	$41,519	78%	$28,751	68%	$12,768	44%
Six Months Ended:
Revenue:
Licenses	$67,626	65%	$47,154	57%	$20,472	43%
Bundled licenses and services	18,874	18%	22,245	27%	(3,371)	(15)%
Services	17,158	17%	13,522	16%	3,636	27%
Total revenue	103,658	100%	82,921	100%	20,737	25%
Cost of revenue:
Licenses	9,927	10%	10,992	13%	(1,065)	(10)%
Bundled licenses and services	4,541	4%	6,839	8%	(2,298)	(34)%
Services	10,100	10%	7,946	10%	2,154	27%
Total cost of revenue	24,568	24%	25,777	31%	(1,209)	(5)%
Gross profit	$79,090	76%	$57,144	69%	$21,946	38%

We market our products and related services to customers in four geographic regions: North America, Europe (consisting of Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended September 30, 2007 and October 1, 2006 (in thousands, except for percentage data):

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$31,610	59%	$24,241	58%	$7,369	30%
International:
Europe	4,106	8%	5,848	14%	(1,742)	(30)%
Japan	14,601	27%	9,542	23%	5,059	53%
Asia-Pacific (excluding Japan)	3,176	6%	2,331	5%	845	36%
Total International	21,883	41%	17,721	42%	4,162	23%
Total revenue	$53,493	100%	$41,962	100%	$11,531	27%
Six Months Ended:
Domestic	$56,053	54%	$52,601	63%	$3,452	7%
International:
Europe.	14,864	14%	10,386	13%	4,478	43%
Japan	21,268	21%	12,798	15%	8,470	66%
Asia-Pacific (excluding Japan)	11,473	11%	7,136	9%	4,337	61%
Total International	47,605	46%	30,320	37%	17,285	57%
Total revenue	$103,658	100%	$82,921	100%	$20,737	25%

Revenue

•	Revenue for the three and six months ended September 30, 2007 was $53.5 million and $103.7 million, up 27% and 25%, respectively, from the same periods in the prior year.
•	Licenses revenue increased by 48% and 43%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to large orders executed during the fiscal 2008 periods in all regions. These orders came from new and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. We do not factor any of our receivables to obtain revenue. One customer accounted for greater than 10% of the revenue for the three and six months ended September 30, 2007. Licenses revenue increased as a percentage of total revenue in the three and six months ended September 30, 2007 compared to the same periods in the prior year.
•	Bundled licenses and services revenue decreased by 15% in both the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily driven by a shift of new orders from a few of the Company’s customers to the unbundled licensed revenue category. Bundled licenses and services revenue decreased in all regions except Asia-Pacific. Bundled licenses and services revenue orders came from existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. Bundled licenses and services revenue decreased as a percentage of total revenue in the three and six months ended September 30, 2007 compared to the same periods in the prior year.
•	Services revenue increased by 22% and 27%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. This was due to a $0.9 million and a $2.2 million, respectively, increase in maintenance revenue in the three and six months ended September 30, 2007 compared to the same periods in the prior year, and due to a $0.6 million and a

$1.5 million, respectively, increase in services and training revenue in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The increase in maintenance and service revenues was primarily due to our growth in customer base. Services revenue as a percentage of total revenue remained approximately the same in the three and six months ended September 30, 2007 compared to the same periods in the prior year.
•	Domestic revenue increased by 30% and 7%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to an increase in licenses revenue from existing customers of $7.0 million and $2.2 million, respectively, and an increase in maintenance and services revenue of $0.5 million and $1.3 million, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. Domestic revenue as a percentage of total revenue remained approximately the same in the three months ended September 30, 2007 compared to the same period in the prior year, and decreased by 9% in the six months ended September 30, 2007 compared to the same period in the prior year.
•	International revenue increased by 23% in the three months ended September 30, 2007 compared to the same periods in the prior year primarily due to an increase in purchases from new and existing customers in Asia-Pacific and Japan, partially offset by a decrease in purchases from new and existing customers in Europe. International revenue increased by 57% in the six months ended September 30, 2007 compared to the same period in the prior year due to increased sales to new and existing customers in all three international regions.

Cost of Revenue

•	Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of licenses revenue decreased by 19% and 10%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. Amortization charges related to existing intangible assets decreased in the three and six months ended September 30, 2007 compared to the same periods in the prior year due primarily to several acquired technology licenses which were fully amortized during the fiscal 2008 periods. The decreases were partially offset by increases in amortization charges related to intangible assets acquired subsequent to the first or second quarter of fiscal 2007 and decreases in costs allocated to cost of bundled licenses and services revenue in the three and six months ended September 30, 2007 compared to the same periods in the prior year.
•	Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue decreased in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to decreases in bundled licenses and services revenue in fiscal 2008 compared to fiscal 2007.
•	Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue increased in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to increases in payroll related costs and stock-based compensation expenses for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2008 compared to fiscal 2007.

Operating Expenses

The table below sets forth operating expense data for the three and six months ended September 30, 2007 and October 1, 2006 (in thousands, except for percentage data):

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$18,355	34%	$15,608	37%	$2,747	18%
Sales and marketing	18,645	35%	14,567	35%	4,078	28%
General and administrative	7,533	14%	8,211	19%	(678)	(8)%
Amortization of intangible assets	2,039	4%	2,922	7%	(883)	(30)%
In-process research and development	656	1%	—		656	100%
Total operating expenses	$47,228	88%	$41,308	98%	$5,920	14%

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue	Dollar Change	% Change
Six Months Ended:
Operating expenses:
Research and development	$37,025	36%	$31,057	37%	$5,968	19%
Sales and marketing	35,547	34%	28,414	34%	7,133	25%
General and administrative	15,867	15%	20,006	24%	(4,139)	(21)%
Amortization of intangible assets	4,066	4%	5,812	7%	(1,746)	(30)%
In-process research and development	656	1%	—		656	100%
Restructuring charge	291	0%	—		291	100%
Total operating expenses	$93,452	90%	$85,289	103%	$8,163	10%
•	Research and development expense increased by 18% and 19%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The increase was due to increases in payroll related expenses of $1.3 million and $3.2 million, respectively, higher allocated common expenses, such as information technology and facility related expenses, of $1.0 million and $1.8 million, respectively, and increases in other individually insignificant items such as stock-based compensation, professional fees and travel expenses in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. At the end of the second quarter of fiscal 2008, the number of our research and development employees increased by 39% through direct hiring and acquisitions compared to the same fiscal 2007 period. We expect our quarterly research and development expenses in each of the remaining two quarters of fiscal 2008 to increase moderately but to decrease as a percentage of total revenue. Moderate growth in the number of our research and development employees will be the primary factor driving up both fixed and variable compensation levels.
•	Sales and marketing expense increased by 28% and 25%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to an increase in payroll related expenses of $2.8 million and $4.9 million, respectively, an increase in commission expense of $0.9 million and $1.2 million, respectively, and an increase in travel expense of $0.4 million and $0.9 million, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. At the end of the second quarter of fiscal 2008, the number of employees in sales and marketing increased by 27% over the comparable fiscal 2007 period primarily due to growth in the number of application engineer employees. We expect marketing expense in each of the remaining two quarters of fiscal 2008 to increase moderately but to decrease as a percentage of total revenue. Moderate growth in the number of our sales and marketing employees will be the primary factor driving up both fixed and variable compensation levels.
•	General and administrative expense decreased by 8% and 21%, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to a decrease of $1.2 million and $5.4 million, respectively, in legal fees related to patent litigation with Synopsys and an increase of $1.7 million and $2.8 million, respectively, in allocated cost to other functional areas due to higher common expenses in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The decreases were partially offset by increases in office and facility related expenses of $1.0 million and $1.7 million, respectively, payroll related expenses of $0.7 million and $1.1 million, respectively, and other professional fees of $0.2 million and $0.4 million, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. We expect that our quarterly general and administrative expenses in each of the remaining two quarters of fiscal 2008 will remain at levels comparable to those in the first half of fiscal 2008 and will decrease as a percentage of total revenue.
•	Amortization of intangible assets decreased by 30% in both the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to several existing developed technologies and patents have been fully amortized during the fiscal 2008 periods.
•	In-process research and development of $0.7 million in the second quarter of fiscal 2008 consisted of a charge recorded in connection with our acquisition of Rio in September 2007. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. We expect to bring Rio’s in-process products to completion during the fourth quarter of fiscal 2009.
•	Restructuring charges of $0.3 million in the first quarter of fiscal 2008 represented employee termination charges resulting from our realignment to current business conditions. No such charge was incurred in fiscal 2007.

Other Items

The table below sets forth other data for the three and six months ended September 30, 2007 and October 1, 2006 (in thousands, except for percentage data):

	September 30, 2007	% of Revenue	October 1, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$489	1%	$671	2%	$(182)	(27)%
Interest expense	(599)	(1)%	(133)	(0)%	(466)	350%
Other income (expense), net	796	(1)%	(493)	(1)%	1,289
Total other income (expense), net	$686	0%	$45	0%	$641
Provision (benefit) from income taxes	$1,372	3%	$(91)	0%	$1,463
Six Months Ended:
Other income (expense), net:
Interest income	$948	1%	$1,558	2%	$(610)	(39)%
Interest expense.	(1,256)	(1)%	(308)	(0)%	(948)	(308)%
Gain on extinguishment of debt	—		4,809	6%	(4,809)
Other income (expense), net	69	0%	(599)	(1)%	668
Total other income (expense), net	$(239)	0%	$5,460	7%	$(5,699)
Provision for income taxes	$3,063	3%	$770	1%	$2,293	298%

•	Interest income decreased in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to our lower cash and investments balance resulting from our use of cash in operations, to acquire intangible assets and to repurchase a portion of our 2008 Notes. The decrease was partially offset by higher interest rates on our cash and investments balance during the period.
•	Interest expense increased in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to an addition of $0.4 million and $0.8 million, respectively, expense related to debt discount amortization and the 2% interest payment on the 2010 Notes. The 2010 Notes offering was completed in the fourth quarter of fiscal 2007. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes, and interest expenses on the line of credit and capital leases.
•	Gain on extinguishment of debt in the first quarter of fiscal 2007 consisted primarily of a $4.8 million gain on repurchases of a portion of the 2008 Notes.
•	Other income, net increased in the three and six months ended September 30, 2007 compared to the same periods in the prior year primarily due to a $0.7 million and $1.3 million, respectively, change in foreign exchange gain/loss in fiscal 2008 periods. The changes in foreign exchange gain/loss were primarily caused by favorable exchange rate fluctuations between the U.S. Dollar and the Japanese Yen.
•	Provision for income taxes increased by $1.5 million and $2.3 million, respectively, in the three and six months ended September 30, 2007 compared to the same periods in the prior year. The increase was primarily due to an increase in tax provisions for taxes in foreign tax jurisdictions and for federal and state taxes on income from our business operations. The income tax expenses for the discrete items for the three and six months ended September 30, 2007 was immaterial. The income tax expense of $1.3 million and $3.0 million, respectively, for the three and six months ended September 30, 2007 consisted primarily of federal, state, and foreign taxes provided for the income from our business operations. We recorded a tax benefit in the second quarter of fiscal 2007 to reflect the adjustment to the federal and state taxes provided in the prior quarter for certain discrete items, such as gain on the repurchase of the convertible bonds, impairment of certain equity investments, and cumulative effect of the change in accounting principle due to the change in our forecasts and other estimates. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of September 30, 2007 and April 1, 2007, and for the six months ended September 30, 2007 and October 1, 2006 (in thousands):

	September 30, 2007	April 1, 2007
Cash, cash equivalents and short-term investments	$54,214	$56,038

For the Six Months Ended:	September 30, 2007	October 1, 2006
Net cash provided by (used in) operating activities	$(3,469)	$7,169
Net cash provided by (used in) investing activities	$(5,003)	$15,521
Net cash provided by (used in) financing activities	$9,042	$(32,351)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $54.2 million on September 30, 2007, a decrease of $1.8 million or 3% from April 1, 2007. The decrease primarily reflected cash used in operations, which included the payments related to the Synopsys litigation settlement, legal fees and annual employee bonuses, cash for purchases of intangible assets and capital investments, and cash for repayment of the $3.0 million borrowing under the line of credit facility. These decreases were partially offset by proceeds from sale of short-term investments, issuance of common stock and releases of restricted cash. At September 30, 2007, our investment portfolio consisted of auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in the Netherlands and Japan. As of September 30, 2007, we held an aggregate of $28.1 million in cash and cash equivalents in the United States and an aggregate of $17.8 million in foreign accounts.

Net Cash Provided by (used in) Operating Activities

We generated $20.0 million of cash from operating activities in the second quarter of fiscal 2008 and used $23.4 million of cash in operating activities in the first quarter of fiscal 2008. Net cash used in operating activities increased by $10.6 million in the six months ended September 30, 2007 compared to the same period in the prior year. The increase was primarily due to a $15.4 million increase in payments on accounts payable and accrued liabilities balances, and a $12.5 million increase in costs and expenses. These decreases in cash flow were partially offset by a $17.7 million increase in cash from customers in the fiscal 2008 period. The increase in cash from customers was primarily due to growth in revenue and strong cash collection in the fiscal 2008 period. The decrease in accrued liabilities balances in the six months ended September 30, 2007 was primarily due to payment of $12.5 million on the Synopsys litigation settlement, legal fees and annual employee bonuses.

Net Cash Provided by (used in) Investing Activities

Net cash used in investing activities increased by $20.5 million in the six months ended September 30, 2007 compared to the same period in the prior year. The increase was primarily due to a $22.3 million decrease in net proceeds from sales of short-term investments and a $2.5 million increase in purchases of property and equipment, partially offset by an increase of $4.9 million cash from releases of restricted cash. In connection with the establishment of the $10.0 million credit facility, we are no longer required to maintain restricted cash balances relating to the $1.7 million letters of credit and to the $3.0 million borrowing under the prior credit facility which was paid off in the second quarter of fiscal 2008. We expect to make capital expenditures of approximately $3.5 million during the remainder of fiscal 2008. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities increased by $41.4 million in the six months ended September 30, 2007 compared to the same period in the prior year. The increase was primarily due to a $10.0 million increase in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan. In addition, we used $35.0 million to repurchase a portion of our 2008 Notes in the first quarter of fiscal 2007. The increases were partially offset by a $3.0 million repayment of the outstanding borrowing under our line of credit facility and a $0.5 million increase in payments of capital lease obligations in the six months ended September 30, 2007.

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

In July 2007, we established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the $5.0 million revolving line of credit facility previously established in November 2006, is available through July 2012 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00%. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The credit facility requires that we maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the facility. In addition, the credit facility allows letters of credit to be issued on our behalf, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. Letters of credit under the prior facility were transferred to the new $10.0 million credit facility. As of September 30, 2007, two letters of credit totaling $1.7 million were outstanding and we had a borrowing base availability of $8.3M under the credit facility. Since the new credit facility is unsecured, we are no longer required to maintain restricted cash balances relating to the letters of credit under the credit facility.

Contractual Obligations

As of September 30, 2007, other than the repayment of $3.0 million borrowing under our line of credit facility, there were no material changes in our reported payments due under contractual obligations as of April 1, 2007. Our principal contractual obligations consisted of operating lease commitments, with an aggregated future amount of $18.2 million through fiscal 2013 for office facilities, repayments of the convertible notes of $15.2 million due in May 2008 and $49.9 million due in May 2010. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $40.0 million as of September 30, 2007. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to repay the 2008 Notes of $15.2 million which is due in May 2008 and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income Taxes

As of September 30, 2007, our unrecognized tax benefits amounted to $11.6 million and were included in our long-term tax liabilities on our unaudited condensed balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities, however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of September 30, 2007, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed its normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of September 30, 2007.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of future amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2007.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of September 30, 2007.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2007. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Item 3. Quantitative and Qualitative Disclosures About Markert Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of September 30, 2007, a hypothetical 100 basis point increase in interest rates would result in approximately a $4,000 decline in the fair value of our cash equivalents and short-term investments.

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

In May 2005 and May 2006, we repurchased $$44.5 million and $40.3 million, respectively, face value of our 2008 Notes for $34.8 million and $35.0 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $0.7 million related to the May 2005 repurchases. There were no significant losses realized in connection with the May 2006 repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of September 30, 2007, we had approximately $11.2 million of cash and money market funds in foreign currencies. As of that date, we had not utilized hedging instruments in connection with our currency exposures. Subsequently, in the third quarter of fiscal 2008, we entered into financial instruments to mitigate the effects of our currency exposure risk going forward.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from these litigation matters and disputes. Accordingly, we have not recorded any liabilities relating to these contingencies as of September 30, 2007. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that we and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. We and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the ‘900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. Magma and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which we amended on March 27, 2007. The amended complaint for declaratory judgment asserts five claims for relief: (1) declaratory judgment of non-infringement of the ‘900 Patent; (2) declaratory judgment of invalidity of the ‘900 Patent; (3) lack of ownership of the ‘900 Patent; (4) the ‘900 Patent is unenforceable due to laches; and (5) declaratory judgment that the doctrine of unclean hands bars enforcement of the ‘900 Patent. We and the other Plaintiffs contend that LSI Logic is a joint owner of the ‘900 Patent, and we have obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ‘900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007, and issued a case management order on May 23, 2007, approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. The Court scheduled the bench trial on the sole issue of ownership of the ‘900 Patent to begin on October 9, 2007. On July 27, 2007, Magma and the other Plaintiffs filed a motion for summary judgment requesting judgment in favor of the Plaintiffs on the grounds that LSI is a co-owner of the ‘900 Patent. Plaintiffs’ motion was fully briefed and was scheduled for oral argument before the Court on September 27, 2007, the same day that the Court had previously scheduled a pre-trial conference. The Court, however, had to cancel the hearing, and in a September 28, 2007 Order, the Court vacated the summary judgment hearing date, the pre-trial conference date, and the bench trial date. The Court stated that it would decide the summary judgment motion on the papers. The Court has not yet issued any further orders. We intend to vigorously defend against the claims asserted by Bhandari and Vanguard Systems. However, the results of any litigation are inherently uncertain, and we can not assure that we will be able to successfully defend against the claims of Bhandari and Vanguard Systems. We are currently unable to assess the extent of damages and/or other relief, if any, that could be awarded to Bhandari and Vanguard Systems. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $216.1 million as of September 30, 2007. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $216.1 million as of September 30, 2007. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

Our quarterly revenue and operating results fluctuate from quarter to quarter and are difficult to predict. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;
•	the mix of products licensed and types of license agreements;
•	our ability to recognize revenue in a given quarter;
•	higher than anticipated costs in connection with litigation;
•	timing of customer license payments;
•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;
•	size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);
•	the relative mix of our license and services revenue;
•	our ability to win new customers and retain existing customers;
•	changes in our pricing and discounting practices and licensing terms and those of our competitors;
•	changes in the level of our operating expenses, including general compensation levels as well as increases in incentive compensation payments that may be associated with future revenue growth;
•	variability in stock-based compensation charges related to our option exchange program;
•	changes in the interpretation of the authoritative literature under which we recognize revenue;
•	the timing of product releases or upgrades by us or our competitors; and
•	the integration, by us or our competitors, of newly-developed or acquired products.

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

The outcome of intellectual property litigation and other types of litigation could result in our loss of critical proprietary rights and unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert our management’s attention from our business. If there is a successful claim against us for infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may also be prevented from distributing all or some of our products, and we may also be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business.

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

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Recent problems with the financial system, such as problems involving banks as well as the mortgage markets, might increase such market fluctuations.

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

In particular, we continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to qualify new sales opportunities technically and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley area where our headquarters is located.

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

We depend on our senior executives and certain key research and development and sales and marketing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. Furthermore, our larger competitors may be able to offer more generous compensation packages to executives and key employees, and therefore we risk losing key personnel to those competitors. If we lose the services of any of our key personnel, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of our senior executives to search for their replacements. The integration of new executives or new personnel could disrupt our ongoing operations.

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

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage, and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of September 30, 2007. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the six months ended September 30, 2007, we had one customer that accounted for more than 10% of our revenue, and our top three customers together accounted for approximately 26% of our revenue.

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

Most of our customers license our software under time-based licensing agreements, with terms that typically range from 15 months to 48 months. Most of our license agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our license agreements allow customers to terminate an agreement prior to its expiration under limited circumstances — for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

Some contracts with extended payment terms provide for payments which are weighted toward the latter part of the contract term. Accordingly, for bundled agreements, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably. For unbundled agreements, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term, which potentially puts our future revenue recognition at greater risk of the customer’s continued credit-worthiness. In addition, some of our customers have extended payment terms, which creates additional credit risk.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Rio Design Automation, Inc., Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer and 45-nanometer design geometries on a large scale.

Our customers are currently working on a range of design geometries, including without limitation 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and 45-nanometer design geometries. Notwithstanding our efforts to support 65-nanometer and 45-nanometer design geometries, customers may fail to adopt these geometries on a large scale and we may be unable to convince our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer and 45-nanometer design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

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

If the industries into which we sell our products experience a recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would be likely to decline.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, a reduced number of design starts, reduction of electronic design automation budgets or consolidation among our customers would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East and North Korea, recent problems with the financial system, such as problems involving banks as well as the mortgage markets and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political and social turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

The electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been and may continue to be characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. Any such seasonal or cyclical industry downturns could harm our operating results.

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

For the six months ended September 30, 2007, we generated 46% of our total revenue from sales outside North America, compared to 32% in fiscal 2007 and 33% for fiscal 2006. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;
•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;
•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;
•	current events in North Korea, Iran, Iraq and the Middle East;
•	the effects of terrorist attacks in the United States;
•	recent problems with the financial system, such as problems involving banks as well as the mortgage markets; and
•	any related conflicts or similar events worldwide.

Future changes in accounting standards, specifically changes affecting revenue recognition, could cause unexpected adverse revenue fluctuations for us.

Future changes in accounting standards or interpretations thereof, specifically those changes affecting software revenue recognition, could require us to change our methods of revenue recognition. These changes could result in deferral of revenue recognized in current periods to subsequent periods or in accelerated recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall. Implementation of internal controls reporting and attestation requirements, as further described below, will continue to impose additional financial and administrative obligations on us and may continue to cause us to incur substantial implementation costs from third party consultants, which could adversely affect our results.

Changes in laws and regulations that affect the governance of public companies have increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the Nasdaq Global Market have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these new rules, we have hired additional personnel and use additional outside legal, accounting and advisory services, all of which have increased and may further increase our operating expenses over time. In particular, we have incurred and will continue to incur additional administrative expenses relating to the implementation of Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. For example, we have incurred significant expenses and will continue to incur expenses in connection with the implementation, documentation and continued testing of our internal control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. For the years ended April 1, 2007, April 2, 2006 and March 31, 2005, our independent registered public accounting firms have certified that we were in compliance with the provision of Section 404 relating to effective internal control over financial reporting; however, our internal control obligations are ongoing and subject to continued review and testing. If we are unable to maintain full and timely compliance with these and other regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation. Further, a failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Global Market and penalties or other adverse consequences under our existing contractual arrangements. In particular, pursuant to the indenture for the 2010 Notes, if we fail to file our annual or quarterly reports in accordance with the terms of that indenture, or if we do not comply with certain provisions of the Trust Indenture Act specified in the indenture, after the passage of certain periods of time at the election of a certain minimum number of holders of the 2010 Notes, we may be in default under the indenture unless we pay a fee equal to 1% per annum of the aggregate principal amounts of the 2010 Notes, or the extension fee, to extend the default date. Even if we pay the applicable extension fee, we will eventually be in default for these filing failures if sufficient time passes and we have not made the applicable filing.

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

Forecasting our tax rates is complex and subject to uncertainty

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

The semiconductor industry has made significant technological advances. In particular, recent advances in deep sub-micron technology have required electronic design automation companies to develop or acquire new products and enhance existing products continuously. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price declined significantly for several years due to market conditions and had recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above.

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

If our stock price declines in the future due to market conditions, investors’ perceptions of the technology industry or managerial or performance problems, we may be forced to grant additional options to retain employees. This in turn could result in:

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. For example, in the first quarter of fiscal 2008, we decreased our workforce by 21 employees. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support efforts by us or by our customers to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to convince customers to adopt our software products instead of those of competitors (including competitors offering a broader set of products), or if we are unable to convince other software companies to work with us to interface our software to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

Our directors, executive officers and stockholders who currently own over 5% of our common stock beneficially own a substantial portion of our outstanding common stock. These stockholders, in a combined vote, will be able to influence significantly all matters requiring stockholder approval. For example, they may be able to elect most of our directors, delay or prevent a transaction in which stockholders might receive a premium over the market price for their shares or prevent changes in control or management.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of September 30, 2007, we had approximately $11.2 million of cash and money market funds in foreign currencies. As of that date, we had not utilized hedging instruments in connection with our currency exposures. Subsequently, in the third quarter of fiscal 2008, we entered into financial instruments to mitigate the effects of our currency exposure risk going forward. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the second quarter of fiscal 2008, on September 19, 2007, we acquired the remaining 82% ownership interest in Rio Design Automation, Inc. which we did not already own, pursuant to a definitive merger agreement signed on September 7, 2007. In connection with the purchase of the 82% ownership interest in Rio, we will issue approximately 287,300 shares of common stock, of which approximately 46,900 shares will be held back to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The issuance of our common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder based upon representations that we obtained from the Rio stockholders which confirmed that each Rio stockholder receiving our common stock was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 – July 31, 2007	16,540	$0.0001	0	N/A
August 1 – August 31, 2007	42,464	$12.60	0	N/A
September 1 – September 30, 2007	3,472	$0.0001	0	N/A
Total	62,476	$8.56	0	N/A

*	Includes 36,792 shares repurchased at a weighted average price of $14.54 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

Item 4. Submission of Matters to a Vote of Security Holders

At Magma’s annual meeting of stockholders, held on August 29, 2007, the following matters were considered and voted upon:

Proposal 1. To elect two Class III directors, to hold office until the 2010 annual meeting of stockholders. The votes for such nominees were as follows:

Nominee	For	Against	Withheld	Abstentions	Broker Non-Votes
Rajeev Madhavan	35,302,548	—	833,935	—	—
Kevin C. Eichler	35,232,556	—	903,927	—	—

At the annual meeting, Rajeev Madhavan and Kevin C. Eichler were elected to serve as Class III directors until the 2010 annual meeting of stockholders, or until their successors have been elected by the stockholders or appointed by the Board of Directors pursuant to the Company’s bylaws.

The Class I directors are Roy E. Jewell and Thomas M. Rohrs, and the Class II directors are Timothy J. Ng, Chester J. Silvestri, and Susumu Kohyama, and their term of office as directors continued after the meeting.

Proposal 2. To ratify the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending April 6, 2008. The votes for such proposal were as follows:

For	Against	Withheld	Abstentions	Broker Non-Votes
35,914,585	96,291	—	125,607	—

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004
3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002
3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002
4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002
4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001
4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (including form of Zero Coupon Convertible Subordinated Note due May 15, 2008)	10-K	0-33213	4.3	June 20, 2003
4.4	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007
4.5	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC	10-K	0-33213	4.4	June 20, 2003
4.6	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007
4.7	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.4)	8-K	000-33213	10.3	March 16, 2007
4.8	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Magma Design Automation, Inc.

Dated: November 8, 2007	By /s/ Peter S. Teshima

Peter S. Teshima,
Corporate Vice President — Finance and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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