Form 10-Q
period 2008-01-06
MAGMA DESIGN AUTOMATION INC
filed 2008-02-14
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 6, 2008

or

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

On February 1, 2008, 41,906,408 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 6, 2008
INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	January 6, 2008	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,034	$45,338
Restricted cash	—	4,997
Short-term investments	17,700	10,700
Accounts receivable, net	28,054	41,086
Prepaid expenses and other current assets	5,106	4,126
Total current assets	102,894	106,247
Property and equipment, net	16,070	17,866
Intangibles, net	41,250	56,874
Goodwill	53,870	48,499
Restricted cash	—	4,700
Deferred tax assets	6,901	—
Other assets	5,103	5,460
Total assets	$226,088	$239,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,778	$7,442
Accrued expenses	24,488	53,254
Deferred revenue	23,987	28,417
Convertible notes, current	15,216	—
Total current liabilities	67,469	89,113
Convertible notes, long-term, net of debt discount of $1,584 and $2,078 at January 6, 2008 and April 1, 2007, respectively	48,355	63,077
Line of credit	—	3,000
Long-term tax liabilities	11,774	—
Other long-term liabilities	2,259	1,689
Total liabilities	129,857	156,879
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	349,425	310,825
Accumulated deficit	(222,209)	(197,808)
Treasury stock	(27,878)	(29,162)
Accumulated other comprehensive loss	(3,111)	(1,092)
Total stockholders’ equity	96,231	82,767
Total liabilities and stockholders’ equity	$226,088	$239,646

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Revenue:
Licenses	$35,615	23,974	$103,241	$71,129
Bundled licenses and services	11,283	10,032	30,157	32,277
Services	8,849	11,088	26,007	24,610
Total revenue	55,747	45,094	159,405	128,016
Cost of revenue:
Licenses	4,362	6,282	14,289	17,273
Bundled licenses and services	2,504	2,980	7,045	9,819
Services	5,274	4,757	15,374	12,704
Total cost of revenue	12,140	14,019	36,708	39,796
Gross profit	43,607	31,075	122,697	88,220
Operating expenses:
Research and development	19,513	15,660	56,538	46,716
Sales and marketing	17,833	14,919	53,380	43,333
General and administrative	8,570	9,660	24,437	29,667
Amortization of intangible assets	2,242	2,923	6,308	8,735
In-process research and development	—	1,300	656	1,300
Restructuring charges	—	—	291	—
Total operating expenses	48,158	44,462	141,610	129,751
Operating loss	(4,551)	(13,387)	(18,913)	(41,531)
Other income (expense):
Interest income	562	623	1,510	2,181
Interest expense	(618)	(141)	(1,874)	(449)
Gain on extinguishment of debt	—	—	—	4,809
Other income (expense), net	(18)	(326)	51	(925)
Other income (expense), net	(74)	156	(313)	5,616
Net loss before income taxes	(4,625)	(13,231)	(19,226)	(35,915)
Provision for income taxes	1,318	330	4,381	1,100
Net loss before cumulative effect of change in accounting principle	(5,943)	(13,561)	(23,607)	(37,015)
Cumulative effect of change in accounting principle	—	—	—	321
Net loss	$(5,943)	$(13,561)	$(23,607)	$(36,694)
Net loss per common share before cumulative effect of change in accounting principle, basic and diluted	$(0.14)	$(0.37)	$(0.59)	$(1.02)
Net loss per common share, basic and diluted	$(0.14)	$(0.37)	$(0.59)	$(1.01)
Shares used in calculation, basic and diluted	41,025	37,072	39,990	36,289

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 6, 2008	December 31, 2006
Cash flows from operating activities:
Net loss	$(23,607)	$(36,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(321)
Depreciation and amortization	7,588	7,845
Amortization of intangible assets	22,933	31,434
In-process research and development	656	1,300
Provision for doubtful accounts	186	148
Amortization of debt discount and debt issuance costs	877	354
Loss on strategic equity investments	437	440
Gain on extinguishment of debt	—	(4,809)
Stock-based compensation	14,921	12,309
Income tax benefit realized from debt issuance costs	27	259
Other non-cash items	49	14
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,770	2,120
Prepaid expenses and other assets	(862)	980
Accounts payable	(1,919)	438
Accrued expenses	(18,470)	(1,999)
Deferred revenue	(4,580)	(1,934)
Long-term tax liabilities	1,251	—
Other long-term liabilities	379	(171)
Net cash provided by operating activities	10,636	11,713
Cash flows from investing activities:
Purchase of intangible assets	(8,702)	(22,631)
Purchase of property and equipment	(6,037)	(2,505)
Purchase of short-term investments	(32,697)	(13,397)
Proceeds from sale and maturities of short-term investments	25,700	45,416
Purchase of strategic equity investments	(1,275)	(900)
Restricted cash	4,850	(200)
Net cash provided by (used in) investing activities	(18,161)	5,783
Cash flows from financing activities:
Proceeds from issuance of common stock, net	18,896	5,031
Repurchase of convertible notes	—	(35,000)
Repayment of lease obligation	(1,704)	(1,018)
Repayment of line of credit	(3,000)	—
Net cash provided by (used in) financing activities	14,192	(30,987)
Effect of foreign currency translation on cash and cash equivalents	29	(10)
Net increase (decrease) in cash and cash equivalents	6,696	(13,501)
Cash and cash equivalents at beginning of period	45,338	58,550
Cash and cash equivalents at end of period	$52,034	$45,049
Supplemental disclosure:
Non-cash investing and financing activities:
Issuance of common stock in connection with asset purchase	$5,638	$6,327
Purchase of fixed assets under capital leases	$2,039	$2,328
Deferred stock-based compensation	$—	$514
Common stock received from termination of hedge and warrants in connection with repurchase of convertible notes	$—	$102

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

Fiscal Year End

The Company has a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. The Company’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. The Company’s fiscal year 2008 consists of 53 weeks and the third quarter of fiscal 2008 included 14 weeks. The result of the additional week was included in the Company’s Form 10-Q for the quarter, and did not have a material impact on the Company’s consolidated financial position or results of operations. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

On January 28, 2008 the Company’s Board of Directors approved a change of fiscal year to a fiscal year ending on the first Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting from the Company’s fiscal year 2009. As a result of this change, there will be a transition period from April 7, 2008 through May 4, 2008, and the Company’s next fiscal year (its fiscal year 2009) will commence on May 5, 2008 and will end on May 3, 2009. Information on the transition period will be included in the Company’s quarterly report on Form 10-Q for the first quarterly

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation  – (continued)

period of its fiscal year 2009, and financial statements required by Part I of Form 10-Q will be furnished separately for the transition period, which financial statements will be unaudited. The Company will file separate audited financial statements covering the transition period with its annual report for its fiscal year 2009.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which expands the definition of a business combination and establishes principles and requirements for how an acquirer recognizes fair values of acquired assets, including goodwill, and assumed liabilities. SFAS 141R requires the acquirer to recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, even if the acquirer has acquired less than 100% of the target. As a consequence, the current step-acquisition model will be eliminated. Under SFAS 141R, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. SFAS 141R also requires that transaction costs be expensed as incurred and does not permit certain restructuring activities previously allowed under EITF No. 95-3 to be recorded as a component of purchase accounting. In addition, under SFAS 141R, acquired research and development value will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset, subject to impairment accounting throughout its’ development stage and then subject to amortization and impairment after development is complete. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations, but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This Statement establishes accounting and reporting

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation  – (continued)

standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest should be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary should be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

Note 2. Stock-Based Compensation

On April 3, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the fair value recognition of share-based payment arrangements. The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Cost of revenue	$409	$288	$1,277	$974
Research and development expense	1,813	1,150	5,692	4,757
Sales and marketing expense	1,256	804	3,771	3,058
General and administrative expense	1,401	1,053	4,181	3,520
Total stock-based compensation expense	$4,879	$3,295	$14,921	$12,309

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

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Stock options	$2,562	$2,371	$8,078	$8,117
Restricted stock and restricted stock units	1,481	607	4,572	2,607
Employee stock purchase plan	836	317	2,271	1,585
Total stock-based compensation expense	$4,879	$3,295	$14,921	$12,309

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

The weighted average assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Stock options:
Expected life (years)	4.06	4.10	4.16	4.15
Volatility	42%	47%	39 – 42%	47 – 50%
Risk-free interest rate	3.26 – 4.06%	4.49 – 4.73%	3.26 – 4.91%	4.49 – 5.15%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$5.17	$3.77	$4.94	$3.60
ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	42%	47%	39 – 42%	47 – 51%
Risk-free interest rate	3.88%	4.93%	3.88 – 4.91%	4.93 – 5.11%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$5.04	$2.64	$4.59	$2.65

As of January 6, 2008, there was approximately $18.0 million and $4.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.37 years and 1.30 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years. As of January 6, 2008, there was approximately $4.0 million and $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 1.09 years and 2.52 years, respectively.

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

For the three and nine months ended January 6, 2008 and December 31, 2006, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Basic and Diluted Net Income (Loss) Per Share  – (continued)

	Three and Nine Months Ended
	January 6, 2008	December 31, 2006
Shares of common stock issuable upon conversion of convertible notes	3,995	2,850
Shares of common stock issuable under stock option plans outstanding	12,117	11,302
Weighted average exercise price of shares issuable under stock option plans	$10.67	$9.84

Note 4. Accumulated Deficit

The changes in accumulated deficit for the three and nine months ended January 6, 2008 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	January 6, 2008	January 6, 2008
Balance at beginning of period	$(216,124)	$(197,808)
Net loss	(5,943)	(23,607)
Charges related to treasury stock reissuance	(142)	(292)
Effect of FIN 48 adoption	—	(502)
Balance at January 6, 2008	$(222,209)	$(222,209)

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Net loss	$(5,943)	$(13,561)	$(23,607)	$(36,694)
Unrealized gain on available-for-sale investments	—	42	—	64
Foreign currency translation adjustments	(1,243)	85	(2,019)	32
Comprehensive loss	$(7,186)	$(13,434)	$(25,626)	$(36,598)

Components of accumulated other comprehensive loss was as follows (in thousands):

	January 6, 2008	April 1, 2007
Unrealized loss on available-for-sale investments	$—	$(7)
Foreign currency translation adjustments	(3,111)	(1,085)
Accumulated other comprehensive loss	$(3,111)	$(1,092)

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

The purchase price for the 82% step acquisition totaled $4.9 million as of the acquisition date and was subsequently adjusted to $4.5 million in the three months ended January 6, 2008. The $0.4 million purchase price adjustment primarily reflected adjustments relating to working capital and transaction costs. The adjusted purchase price of $4.5 million consisted of $526,000 in cash, approximately 278,700 shares of the Company’s common stock valued at $3.8 million, and transaction costs of $168,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten days before the signing date of the definitive merger agreement. The Company held back approximately 46,900 shares of Magma common stock valued at $638,000 to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The results of operations of Rio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

The 82% step acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill. The goodwill totaling $2.7 million is not expected to be deductible for income tax purposes. Prior to the acquisition, Magma’s existing investment in Rio was accounted for under the equity method since the Company had significant influence on Rio’s operating or financial decisions. The value of the existing investment in Rio was based on the carrying value of approximately $220,000 as of September 19, 2007, and was allocated to the book value of the assets and liabilities previously owned. This resulted in the recognition of goodwill totaling $395,000 which is attributable to the original 18% ownership in Rio and was included in other assets on the Company’s consolidated balance sheets prior to September 19, 2007. The goodwill is not expected to be deductible for income tax purposes.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Acquisitions  – (continued)

A summary of the purchase price allocation pertaining to the Rio acquisition as of the acquisition date, adjustments made thereto in the three months ended January 6, 2008, and the amortization periods of the intangible assets acquired is as follows (in thousands):

	Rio Purchase Price Allocation
	As of September 30, 2007	Adjustments	As of January 6, 2008
Allocation of purchase price:
Assets acquired:
Current assets	$36	$—	$36
Property, plant and equipment	11	—	11
Intangible assets
Developed technology	819	—	819
Customer relationship or base	1,065	—	1,065
In-process research and development	656	—	656
Goodwill	3,483	(395)	3,088
Total assets acquired	6,070	(395)	5,675
Liabilities assumed:
Current liabilities	972	—	972
Net assets acquired	$5,098	$(395)	$4,703
Amortization period of intangibles (in years)
Developed technology	5		5
Customer relationship or base	7-8		7-8

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

The $656,000 portion of the purchase price allocated to in process research and development (“IPR&D”) was recognized as a charge to operating expenses on the acquisition date. The in-process technology acquired from Rio is at a stage of development that requires further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology was discounted at a rate of 21%. The Company believes the rate used was appropriate given the risks associated with the technology for which commercial feasibility had not been established and there was no alternative use. The percentage of

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Acquisitions  – (continued)

completion for in-process technology project acquired was 32%, and was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. The in-process technology projects currently are expected to be completed during the fourth quarter of fiscal year 2009.

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

Asset Purchase

On April 13, 2007, the Company acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, the Company paid total consideration of $200,000 in cash. Based on management’s estimates and appraisal, the $200,000 consideration was allocated to patents and intellectual property, which was included in the intangible asset balance on the Company’s consolidated balance sheet as of January 6, 2008, and is being amortized over the estimated economic life of three years.

Acquisition-Related Earnouts

For a number of Magma’s acquisitions, the asset purchase, share purchase or merger agreements, as applicable, included an earnout provision under which the Company may pay contingent consideration in cash and/or stock based on the achievement of certain technology or financial milestones as outlined in the respective asset purchase, share purchase or merger agreement.

For the nine months ended January 6, 2008, the Company recorded $5.1 million of intangible assets and $2.8 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common StockValue
Goodwill:
ACAD Corporation	$2,806	$—
Intangible assets:
Mojave, Inc.	$1,850	$1,849
Other	1,400	—
Total earnout consideration	$3,250	$1,849

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of January 6, 2008 and April 1, 2007 (dollars in thousands):

	Weighted Average Life (months)	January 6, 2008			April 1, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$53,870	$—	$53,870	$48,499	$—	$48,499
Intangible assets:
Developed technology	44	$109,382	$(80,613)	$28,769	$104,464	$(64,229)	$40,235
Licensed technology	40	40,094	(33,259)	6,835	39,093	(29,667)	9,426
Customer relationship or base	73	4,375	(2,209)	2,166	3,310	(1,631)	1,679
Patents	57	13,015	(10,591)	2,424	12,690	(8,615)	4,075
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,069)	321
Assembled workforce	45	1,252	(1,164)	88	1,252	(976)	276
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	36	500	(283)	217	500	(156)	344
Trademark	67	900	(449)	451	900	(382)	518
Total		$171,008	$(129,758)	$41,250	$163,699	$(106,825)	$56,874

In addition to the transactions discussed in Note 6 — “Acquisitions,” during the nine months ended January 6, 2008, the Company reduced its goodwill by $0.5 million, reflecting purchase price adjustments related to an acquisition for tax benefits recognized on acquired net operating loss carryforwards.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
Amortization of intangible assets included in:
Cost of revenue—licenses	$4,211	$5,985	$13,512	$16,723
Cost of revenue—bundled licenses and services	1,053	1,979	3,113	5,976
Operating expenses	2,242	2,923	6,308	8,735
Total	$7,506	$10,887	$22,933	$31,434

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Goodwill and Intangible Assets  – (continued)

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2008 (remaining three months)	$6,847
2009	24,598
2010	4,992
2011	2,673
2012	1,267
Thereafter	873
Total expected future amortization	$41,250

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

The $15.2 million principal amount of the 2008 Notes was included in current liabilities on the Company’s unaudited condensed balance sheets as of January 6, 2008, as the 2008 Notes became payable within one year. Similarly, the related $33,000 unamortized balance of transaction fees and debt issuance costs was included in current assets on the Company’s unaudited condensed balance sheets as of January 6, 2008. The shares issuable on the conversion of the 2008 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of January 6, 2008, debt discount balance related to the 2010 Notes was $1.6 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of January 6, 2008, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $1.0 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 9. Line of credit

In July 2007, the Company established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the $5.0 million revolving line of credit facility previously established in November 2006, is available through July 2010 and bears an interest rate equal to

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Line of credit  – (continued)

the bank’s prime rate less 1.20% or LIBOR plus 1.00%. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of January 6, 2008, the Company had no borrowings outstanding under the facility.

The credit facility requires that the Company maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the facility. As of January 6, 2008, the Company was in compliance with the financial conditions. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. In connection with the establishment of the credit facility, the Company repaid the $3.0 million outstanding borrowing under the prior $5.0 million credit facility. Letters of credit under the prior credit facility were transferred to the new $10.0 million credit facility. As of January 6, 2008, two letters of credit totaling $1.7 million were outstanding and the Company had a borrowing base availability of $8.3 million under the facility. Since the new credit facility is unsecured, the Company is no longer required to maintain restricted cash balances relating to the letters of credit under the facility.

Note 10. Restructuring charges

During the first quarter of fiscal year 2008, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of January 6, 2008, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 11. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as the Company’s business expands and grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, at January 6, 2008, the Company recorded a liability of $1.1 million to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. However, any estimates of losses or any such recording of legal settlement exposure is not assurance that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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
(unaudited)

Note 11. Contingencies  – (continued)

August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The Company anticipates seeking preliminary approval of the settlement in March 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of the Company for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and continue to discuss remaining terms of a possible settlement. In the event that a settlement agreement is reached, there is no assurance that the court will approve any such settlement. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that the Company and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies the Company’s FineSim software, and other unidentified devices or programs, as the products accused of infringement. The Company and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the `900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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
(unaudited)

Note 11. Contingencies  – (continued)

2007, the same day that the Court had previously scheduled a pre-trial conference. The Court, however, had to cancel the hearing, and in a September 28, 2007 Order, the Court vacated the summary judgment hearing date, the pre-trial conference date, and the bench trial date. The Court stated that it would decide the summary judgment motion on the papers. In an order dated November 8, 2007, the Court found that LSI is a joint owner, and that because LSI was not a party to the action the Court ruled that the Defendants lacked standing to sue for patent infringement. The Court, therefore, dismissed all claims asserted by the Defendants. The parties then entered into a stipulation for entry of a judgment dismissing all claims of all parties with prejudice. The Court entered judgment in favor of Magma and the other Plaintiffs and against the Defendants on December 5, 2007. This case was also discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of January 6, 2008.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has directors’ and officers’ liability insurance that reduces its exposure and enables the Company to recover portions of future amounts paid. As a result of the Company’s insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 6, 2008.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause the Company’s subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 6, 2008.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of January 6, 2008. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
North America*	$37,024	$31,596	$93,080	$84,197
Europe	6,498	4,858	21,364	15,245
Japan	6,981	5,930	28,245	18,728
Asia-Pacific (excluding Japan)	5,244	2,710	16,716	9,846
	$55,747	$45,094	$159,405	$128,016

	Three Months Ended		Nine Months Ended
	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006
North America*	66%	70%	58%	65%
Europe	12	11	13	12
Japan	13	13	18	15
Asia-Pacific (excluding Japan)	9	6	11	8
	100%	100%	100%	100%

No customer accounted for more than 10% of the Company’s total revenue in the three and nine months ended January 6, 2008 and in the nine months ended December 31, 2006. One customer accounted for more than 10% of the Company’s total revenue in the three months ended December 31, 2006.

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

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2001 to 2006 remain open to examination by the major tax jurisdictions to which the Company is subject. At January 6, 2008, the Company does not anticipate that its total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months.

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Selected Consolidated Financial Data” and our condensed consolidated financial statements and results appearing elsewhere in this report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; market acceptance of new products; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries or the economy more generally; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

During the third quarter of fiscal 2008, we achieved quarterly revenue of $55.7 million, which increased by 4% from the preceding quarter and increased by 24% from the same quarter in fiscal 2007. License sales for the third quarter of fiscal 2008 accounted for approximately 64% of total revenue, compared to 67% in the preceding quarter and 53% in the same quarter in the prior year.

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

As of January 6, 2008, two of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

Strategic Investments in Privately-held Companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments in non-marketable equity securities (privately-held companies) and convertible notes totaled $2.3 million at January 6, 2008. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $57,000 and $0.5 million, respectively, for the three and nine months ended January 6, 2008. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.4 million, respectively, for the three and nine months ended December 31, 2006.

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

	January 6, 2008	% of Revenue	December 31, 2006	% of Revenue
Revenue category:
Three Months Ended:
License and bundled licenses and services revenue
Ratable	$4,998	9%	$5,644	12%
Due & Payable	26,284	47%	16,482	37%
Cash Receipts	1,924	3%	1,805	4%
Up-Front*	13,692	25%	10,075	22%
	46,898	84%	34,006	75%
Services revenue	8,849	16%	11,088	25%
Total Revenue	$55,747	100%	$45,094	100%
Nine Months Ended:
License and bundled licenses and services revenue
Ratable	$25,536	16%	$14,586	11%
Due & Payable	66,614	42%	49,739	39%
Cash Receipts	5,112	3%	6,256	5%
Up-Front**	36,136	23%	32,824	26%
	133,398	84%	103,405	81%
Services revenue	26,007	16%	24,611	19%
Total Revenue	$159,405	100%	$128,016	100%

*	Includes $10,279 or 18% of revenue from new contracts for the quarter ended January 6, 2008, and $9,097 or 20% of revenue from new contracts for the quarter ended December 31, 2006.
**	Includes $30,101 or 19% of revenue from new contracts for the nine months ended January 6, 2008, and $28,840 or 23% of revenue from new contracts for the nine months ended December 31, 2006.

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

Revenue, Cost of Revenue and Gross Profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and nine months ended January 6, 2008 and December 31, 2006 (in thousands, except for percentage data):

	January 6, 2008	% of Revenue	December 31, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Revenue:
Licenses	$35,615	64%	$23,974	53%	$11,641	49%
Bundled licenses and services	11,283	20%	10,032	22%	1,251	12%
Services	8,849	16%	11,088	25%	(2,239)	(20)%
Total revenue	55,747	100%	45,094	100%	10,653	24%
Cost of revenue:
Licenses	4,362	8%	6,282	14%	(1,920)	(31)%
Bundled licenses and services	2,504	5%	2,980	6%	(476)	(16)%
Services	5,274	9%	4,757	11%	517	11%
Total cost of revenue	12,140	22%	14,019	31%	(1,879)	(13)%
Gross profit	$43,607	78%	$31,075	69%	$12,532	40%
Nine Months Ended:
Revenue:
Licenses	$103,241	65%	$71,129	56%	$32,112	45%
Bundled licenses and services	30,157	19%	32,277	25%	(2,120)	(7)%
Services	26,007	16%	24,610	19%	1,397	6%
Total revenue	159,405	100%	128,016	100%	31,389	25%
Cost of revenue:
Licenses	14,289	9%	17,273	13%	(2,984)	(17)%
Bundled licenses and services	7,045	4%	9,819	8%	(2,774)	(28)%
Services	15,374	10%	12,704	10%	2,670	21%
Total cost of revenue	36,708	23%	39,796	31%	(3,088)	(8)%
Gross profit	$122,697	77%	$88,220	69%	$34,477	39%

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended January 6, 2008 and December 31, 2006 (in thousands, except for percentage data):

	January 6, 2008	% of Revenue	December 31, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Domestic	$37,024	66%	$31,596	70%	$5,428	17%
International:
Europe	6,498	12%	4,858	11%	1,640	34%
Japan	6,981	13%	5,930	13%	1,051	18%
Asia-Pacific (excluding Japan)	5,244	9%	2,710	6%	2,534	93%
Total International	18,723	34%	13,498	30%	5,225	39%
Total revenue	$55,747	100%	$45,094	100%	$10,653	24%
Nine Months Ended:
Domestic	$93,080	58%	$84,197	66%	$8,883	11%
International:
Europe	21,364	13%	15,245	12%	6,119	40%
Japan	28,245	18%	18,728	15%	9,517	51%
Asia-Pacific (excluding Japan)	16,716	11%	9,846	7%	6,870	70%
Total International	66,325	42%	43,819	34%	22,506	51%
Total revenue	$159,405	100%	$128,016	100%	$31,389	25%

Revenue

•	Revenue for the three and nine months ended January 6, 2008 was $55.7 million and $159.4 million, up 24% and 25%, respectively, from the same periods in the prior year.
•	Licenses revenue increased by 49% and 45%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to large orders executed during the fiscal 2008 periods in all regions, except for Europe for the three months ended January 6, 2008 compared to the same period in the prior year. These orders came from new and existing customers who extended license periods or added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. We do not factor any of our receivables to obtain revenue. No customer accounted for greater than 10% of the revenue for the three and nine months ended January 6, 2008. Licenses revenue as a percentage of total revenue increased by 11% and 9%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year.
•	Bundled licenses and services revenue increased by 12% in the three months ended January 6, 2008 compared to the same period in the prior year primarily due to an increase in bundled licenses and services revenue in Europe, partially offset by a decrease in bundled licenses and services revenue in the U.S. Bundled licenses and services revenue decreased by 7% in the nine months ended January 6, 2008 compared to the same period in the prior year primarily due to a decrease in bundled licenses and services revenue in the U.S., partially offset by an increase in bundled licenses and services revenue in Europe. The increases were primarily driven by orders from a few of our new and existing customers who extended license periods or added license capacity due to the continued proliferation of existing and new Magma products among their design group designers.

The decreases were primarily driven by a shift of new orders from a few of our customers to the unbundled licenses revenue category. Bundled licenses and services revenue as a percentage of total revenue decreased by 2% and 6%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year.
•	Services revenue decreased by 20% in the three months ended January 6, 2008 compared to the same period in the prior year due to a $1.1 million decrease in maintenance revenue and a $1.1 million decrease in consulting and training revenue. Services revenue increased by 6% in the nine months ended January 6, 2008 compared to the same period in the prior year primarily due to a $1.0 million increase in maintenance revenue and a $0.4 million increase in consulting and training revenue. Services revenue as a percentage of total revenue decreased by 9% and 3%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year.
•	Domestic revenue increased by 17% and 11%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to an increase in total licenses revenue and bundled licenses and services revenue from existing customers. In the three months ended January 6, 2008, the increase was partially offset by a decrease in services revenue. Domestic revenue as a percentage of total revenue decreased by 4% and 8%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year.
•	International revenue increased by 39% and 51%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year due to an increase in purchases from new and existing customers in all three international regions.

Cost of Revenue

•	Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of licenses revenue decreased by 31% and 17%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. Amortization charges related to existing intangible assets decreased in the three and nine months ended January 6, 2008 compared to the same periods in the prior year due primarily to several acquired technology licenses which were fully amortized during the fiscal 2008 periods. The decreases were partially offset by increases in amortization charges related to newly acquired intangible assets and decreases in costs allocated to cost of bundled licenses and services revenue in the three and nine months ended January 6, 2008 compared to the same periods in the prior year.
•	Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue decreased by 16% and 28%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to decreases in cost of licenses revenue in fiscal 2008 periods compared to the same periods in the prior year.
•	Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue increased by 11% and 21%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to increases in payroll related costs and stock-based compensation expenses for application engineers resulting from increases in the number of employees and annual salary increases.

Operating Expenses

The table below sets forth operating expense data for the three and nine months ended January 6, 2008 and December 31, 2006 (in thousands, except for percentage data):

	January 6, 2008	% of Revenue	December 31, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Operating expenses:
Research and development	$19,513	35%	$15,660	35%	$3,853	25%
Sales and marketing	17,833	32%	14,919	33%	2,914	20%
General and administrative	8,570	15%	9,660	21%	(1,090)	(11)%
Amortization of intangible assets	2,242	4%	2,923	6%	(681)	(23)%
In-process research and development	—	—	1,300	3%	(1,300)	(100)%
Total operating expenses	$48,158	86%	$44,462	99%	$3,696	8%
Nine Months Ended:
Operating expenses:
Research and development	$56,538	35%	$46,716	36%	$9,822	21%
Sales and marketing	53,380	33%	43,333	34%	10,047	23%
General and administrative	24,437	15%	29,667	23%	(5,230)	(18)%
Amortization of intangible assets	6,308	4%	8,735	7%	(2,427)	(28)%
In-process research and development	656	0%	1,300	1%	(644)	(50)%
Restructuring charge	291	0%	—		291	100%
Total operating expenses	$141,610	89%	$129,751	101%	$11,859	9%
•	Research and development expense increased by $3.9 million and $9.8 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. The increase was due to increases in payroll related expenses of $1.8 million and $5.1 million, respectively, higher allocations of increased common expenses, such as information technology and facility related expenses, of $1.3 million and $3.1 million, respectively, and increases in other individually insignificant items such as stock-based compensation, professional fees and travel expenses in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. At the end of the third quarter of fiscal 2008, the number of our research and development employees increased by 28% through direct hiring and acquisitions compared to the same fiscal 2007 period. We expect that our quarterly research and development expenses in the fourth quarter of fiscal 2008 will increase moderately but will remain at the same levels as a percentage of total revenue. Moderate growth in the number of our research and development employees will be the primary factor driving up both fixed and variable compensation levels.
•	Sales and marketing expense increased by $2.9 million and $10.0 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to an increase in payroll related and commission expenses of $3.0 million and $9.1 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. For the nine months ended January 6, 2008, the increase was also due to a $0.9 million increase in travel expenses and a $0.5 million increase in professional services, partially offset by a $1.1 million increase in expenses allocated to cost of services revenue (primarily application engineering costs). The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. At the end of the second quarter of fiscal 2008, the number of employees in sales and marketing increased by 19% over the comparable fiscal 2007 period primarily due to growth in the number of application engineer employees. We expect that sales and marketing expenses in the fourth quarter of fiscal 2008 will increase moderately but will remain at the same levels as a percentage of total revenue. Moderate growth in the number of our sales and marketing employees will be the primary factor driving up both fixed and variable compensation levels.
•	General and administrative expense decreased by $1.1 million and $5.2 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to a decrease of $2.3 million and $7.7 million, respectively, in legal fees related to patent litigation with Synopsys and an increase of $1.9 million and $4.7 million, respectively, in allocated cost to other functional areas due to higher common expenses in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. The decreases were partially offset by increases in office and facility related expenses of $1.2 million and $2.8 million, respectively, payroll related expenses of $0.3 million and $1.4 million, respectively, and other professional fees of $0.9 million and $1.3 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. We expect that our quarterly general and administrative expenses in the fourth quarter of fiscal 2008 will remain at levels comparable to those in the first three quarters of fiscal 2008 and will decrease as a percentage of total revenue.
•	Amortization of intangible assets decreased by 23% and 28%, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to several existing developed technologies and patents having been fully amortized during the fiscal 2008 periods.
•	In-process research and development of $0.7 million in the second quarter of fiscal 2008 consisted of a charge recorded in connection with our acquisition of Rio in September 2007. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. We expect to bring Rio’s in-process products to completion during the fourth quarter of fiscal 2009.
•	Restructuring charges of $0.3 million in the first quarter of fiscal 2008 represented employee termination charges resulting from our realignment to current business conditions. No such charge was incurred in fiscal 2007.

Other Items

The table below sets forth other data for the three and nine months ended January 6, 2008 and December 31, 2006 (in thousands, except for percentage data):

	January 6, 2008	% of Revenue	December 31, 2006	% of Revenue	Dollar Change	% Change
Three Months Ended:
Other income (expense), net:
Interest income	$562	1%	$623	1%	$(61)	(10)%
Interest expense	(618)	(1)%	(141)	(0)%	(477)	338%
Other income (expense), net	(18)	(0)%	(326)	(1)%	308	(94)%
Total other income (expense), net	$(74)	(0)%	$156	0%	$(230)
Provision for income taxes	$1,318	2%	$330	1%	$988	299%
Nine Months Ended:
Other income (expense), net:
Interest income	$1,510	1%	$2,181	2%	$(671)	(31)%
Interest expense	(1,874)	(1)%	(449)	(0)%	(1,425)	317%
Gain on extinguishment of debt	—		4,809	4%	(4,809)
Other income (expense), net	51	0%	(925)	(1)%	976	(106)%
Total other income (expense), net	$(313)	0%	$5,616	4%	$(5,929)
Provision for income taxes	$4,381	3%	$1,100	1%	$3,281	298%
•	Interest income decreased in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to our lower averaged cash and investments balance resulting from our use of cash in operations, to acquire intangible assets and to repurchase a portion of our 2008 Notes.
•	Interest expense increased in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to an addition of $0.4 million and $1.3 million, respectively, expense related to debt discount amortization and the 2% interest payment on the 2010 Notes. The 2010 Notes offering was completed in the fourth quarter of fiscal 2007. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes, and interest expenses on the line of credit and capital leases.
•	Gain on extinguishment of debt in the first quarter of fiscal 2007 consisted primarily of a $4.8 million gain on repurchases of a portion of the 2008 Notes.
•	Other income (expense), net fluctuated in the three and nine months ended January 6, 2008 compared to the same periods in the prior year primarily due to a $0.2 million and $1.0 million, respectively, change in foreign exchange gain/loss in fiscal 2008 periods. The changes in foreign exchange gain/loss were primarily caused by favorable exchange rate fluctuations between the U.S. Dollar and the Japanese Yen.

During the three months ended January 6, 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended January 6, 2008, net foreign exchange gain totaled $39,000 and was included in “Other Income, Net” in our condensed consolidated statements of operations.

•	Provision for income taxes increased by approximately $1.0 million and $3.3 million, respectively, in the three and nine months ended January 6, 2008 compared to the same periods in the prior year. The increase was primarily due to an increase in provisions for taxes in foreign jurisdictions, tax reserves as a result of the adoption of FIN48 and federal and state taxes on income from our business operations. The income tax expenses for the discrete items for the three and nine months ended January 6, 2008 was immaterial. The income tax expense of $1.3 million and $4.4 million, respectively, for the three and nine months ended January 6, 2008 consisted primarily of federal, state, and foreign taxes provided for the income from our business operations. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more likely than not that the deferred tax assets will be realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of January 6, 2008 and April 1, 2007, and for the nine months ended January 6, 2008 and December 31, 2006 (in thousands):

	January 6, 2008	April 1, 2007
Cash, cash equivalents and short-term investments	$69,734	$56,038

For the Nine Months Ended:	January 6, 2008	December 31, 2006
Net cash provided by operating activities	$10,636	$11,713
Net cash provided by (used in) investing activities	$(18,161)	$5,783
Net cash provided by (used in) financing activities	$14,192	$(30,987)

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $69.7 million on January 6, 2008, an increase of $13.7 million or 24% from April 1, 2007. The increase primarily reflected cash provided in operations, proceeds from issuance of common stock and releases of restricted cash. These increases were partially offset by cash used for purchases of intangible assets, capital investments and short-term investments, and cash used for repayment of the $3.0 million borrowing under the line of credit facility. At January 6, 2008, our investment portfolio consisted of auction rate securities which provide liquidity at par every 28 days with underlying longer-term maturities.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in the Netherlands and Japan. As of January 6, 2008, we held an aggregate of $35.1 million in cash and cash equivalents in the United States and an aggregate of $16.9 million in foreign accounts.

Net Cash Provided by Operating Activities

We generated $14.1 million of cash from operating activities in the third quarter of fiscal 2008 and used $3.5 million of cash in operating activities in the first two quarters of fiscal 2008. Net cash provided by operating activities decreased by $1.1 million in the nine months ended January 6, 2008 compared to the same period in the prior year. The decrease was primarily due to an $18.8 million increase in payments on accounts payable and accrued liabilities balances, and an $18.9 million increase in costs and expenses. These decreases in cash flow were partially offset by a $37.4 million increase in cash from customers in the fiscal 2008 period.

The increase in cash from customers was primarily due to growth in revenue and strong cash collections in the fiscal 2008 period. The decrease in accrued liabilities balances in the nine months ended January 6, 2008 was primarily due to payments on the Synopsys litigation settlement fee of $12.5 million, legal fees and employee bonuses.

Net Cash Provided by (Used In) Investing Activities

Net cash used in investing activities increased by $23.9 million in the nine months ended January 6, 2008 compared to the same period in the prior year. The increase was primarily due to a $19.3 million increase in purchases of short-term investments, a $19.7 million decrease in net proceeds from sales of short-term investments and a $3.5 million increase in purchases of property and equipment, partially offset by a $13.9 million decrease in purchases of intangible assets and an increase of $5.1 million cash from releases of restricted cash. In connection with the establishment of the $10.0 million credit facility, we are no longer required to maintain restricted cash balances relating to the $1.7 million letters of credit and to the $3.0 million borrowing under the prior credit facility which was paid off in the second quarter of fiscal 2008. We expect to make capital expenditures of approximately $1.5 million during the remainder of fiscal 2008. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net Cash Provided by (Used In) Fnancing Activities

Net cash provided by financing activities increased by $45.2 million in the nine months ended January 6, 2008 compared to the same period in the prior year. The increase was primarily due to a $14.0 million increase in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan. In addition, we used $35.0 million to repurchase a portion of our 2008 Notes in the first quarter of fiscal 2007. The increases were partially offset by a $3.0 million repayment of the outstanding borrowing under our line of credit facility and a $0.7 million increase in payments of capital lease obligations in the nine months ended January 6, 2008.

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

In July 2007, we established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the $5.0 million revolving line of credit facility previously established in November 2006, is available through July 2010 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00%. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The credit facility requires that we maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the facility. In addition, the credit facility allows letters of credit to be issued on our behalf, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. Letters of credit under the prior facility were transferred to the new $10.0 million credit facility. As of January 6, 2008, two letters of credit totaling $1.7 million were outstanding and we had a borrowing base availability of $8.3M under the credit facility. Since the new credit facility is unsecured, we are no longer required to maintain restricted cash balances relating to the letters of credit under the credit facility.

Contractual Obligations

During the nine months ended January 6, 2008, other than the repayment of $3.0 million borrowing under our line of credit facility, there were no material changes in our reported payments due under contractual obligations as of April 1, 2007. Our principal contractual obligations consisted of operating lease commitments, with an aggregated future amount of $17.7 million through fiscal 2013 for office facilities, repayments of the convertible notes of $15.2 million due in May 2008 and $49.9 million due in May 2010. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations, infrastructure, and personnel. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $39.6 million as of January 6, 2008. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to repay the 2008 Notes of $15.2 million which is due in May 2008 and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income Taxes

As of January 6, 2008, our unrecognized tax benefits amounted to $11.8 million and were included in our long-term tax liabilities on our unaudited condensed balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities, however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of January 6, 2008, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of January 6, 2008.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of future amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 6, 2008.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 6, 2008.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations.

Accordingly, we have no liabilities recorded for these warranties as of January 6, 2008. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of January 6, 2008, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

In May 2005 and May 2006, we repurchased $44.5 million and $40.3 million, respectively, face value of our 2008 Notes for $34.8 million and $35.0 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $0.7 million related to the May 2005 repurchases. There were no significant losses realized in connection with the May 2006 repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of January 6, 2008, we had approximately $5.8 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended January 6, 2008, net foreign exchange gain totaled $39,000 and was included in “Other Income, Net” in our condensed consolidated statements of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, at January 6, 2008, we recorded a liability of $1.1 million to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and have not recorded any liabilities related to other contingencies. However, any estimates of losses or any such recording of legal settlement exposure is not assurance that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. We anticipate seeking preliminary approval of the settlement in March 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and continue to discuss remaining terms of a possible settlement. In the event that a settlement agreement is reached, there is no assurance that the court will approve any such settlement. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Narpat Bhandari v. Magma Design Automation, Inc. Cadence Design Systems, Inc., Dynalith Systems, Inc., Altera Corp., Mentor Graphics Corp. and Aldec, Inc., Case No. 6:06-CV-480, United States District Court, Eastern District of Texas, Tyler Division. On November 8, 2006, a complaint was filed alleging that we and several other named defendants infringe United States Patent No. 5,663,900. The complaint identifies our FineSim software, and other unidentified devices or programs, as the products accused of infringement. We and the other Defendants moved to dismiss the complaint on the basis that the only named plaintiff, Bhandari, does not own the `900 Patent. On May 11, 2007, the Court issued a Memorandum Opinion and Order granting the motion to dismiss and dismissed the case without prejudice. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Cadence Design Systems, Inc., Magma Design Automation, Inc., Altera Corp., and Mentor Graphics Corp. v. Narpat Bhandari and Vanguard Systems, Inc., Case No. C 07-00823, United States District Court, Northern District of California, San Francisco Division. Magma and the other named plaintiffs filed a complaint for declaratory judgment on February 8, 2007, which we amended on March 27, 2007. The amended complaint for declaratory judgment asserts five claims for relief: (1) declaratory judgment of non-infringement of the ’900 Patent; (2) declaratory judgment of invalidity of the ’900 Patent; (3) lack of ownership of the ’900 Patent; (4) the ’900 Patent is unenforceable due to laches; and (5) declaratory judgment that the doctrine of unclean hands bars enforcement of the ’900 Patent. We and the other Plaintiffs contend that LSI Logic is a joint owner of the ’900 Patent, and we have obtained a license from LSI. On April 6, 2007, Defendants Narpat Bhandari and Vanguard Systems, Inc. answered the amended complaint and filed a counterclaim of patent infringement of the ’900 Patent. As in the Texas Action, the claim for patent infringement against us identified our FineSim software, and other unidentified devices or programs, as the products accused of infringement. The counterclaim seeks unspecified monetary damages, pre- and post-judgment interest, attorneys’ fees, and costs. The Court conducted a case management conference on May 21, 2007, and issued a case management order on May 23, 2007, approving Plaintiffs’ and Defendants’ proposal to bifurcate the issue of LSI’s ownership from all other remaining issues and stay activities relating to validity, enforceability, infringement, and damages until after a bench trial to resolve the ownership issue. The Court scheduled the bench trial on the sole issue of ownership of the ’900 Patent to begin on October 9, 2007. On July 27, 2007, Magma and the other Plaintiffs filed a motion for summary judgment requesting judgment in favor of the Plaintiffs on the grounds that LSI is a co-owner of the ’900 Patent. Plaintiffs’ motion was fully briefed and was scheduled for oral argument before the Court on September 27, 2007, the same day that the Court had previously scheduled a pre-trial conference. The Court, however, had to cancel the hearing, and in a September 28, 2007 Order, the Court vacated the summary judgment hearing date, the pre-trial conference date, and the bench trial date. The Court stated that it would decide the summary judgment motion on the papers. In an order dated November 8, 2007, the Court found that LSI is a joint owner, and that because LSI was not a party to the action the Court ruled that the Defendants lacked standing to sue for patent infringement. The Court, therefore, dismissed all claims asserted by the Defendants. The parties then entered into a stipulation for entry of a judgment dismissing all claims of all parties with prejudice. The Court entered judgment in favor of Magma and the other Plaintiffs and against the Defendants on December 5, 2007. This case was also discussed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $222.2 million as of January 6, 2008. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $222.2 million as of January 6, 2008. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage, and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of January 6, 2008. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the nine months ended January 6, 2008, our top three customers together accounted for approximately 21% of our revenue.

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

We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that any part or all of the integration will be accomplished on a timely basis, or at all. Assimilating previously acquired companies such as Rio Design Automation, Inc., Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;
•	difficulties in integrating or retaining key employees of the acquired company;
•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;
•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in our best interest if our interests change over time;
•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;
•	difficulties in integrating the technologies of the acquired company into our products;
•	diversion of our management’s attention;
•	potential incompatibility of business cultures;
•	potential dilution to existing stockholders if we incur debt or issue equity securities to finance acquisitions; and
•	additional expenses associated with the amortization of intangible assets.

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

For the nine months ended January 6, 2008, we generated 42% of our total revenue from sales outside North America, compared to 32% in fiscal 2007 and 33% for fiscal 2006. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company. That section generally prohibits a Delaware corporation from engaging in a business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder. Also, our stock option plans include change-in-control provisions that allow us to grant options or stock purchase rights that will become vested immediately upon a change in control.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of January 6, 2008, we had approximately $5.8 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the third quarter of fiscal 2008, on November 16, 2007, we issued 71,004 shares of our common stock as part of the contingent consideration in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement signed on February 23, 2004. The contingent share consideration was based on Mojave’s achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $34.4 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(10) thereof.

During the second quarter of fiscal 2008, on September 19, 2007, we acquired the remaining 82% ownership interest in Rio Design Automation, Inc. which we did not already own, pursuant to a definitive merger agreement signed on September 7, 2007. In connection with the purchase of the 82% ownership interest in Rio, during the third quarter of fiscal 2008, we issued approximately 278,700 shares of common stock, of which approximately 46,900 shares were held back to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The issuance of our common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder based upon representations that we obtained from the Rio stockholders which confirmed that each Rio stockholder receiving our common stock was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	2,369	$6.64	0	N/A
November 1 – November 30, 2007	29,627	$13.53	0	N/A
December 1 – January 6, 2008	1,266	$0.0001	0	N/A
Total	33,262	$12.53	0	N/A

*	Includes 28,999 shares repurchased at a weighted average price of $14.37 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004
3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002
3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002
4.1	Amended and Restated Investors’ Rights Agreement dated July 31, 2001, by and among the Registrant and the parties that are signatories thereto	10-K	000-33213	4.2	June 28, 2002
4.2	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001
4.3	Indenture, dated as of May 22, 2003, between the Registrant and U.S. Bank National Association, as Trustee (including form of Zero Coupon Convertible Subordinated Note due May 15, 2008)	10-K	0-33213	4.3	June 20, 2003
4.4	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007
4.5	Registration Rights Agreement, dated as of May 22, 2003, between the Registrant, Credit Suisse First Boston LLC and UBS Warburg LLC	10-K	0-33213	4.4	June 20, 2003
4.6	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other party thereto	8-K	000-33213	10.2	March 5, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	Form of Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.4)	8-K	000-33213	10.3	March 16, 2007
4.8	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: February 14, 2008

By	/s/ PETER S. TESHIMA Peter S. Teshima Corporate Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 6, 2008

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