Form 10-K
period 2008-04-06
MAGMA DESIGN AUTOMATION INC
filed 2008-06-16
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 6, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO.: 0-33213

MAGMA DESIGN AUTOMATION, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive

San Jose, California 95110

(408) 565-7500

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:
COMMON STOCK, par value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was $560,538,923. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of June 2, 2008, the registrant had outstanding 44,006,912 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to the stockholders in connection with the registrant’s 2008 Annual Meeting of Stockholders to be held on August 29, 2008, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant’s definitive proxy statement is expected to be filed within 120 days after the registrant’s fiscal year ended April 6, 2008.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended April 6, 2008

Magma, Blast Fusion, Blast Noise, QuickCap, SiliconSmart, Talus and YieldManager are registered trademarks, and ArchEvaluator, Blast Power, Blast Plan, Blast Rail, Blast Create, Quartz, Blast Yield, Camelot, “The Fastest Path from RTL to Silicon,” FineSim, Native Parallel Technology, “Sign-off in the Loop”, and Titan are trademarks of Magma Design Automation, Inc. All other product and company names are trademarks and registered trademarks of their respective companies.

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

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our flagship Blast and Talus family of products and our Quartz family of sign-off and verification tools combine into one integrated chip design and verification flow, from what traditionally had been separate logic design, physical design, and analysis and sign-off processes. This integrated flow significantly reduces design iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Our Titan platform for custom integrated chip design provides an integrated chip-finishing solution for mixed-signal designs.

We provide consulting, training and services to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

We have a single operating segment as set forth in Note 13 to the Consolidated Financial Statements—“Segment Information” in Item 8 of this Annual Report. Revenues, profits and losses and total assets for fiscal 2008, fiscal 2007 and fiscal 2006 for this segment are set forth in Item 6.

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

Physical Verification and Design for Manufacturability

Every completed physical layout must be analyzed and manipulated before final manufacturing. This process—commonly called physical verification—has increased in complexity and importance as manufacturing technology has moved from 130 nanometers to 90 nanometers, and now to 65 nanometers and below. Moreover, new physical phenomena at these manufacturing nodes—including optical proximity correction (“OPC”) and chemical-mechanical-polishing (“CMP”) effects—have introduced the need for new design-for-manufacturing technologies.

We have introduced a new product line to address these challenges, with technologies resulting from our acquisition of Mojave, Inc. (“Mojave”). These products include Quartz™ DRC and Quartz™ LVS, physical verification tools designed specifically to address the challenges at 90 nanometers and 65 nanometers and below. Quartz DRC and Quartz LVS have been architected to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC and Quartz LVS are able to use a large number (up to 100) of separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—increasing the number of processors by 2x increases the speed by 2x—for design rule checking. This scalability is essential to achieving a fast turnaround time of two hours or less.

We have a strong position for design for manufacturability—as we now offer both a leading physical design system, and a leading physical verification system. We are leveraging the Mojave technology, and developing future products, including OPC-aware software, that will be used during both design and manufacturing.

Silicon Sign-off

Design teams have traditionally relied upon one set of tools for implementation and another set of tools for sign-off analysis. While this separation enables an advantageous tradeoff with respect to accuracy versus runtime, it also requires corrective iteration loops when discrepancies are found during sign-off analysis. With the increased analysis challenges which the 90- and 65-nanometer and smaller processes present, such as combining noise analysis with on-chip variation, or OCV, across ever-increasing process corners and operating modes, the use of separate point sign-off tools becomes a primary bottleneck in the drive to improve design cycle time. Our “Sign-off in the Loop” flow breaks the sign-off iteration bottleneck by making sign-off-level analysis directly available during the implementation flow. The capabilities of Quartz RC™ are augmented by the integration of QuickCap technology into the extractor. QuickCap is the industry golden standard for reference parasitic extraction. The inclusion of this technology into a full-chip extractor enables users to attain the highest possible accuracy for the most timing critical nets on a chip.

Custom/Mixed-Signal

Analog design flows and teams historically have been isolated from digital design. Analog integrated circuits have typically been full-custom and painstakingly crafted by hand. In addition to being time-consuming and prone to error, this transistor-level design style does not allow an existing design to be easily transferred to a new foundry or process/technology node. With Magma’s Titan platform, analog designers can apply their expertise in defining the first circuit topology, but porting to new geometry nodes is easier.

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

Quartz™ Rail is a manufacturing sign-off analysis tool for ‘static’ and ‘transient’ voltage drop within a chip. Using industry-standard input for design logic, layout, and activity, and including an interface to our FineSim SPICE product for silicon accurate measurement, Quartz Rail provides a reliable and comprehensive voltage-drop analysis for design implementation. Quartz Rail is integrated in the Talus implementation platform to simplify the flow for design analysis to influence design decisions early in the implementation process for best quality of results.

Quartz™ RC provides sign-off-quality parasitic extraction and can operate as either a standalone tool or integrated with the Blast Fusion system, where it underlies the “Sign-off in the Loop” flow.

Quartz™ Time combines the proven static timer in Blast Fusion with advanced timing capabilities to create a standalone sign-off timing system.

Quartz™ SSTA provides a parametric yield analysis capability for the design, providing parametric extraction and statistical timing analysis simultaneously.

Quartz™ DRC and Quartz™ LVS are targeted to provide the fastest turnaround time of any physical verification tools, with a goal of performing a full chip design rule check (“DRC”) in less than 2 hours.

Quartz™ Formal is a logic equivalency checking tool used to verify the functional accuracy of a gate-level design with respect to its source HDL description.

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

Blast Fusion® QT provides advanced capabilities that enable “Sign-off in the Loop” timing analysis with concurrent optimization. This product provides designers access to a sign-off timing analysis engine within the implementation flow, eliminating the need to iterate with external sign-off tools.

Blast Fusion® 5.0 provides enhanced physical synthesis to improve congestion and timing of high performance designs. The product supports advanced 65-nanometer routing rules and improved runtime up to 50%. The optimization engine will take full advantage of multi mode and margin less OCV analysis to reduce design margins and turn around time.

Blast Plan™ FX provides automated hierarchical design capabilities for taking a complete hierarchical chip from RTL to GDSII in a deterministic, repeatable fashion throughout the design cycle.

Blast Yield™ is a comprehensive design-for-yield (“DFY”) solution which incorporates multiple techniques to optimize the design for parametric and functional yield—both cell and wire yield—without compromising timing or area.

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

FineSim™ Pro is a next-generation, highly accurate fast circuit simulator with full-chip analysis capabilities, including advanced post-layout simulation features, high accuracy with low memory usage and high performance.

FineSim™ SPICE is a unique, native parallel, true SPICE simulator which may enable users to simulate circuits at full SPICE accuracy, which previously could only be simulated with fast-SPICE simulators.

Camelot™ provides silicon debug capability by linking IC design data with manufactured ICs using tool navigation, allowing for the localization of errors on the silicon versus design in early yield improvement cycles.

YieldManager® provides fab wide capability to collect, correlate, analyze and report yield loss data, driving yield prediction and early yield loss detection in the semiconductor manufacturing production process.

Titan™ is a mixed-signal design platform that is integrated with our digital implementation and verification products, as well as with our circuit simulation and parasitic extraction products.

Services

We provide consulting and training to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our major customers include Toshiba, Samsung, Qualcomm, Broadcom, Renesas, Intel, Infineon Technologies, NEC, Marvell, Texas Instruments, LSI Logic, and NVIDIA. No customer accounted for 10% or more of our consolidated revenues during fiscal 2008.

Product Backlog

As of April 6, 2008 and April 1, 2007, we had greater than $390 million and $420 million, respectively, in backlog, which represents contractual commitments by our customers through purchase orders or contracts. As of April 6, 2008 and April 1, 2007, approximately 14% and 12%, respectively, of the backlog is variable based on volume of usage of our products by the customers, approximately 4% and 1%, respectively, includes specific future deliverables, and approximately 6% and 4%, respectively, is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will default and as a result we may not be able to recognize expected revenue from backlog.

Revenue and Orders Mix

Our license revenue in any given quarter depends on the volume of short-term licenses shipped during the quarter and the amount of long-term, ratable and cash receipts revenue from deferred revenue that is recognized out of backlog and recognized on orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long-term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short-term licenses than expected.

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates and invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of April 6, 2008 and April 1, 2007, unbilled accounts receivable were approximately $12.0 million and $7.6 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 40% of our total revenue from sales outside the United States for fiscal 2008, compared to 32% in fiscal 2007 and 33% in fiscal 2006. Additional disclosure regarding financial information on geographic areas is included in Note 13 to our consolidated financial statements in Item 8 of this Annual Report.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on the industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North American sales offices in California, North Carolina, Pennsylvania, Texas, Washington and Canada. Internationally, we have European offices in Germany, France and the United Kingdom, offices in Israel and the United Arab Emirates, and Asian offices in China, India, Japan, South Korea and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of April 6, 2008, we had 428 employees in our marketing, sales and technical sales support organizations. We intend to continue to expand our sales and field application engineering personnel on a worldwide basis.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. (“Cadence”) and Synopsys, Inc. (“Synopsys”) are continuing to broaden their product lines to provide an integrated design flow, and we continue to compete with Mentor Graphics Corporation (“Mentor”) in certain product areas, such as physical verification tools. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources, as well as greater name recognition and larger installed customer bases than we do. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share, and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in buying companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from increasing market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2008, 2007 and 2006 were $76.9 million, $63.6 million and $50.1 million, respectively. There have not been any customer-sponsored research activities since our inception.

As of April 6, 2008, our research and development group consisted of 494 employees. We have engineering centers in California and Texas in the United States, and in China, India, the Netherlands and South Korea. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

Currently, we hold, directly or indirectly, more than 80 issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates between May 2009 and July 2025. We have filed, and plan to file, applications for additional patents. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. Many of our contracts contain provisions indemnifying our customers from third-party intellectual property infringement claims. Third parties may assert infringement claims against us and/or our customers. Our products may be found by a court to infringe issued patents that may relate to or are required for our products. In addition, because patent applications in the United States are sometimes not publicly disclosed until the patent is issued, applications may have been filed that relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management’s attention away from running our business. If there is a successful claim of infringement, we may be ordered to pay substantial monetary damages, we may be prevented from distributing some of our products, and/or we may be required to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Foreign Operations

As indicated above and in Item 2 below, we have offices, including sales offices and engineering centers, located around the world. For additional information regarding risks attendant to our foreign operations, see the discussions under Item 1A, “Risk Factors” including discussion under the headings stating: “Because much of our business is international, we are exposed to risks inherent to doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer,” “We are subject to risks associated with changes in foreign currency exchange rates,” and “Failure to obtain export licenses could harm our business by preventing us from transferring our technology outside of the United States.”

Employees

As of April 6, 2008, we had 1,030 full-time employees, including 494 in research and development, 428 in sales and marketing and 108 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 1650 Technology Drive, San Jose, California 95110, and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq Global Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information on or accessible through our Web site is not incorporated by reference into this Annual Report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Additionally, the public may read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at the following Internet site: http://www.sec.gov. Our 2008 annual meeting is scheduled to be held on August 29, 2008 at our offices in San Jose, California. Financial information about us is set forth in the financial statements below.

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

We were incorporated in April 1997. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable in fiscal 2003 and fiscal 2004. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and use our software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $229.5 million as of April 6, 2008. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $229.5 million as of April 6, 2008. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

Our quarterly revenue and operating results fluctuate from quarter to quarter and are difficult to predict. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly operating results may be caused by many factors, including:

•	size and timing of customer orders, which are received unevenly and unpredictably throughout a fiscal year;

•	the mix of products licensed and types of license agreements;

•	our ability to recognize revenue in a given quarter;

•	higher-than-anticipated costs in connection with litigation;

•	timing of customer license payments;

•	the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which has different revenue recognition practices;

•

size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including general compensation levels as well as increases in incentive compensation payments that may be associated with future revenue growth;

•	changes in the interpretation of the authoritative literature under which we recognize revenue;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products or businesses.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including an action for patent infringement, against us. In addition, a putative shareholder class action lawsuit and a putative derivative lawsuit have been filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow (subject, in the case of Synopsys, to the terms of the settlement agreement with Synopsys pursuant to which we and Synopsys agreed not to initiate future patent litigation against each other for a period of two years commencing on March 29, 2007 provided certain terms are met). In the future other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software which we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in recent periods.

The market price of our stock is subject to significant fluctuations in response to the risk factors set forth in this Item 1A, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.

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

In particular, we continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we need to continue to attract and retain field application engineers to work with our direct sales force to qualify new sales opportunities technically and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley area where our headquarters are located.

Furthermore, in light of our adopting SFAS 123R, “Share-Based Payment” in the first quarter of our fiscal year 2007, we changed our employee compensation practices, and those changes could make it harder for us to retain existing employees and attract qualified candidates. If we lose the services of a significant number of our employees and/or if we cannot hire additional employees of the same caliber, we will be unable to increase our sales or implement or maintain our growth strategy.

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

Our lengthy and unpredictable sales cycle and the large size of some orders, make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations, which could harm our stock price.

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

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of April 6, 2008. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the fiscal year ended April 6, 2008, our top three customers together accounted for approximately 19% of our revenue.

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

Acquisitions are an important element of our strategy. We may not find suitable acquisition candidates and we may not be successful in integrating the operations of acquired companies and acquired technology.

Part of our growth strategy is to pursue acquisitions. We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that we will find suitable acquisition candidates or that acquisitions we complete will be successful. Assimilating previously acquired companies such as Sabio Labs, Inc. (“Sabio”), Rio Design Automation, Inc. (“Rio”), Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	adverse effects on existing licensor or supplier relationships, such as termination of certain license agreements;

•	difficulties in integrating or retaining key employees of the acquired company;

•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in our best interest if our interests change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	potential dilution to existing stockholders if we incur debt or issue equity securities to finance acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer and smaller design geometries on a large scale.

Our customers are currently working on a range of design geometries, including without limitation 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and other smaller design geometries. Notwithstanding our efforts to support 65-nanometer, and other smaller design geometries, customers may fail to adopt these geometries on a large scale and we may be unable to persuade our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer and other smaller design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Our operating results will be harmed if chip designers do not adopt or continue to use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products.

Blast Fusion has accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, the Quartz family of products and Titan will account for most of our revenue for the foreseeable future. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, FineSim, the Quartz family of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products, our operating results will be significantly harmed.

In the event that the changes we made to our organizational structure in fiscal 2006 and in fiscal 2008 result in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed.

We changed our organizational structure in fiscal 2006 to establish major business units that are responsible for our various products, and we made some additional changes to our organizational structure in fiscal 2008. If this organizational structure results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, if this organizational structure is not successful, we could experience delays in new product development that could cause us to lose customer orders and thereby could harm our operating results.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East and North Korea, recent problems with the financial system, such as problems involving banks as well as the mortgage markets, global climate change and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political, social, and environmental turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

In fiscal 2008, we generated 40% of our total revenue from sales outside North America, compared to 32% in fiscal 2007 and 33% in fiscal 2006. While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins.

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

We have incurred and will continue to incur significant costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, required changes in the corporate governance practices of public companies, which increased our legal and financial compliance costs. In particular, we have incurred and will continue to incur administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. In addition, we incur other costs associated with our public company reporting requirements.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

While we have determined in our Management’s Report on Internal Control over Financial Reporting included in this Annual Report, that our internal control over financial reporting was effective as of April 6, 2008, we must continue to monitor and assess our internal control over financial reporting. A failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Stock Market and penalties or other adverse consequences under our existing contractual arrangements. In particular, pursuant to the indenture for the 2% Convertible Senior Notes due May 15, 2010 (the “2010 Notes”), if we fail to file our annual or quarterly reports in accordance with the terms of that indenture, or if we do not comply with certain provisions of the Trust Indenture Act specified in the indenture, after the passage of certain periods of time at the election of a certain minimum number of holders of the 2010 Notes, we may be in default under the indenture unless we pay a fee equal to 1% per annum of the aggregate principal amounts of the 2010 Notes, or the extension fee, to extend the default date. Even if we pay the applicable extension fee, we will eventually be in default for these filing failures if sufficient time passes and we have not made the applicable filing.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price declined significantly for several years due to market conditions and had recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our financial results for fiscal year 2008 (including our backlog as of April 6, 2008, which backlog is described in Item 1 above) as well as our outlook for fiscal year 2009.

As a result, many of our outstanding stock options have exercise prices per share that are currently below the trading price per share of our common stock. Therefore, we may be forced to grant additional options to retain employees. This in turn could result in:

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

Until April 2, 2006, we accounted for the issuance of employee stock options under principles that did not require us to record compensation expense for options granted at fair market value. In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Under SFAS 123R, companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We adopted the new rules in the first quarter of our fiscal year 2007. This change in accounting treatment has resulted and will continue to result in significant additional compensation expense compared to prior periods and has adversely affected and will likely continue to adversely affect our reported results of operations and hinder our ability to achieve profitability. We are continuing to assess the full impact of the adoption of SFAS 123R on our business practices and, as part of that assessment, have changed our employee compensation practices by, for example, issuing more restricted stock and fewer stock options. These changes could make it harder for us to retain existing employees and attract qualified candidates.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. However, in the first quarter of fiscal 2008, we decreased our workforce by 21 employees; and in May 2008, we initiated a restructuring plan and expected to incur restructuring charges of approximately $1.2 million to $2.2 million in fiscal 2009 primarily for employee termination costs. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

If chip designers and manufacturers do not integrate our software into existing design flows, or if other software companies do not cooperate in working with us to interface our products with their design flows, demand for our products may decrease.

To implement our business strategy successfully, we must provide products that interface with the software of other electronic design automation software companies. Our competitors may not support efforts by us or by our customers to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to persuade customers to adopt our software products instead of those of competitors (including competitors offering a broader set of products), or if we are unable to persuade other software companies to work with us to interface our software to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of April 6, 2008, we had approximately $6.3 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

A portion of our marketable securities is invested in auction rate securities. Failures in these auctions may affect our liquidity and value of these investments.

A portion of our marketable securities portfolio is invested in auction rate securities which are structured to provide liquidity through an auction process that resets the applicable interest rate generally every 28 days. During the fourth quarter of fiscal 2008, the $18.35 million auction rate securities held by us failed auction due to sell orders exceeding buy orders. These auctions have historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of April 6, 2008. Based on an impairment analysis performed during the fourth quarter of fiscal 2008, we have recorded temporary unrealized losses of $0.8 million in other comprehensive income as a reduction in stockholders’ equity. If a certain concentration of the underlying reference portfolios default, if the issuing agent fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge, which could materially affect our results of operations and financial condition.

The convertible notes we issued in March 2007 must be repaid in cash in May 2010, if they are not redeemed or converted into shares of our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price.

In May 2003, we issued $150.0 million principal amount of the Zero Coupon Convertible Subordinated Notes due May 15, 2008 (the “2008 Notes”). In May 2005, we repurchased, in privately negotiated transactions, $44.5 million face amount (or approximately 29.7% of the total) of the 2008 Notes at an average discount to face value of approximately 22%. In addition, in May 2006, we repurchased another $40.3 million face amount (approximately 38.2% of the remaining principal) of the 2008 Notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $34.8 million and $35.0 million, respectively, on the repurchases in May 2005 and May 2006. In March 2007, we exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. We repaid the $15.2 million remaining principal amount of the 2008 Notes in full in May 2008 and we will be required to repay the $49.9 million principal amount of the 2010 Notes in full in May 2010 unless the holders of those notes elect to convert them into shares of our common stock before the repayment dates or these notes are otherwise redeemed. The conversion price is $15.00 for the 2010 Notes, subject to adjustment in certain circumstances. If the price of our common stock does not rise above the applicable conversion price, conversion of the notes is unlikely and we would be required to repay the principal amounts of the notes in cash.

We may have insufficient cash flow to meet our debt service obligations, including payments due on our convertible notes.

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, due on our outstanding 2010 Notes. The 2010 Notes have an aggregate outstanding principal amount of $49.9 million and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing on May 15, 2007. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the 2010 Notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure that we will be able to make required principal and interest payments on the 2010 Notes when due.

The conversion of our outstanding convertible notes would result in dilution to our current stockholders, and there may be additional dilution to our current stockholders upon achievement of various milestones pursuant to our mergers and acquisitions.

The terms of the 2010 Notes permit the holders to convert the 2010 Notes into shares of our common stock. The 2010 Notes are convertible into shares of our common stock at an initial conversion price of $15.00 per share, which would result in an aggregate of approximately 3.3 million shares of our common stock being issued upon conversion, subject to adjustment. Upon the occurrence of certain triggering events, approximately 1.1 million additional shares of our common stock may be issued upon conversion of the 2010 Notes. The conversion of some or all of the 2010 Notes will dilute the voting power and ownership interest of our existing stockholders. Sales in the public market of a substantial number of shares of our common stock issuable upon conversion of the 2010 Notes, or the perception that such sales may occur, could cause the market price of our common stock to decline and could increase the fluctuations in our stock price. In addition, there may be additional dilution to our current stockholders upon achievement of various milestones pursuant to our mergers and acquisitions, and such dilution would also dilute the voting power and ownership interest of our existing stockholders and could cause the market price of our common stock to decline and could increase the fluctuations in our stock price.

We may be unable to meet the requirements under the indentures to purchase our 2010 Notes upon a change in control.

Upon a change in control, which is defined in the indentures relating to the 2010 Notes to include some cash acquisitions and private company mergers, note holders may require us to purchase all or a portion of the notes they hold. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Future credit agreements or other agreements relating to our indebtedness might prohibit the redemption or repurchase of the notes and provide that a change in control constitutes an event of default. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would possibly limit or prohibit payments to note holders. Our obligation to offer to purchase the notes upon a change in control would not necessarily afford note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Failure to obtain export licenses could harm our business by preventing us from licensing or transferring our technology outside of the United States.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

Our corporate headquarters are located in San Jose, California, where we occupy approximately 106,854 square feet under two leases, both of which expire on October 31, 2011. We have North American sales offices in California, North Carolina, Pennsylvania, Texas, Washington and Canada. In addition, we have European offices in Germany, the Netherlands, France and the United Kingdom, offices in Israel and the United Arab Emirates, and Asian offices in China, India, Japan, South Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3. LEGAL	PROCEEDINGS

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, as of April 6, 2008, we recorded a liability of $1.1 million to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and have not recorded any liabilities related to other contingencies. However, any estimates of losses or any such recording of legal settlement exposure is not assurance that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. Plaintiffs filed a motion for preliminary approval of the settlement on June 6, 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. We anticipate that plaintiff will file a motion for preliminary approval of the settlement on June 18, 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is listed below.

The following table provides the names, offices, and ages of each of our executive officers as of June 2, 2008:

Name	Age	Position
Rajeev Madhavan	42	Chief Executive Officer and Chairman of the Board of Directors
Roy E. Jewell	53	President, Chief Operating Officer and Director
Peter S. Teshima	50	Corporate Vice President, Finance and Chief Financial Officer
Bruce Eastman	53	Corporate Vice President, Worldwide Sales
David H. Stanley	61	Corporate Vice President, Corporate Affairs and Secretary

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

Roy E. Jewell has served as our President since May 2001 and as one of our directors since July 2001. Mr. Jewell has served as our Chief Operating Officer since March 2001. From March 1999 to September 2000, Mr. Jewell served as the Chief Executive Officer at a company he co-founded, Clarisay, Inc., a supplier of surface acoustic wave filters. From January 1998 to March 1999, Mr. Jewell was a member of the CEO Staff at Avant! Corporation, a provider of software products for integrated circuit designs. From July 1992 to January 1998, Mr. Jewell was the President and Chief Executive Officer of Technology Modeling Associates, Inc., or TMA, subsequently acquired by Avant! Corporation. Prior to that time, Mr. Jewell served in various marketing positions at TMA.

Peter S. Teshima has served as our Corporate Vice President, Finance and Chief Financial Officer since April 2006. He served as our Vice President, Finance from August 2004 to April 2006. As our Vice President, Finance, he managed Magma’s worldwide finance organization. From January 2003 to August 2004, he served as Chief Operating Officer and Chief Financial Officer for Hier Design, Inc., a provider of electronic design automation design planning software targeted at the field programmable gate array market space. From February 2000 to December 2002, Mr. Teshima was Chief Financial Officer and Vice President of Finance and Administration at InTime Software, Inc., a provider of electronic design automation software. From November 1998 to January 2000, Mr. Teshima served as the Chief Financial Officer and Vice President of Finance and Administration of Cyclone Commerce, a provider of e-commerce and business to business software applications and products. From 1997 to 1998, Mr. Teshima served as Chief Financial Officer and Vice President of Finance and Administration of Avant! Corporation. Mr. Teshima’s prior experience includes serving as Chief Financial Officer at interHDL Inc., and High Level Design Systems.

Bruce Eastman has served as our Corporate Vice President, Worldwide Sales since April 2008. From September 2005 to April 2008, he served as an advisor to Silicon Navigator, Inc., a provider of electronic design automation software, as well as various other technology startups. From about May 2001 to September 2005, he served as President and Chief Executive Officer of Hitachi Storage Software, Inc., a provider of IT storage management products and an independent subsidiary of Hitachi, Ltd. From September 1999 to May 2001,

Mr. Eastman served as a founder and Chief Executive Officer of Comstock Systems, an IT management company which was acquired by Hitachi, Ltd. Mr. Eastman has extensive experience in sales and sales management in the electronic design automation industry. His prior experience includes experience in sales management with ECAD through that company’s initial public offering and eventual merger with SDA to form Cadence Design Systems, Inc. While at Cadence, he served as Vice President of Worldwide Major Accounts and Technology Partners. He later served as Vice President of North America Sales for Quickturn Systems through its initial public offering, and as Executive Vice President of Sales for Avant! Corporation, which went public during his tenure. His prior experience also includes having served as Worldwide Vice President of Sales of InterHDL, which was acquired by Avant! Corporation, and also as Worldwide Vice President of Sales and Marketing of Silicon Architects, which was acquired by Synopsys.

David H. Stanley has served as our Corporate Vice President, Corporate Affairs since November, 2005 and as our Corporate Secretary since January 2006. From April 2005 to November 2005, Mr. Stanley served as a legal consultant to us. From July 2004 to April 2005, Mr. Stanley was an independent legal advisor. Prior to that, Mr. Stanley was our Director for Corporate Development and Strategy from August 2003 to June 2004, in which position Mr. Stanley worked on mergers and acquisitions. From September 1999 until April 2003, Mr. Stanley was general counsel of COLO.COM, a collocation space provider. From October 1997 to September 1999, Mr. Stanley was the general counsel and a member of the CEO Staff of Avant! Corporation. Mr. Stanley received an A.B. degree in economics from Dartmouth College in Hanover, New Hampshire, and a J.D. degree from the University of San Francisco.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “LAVA”. Public trading in our common stock commenced on November 20, 2001. Prior to that, there was no public market for our common stock. As of June 2, 2008, there were 543 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2008:
Fourth quarter	$13.42	$8.48
Third quarter	$15.40	$11.35
Second quarter	$15.44	$12.02
First quarter	$15.70	$11.64

Fiscal 2007:
Fourth quarter	$8.95	$6.50
Third quarter	$9.58	$6.49
Second quarter	$9.89	$8.28
First quarter	$12.35	$8.13

The following graph compares the cumulative 5-year total return to holders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes that the value of the investment in our common stock and in each index was $100 on March 31, 2003 and tracks it (including reinvestment of dividends) through April 6, 2008. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the common stock.

	3/31/03	3/31/04	3/31/05	4/2/06	4/1/07	4/6/08
Magma Design Automation, Inc.	100.00	269.42	153.16	111.61	154.32	130.58
NASDAQ Composite	100.00	151.41	152.88	181.51	190.24	177.63
NASDAQ Computer & Data Processing	100.00	125.27	135.69	157.98	172.44	164.86

*	$ 100 Invested on 3/31/03 in stock or index-including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this Annual Report by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 7 – January 31, 2008	7,934	$3.80	0	N/A
February 1 – February 29, 2008	338,945	$10.20	298,000	N/A
March 1 – April 6, 2008	210,877	$9.74	201,500	N/A

Total	557,756	$10.08	499,500	N/A

*	Includes purchases of 499,500 shares of treasury stock at an average price of $9.98 in the open market pursuant to the repurchase program announced in February 2008, and 50,515 shares repurchased at prices ranging from $10.07 to $11.52, the fair market value on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated balance sheet data as of April 6, 2008 and April 1, 2007 and selected consolidated statements of operations data for the years ended April 6, 2008, April 1, 2007 and April 2, 2006, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of April 2, 2006, March 31, 2005 and March 31, 2004 and the selected consolidated statements of operations data for the years ended March 31, 2005 and 2004 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006	March 31, 2005	March 31, 2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$214,419	$178,153	$164,044	$145,941	$113,729
Cost of revenue(1)	$49,354	$54,579	$41,715	$22,216	$16,647
Operating income (loss)(1)(2)(3)	$(24,732)	$(67,773)	$(26,529)	$(5,654)	$13,633
Other income (expense), net(4)	$(1,037)	$7,269	$8,141	$209	$1,418
Net income (loss)	$(30,835)	$(61,185)	$(20,937)	$(8,581)	$11,475
Net income (loss) per share—basic	$(0.76)	$(1.67)	$(0.61)	$(0.25)	$0.36
Net income (loss) per share—diluted	$(0.76)	$(1.67)	$(0.61)	$(0.25)	$0.29

	As of
	April 6, 2008	April 1, 2007	April 2, 2006	March 31, 2005	March 31, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$67,508	$56,038	$97,158	$135,518	$150,842
Total assets	$244,296	$239,646	$284,064	$319,224	$314,475
Convertible notes, net	$63,734	$63,077	$105,500	$150,000	$150,000
Other non-current liabilities	$14,243	$4,689	$5,727	$1,749	$5,999
Total stockholders’ equity	$107,228	$82,767	$113,903	$121,399	$117,739

(1)	We adopted SFAS 123R, “Share-Based Payment” on April 3, 2006 using the modified prospective transition method, under which we began recognizing compensation expense for stock-based awards granted on or after April 3, 2006 and unvested awards granted prior to April 3, 2006.
(2)	Includes a charge of $12.5 million relating to litigation settlement expense for fiscal 2007.
(3)	Includes charges of $2.3 million, $1.3 million, $0.5 million $4.4 million and $0.2 million for fiscal 2008, 2007, 2006, 2005 and 2004, respectively, for in-process research and development.
(4)	Includes gains on extinguishment of convertible notes of $6.5 million and $8.8 million for fiscal 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation section should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and results appearing elsewhere in this Annual Report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can often identify these and other forward looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue, completion of in-process development of products, research and development expense, sales and marketing expense, general and administrative expense, cash expenditures, various other operating expenses and acquisitions.

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report and the following factors:

•	competition in the EDA market;

•	our ability to integrate acquired businesses and technologies;

•	negative effects of past and future changes to our organizational structure;

•	litigation, including potentially higher-than-anticipated costs of litigation and future litigation about which we are unaware;

•	potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting;

•	changes in laws and regulations, including export control laws and tax regulations;

•	any delay of customer orders or failure of customers to renew licenses;

•	delays or defaults in customer payments;

•	weaker-than-anticipated sales of our products and services;

•	higher-than-expected costs of providing support services for our products; adverse pricing pressure;

•	difficulties in developing and achieving market acceptance of new products and delays in planned release dates of our software products and upgrades;

•	risks relating to conducting business internationally, including currency risks;

•	weakness in and the cyclical nature of the communications, computing, consumer electronics, networking or semiconductor industries;

•	our ability to manage expanding operations;

•	our ability to attract and retain key personnel, including management, technical, marketing and sales personnel needed to operate our company successfully;

•	product defects;

•	our ability to protect our intellectual property;

•	our ability to attract sufficient capital on reasonable terms in the future;

•	terrorism or natural disasters such as earthquakes;

•	and changes in accounting rules.

We undertake no additional obligation to update these forward-looking statements.

Change in Fiscal Year End

We have a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. Our fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. Our fiscal year 2008 consisted of 53 weeks. The result of the additional week was included in this Annual Report, and did not have a material impact on our consolidated financial position or results of operations.

On January 28, 2008, our Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the first Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. Information covering the transition period from April 7, 2008 to May 4, 2008 will be included in our quarterly report on Form 10-Q for the quarterly period ending August 3, 2008, the first quarterly report of our newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending May 3, 2009.

Executive Summary

We provide EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See Item 1, “Business” for a more complete description of our business.

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

Our accomplishments during fiscal 2008 include:

•	We successfully completed three transactions during fiscal 2008 to broaden our product offerings and to incorporate key technologies into our existing products.

•

The number of our employees increased to 1,030 as of April 6, 2008, up from 843 as of April 1, 2007. Most of the increase in employees represents additions to our R&D and application engineering organizations. We believe our investments in these organizations will enable us to continue to provide advanced design solutions for our customers in all key areas of chip design.

•

Revenue for fiscal 2008 was $214.4 million, an increase of 20% from the prior year. Licenses and bundled licenses and services sales for fiscal 2008 and 2007 accounted for approximately 84% and 81%, respectively, of our revenue. For fiscal 2008, 61% of our revenue was derived from orders recognized on a ratable basis or due-and-payable or cash-receipts basis, and 23% of our revenue was derived from short-term time-based and perpetual licenses recognized up-front (of which 19% of our revenue was from new contracts entered into during fiscal 2008 and the remaining 4% of our revenue from orders received prior to fiscal 2008 but recognized as revenue in fiscal 2008).

•

Domestic sales revenue increased by $6.0 million or 5% in fiscal 2008 compared to the prior year. This increase was primarily due to large orders executed during fiscal 2008 in North America. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued use of existing and new Magma products among their design group designers.

•

For fiscal 2008, cash flows generated from operations were $13.2 million, or 6% of fiscal 2008 revenue. If excluding the $12.5 million one-time payment on Synopsys litigation settlement, the cash flows generated from operations for fiscal 2008 would have been $25.7 million, or 12% of fiscal 2008 revenue.

Recent Acquisitions

During fiscal 2008, we acquired companies and purchased technologies that enable us to expand into new markets. We believe that these acquisitions will be a significant factor in Magma’s ability to compete successfully in the EDA industry and we expect to make similar acquisitions in the future. These acquisitions have increased the number of our employees and, as a result, increased our research and development and sales and marketing expenses. These acquisitions may decrease our liquidity in the short term if earnout milestones are achieved and we are required to pay contingent cash consideration under the terms of the applicable acquisition agreements.

On February 26, 2008, we acquired Sabio Labs, Inc., a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, port complex circuits to new process technologies in foundries efficiently, and explore system design trade-offs early in the design process. The total purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of our common stock valued at $16.2 million and transaction costs of $270,000. As part of the initial consideration, 127,000 shares of our common stock valued at $1.3 million was associated with employee retention and will be earned and recorded as compensation expenses in accordance with such employees’ vesting schedules. In addition, we agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at our discretion, to the former Sabio stockholders upon achieving certain product integration and booking milestones.

On September 19, 2007, we acquired Rio Design Automation, Inc., a privately-held EDA software company that provides package-aware chip design software. Rio’s software enables designers to analyze and optimize integrated circuit design within the context of the package and electronic system, further expanding our product offering. Prior to acquiring Rio, we had an 18% ownership interest in Rio. The total purchase price for the step acquisition was $4.5 million, consisting of $526,000 in cash, approximately 278,700 shares of our common stock valued at $3.8 million, and transaction costs of $168,000.

On April 13, 2007, we acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, we paid total consideration of $200,000 in cash. Based on management’s estimates and appraisal, the $200,000 consideration was allocated to patents and intellectual property.

During fiscal 2008, a total of $9.6 million in gross contingent cash consideration and a total of $3.8 million in gross contingent stock consideration were earned by various acquired businesses upon their achievement of certain milestones under various prior asset purchase and business combination agreements.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, allowance for doubtful accounts, cash equivalent, short-term and long-term investments, strategic investments, asset purchases and business combinations, valuation of long-lived assets and income taxes to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable.” These judgments are discussed below.

The fee is fixed or determinable.    With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of software (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue is recognized when customer installments are due and payable.

In order for an arrangement to be considered to have fixed or determinable fees, 100% of the license, services and initial post contract support fee is to be paid within one year or less from the order date. We have a history of collecting fees on such arrangements according to contractual terms. Arrangements with payment terms extending beyond twelve months are considered not to be fixed or determinable.

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

Licenses revenue and bundled licenses and services revenue

We derive license revenue primarily from licenses of our design and implementation software and, to a lesser extent, from licenses of our analysis and verification products. We license our products under time-based and perpetual licenses whereby license revenue is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed or determinable, collection is probable and there are no remaining obligations other than maintenance.

For perpetual licenses and unbundled time-based license arrangements, where maintenance is included for the first period of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us, the stated rate for maintenance renewal is vendor-specific objective evidence (“VSOE”) of the fair value of maintenance in these arrangements. For these arrangements license revenue is recognized using the residual method in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. Where an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

For transactions that include bundled maintenance for the entire license term we have no VSOE of fair value of maintenance. Therefore, we recognize license revenue ratably over the maintenance period. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the arrangement fee is due within one year of the contract date—we recognize revenue to the extent of the lesser of the amount due and payable or the ratable portion. We classify the revenue recognized from these transactions separately as bundled licenses and services revenue in our consolidated statements of operations.

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

As of April 6, 2008, two of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

Cash equivalent, short-term investments and long-term investments

We account for our investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with unrealized gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our consolidated balance sheets.

The fair value of our investments is generally determined from quoted market prices based upon transactions in active markets. We have investments in auction rate securities recorded at cost, which approximates fair market value (unless the auction fails) due to their variable interest rates, which reset through an auction process generally every 28 days. When auctions fail, trading essentially ceases and the securities are deemed to be not liquid, we may use other alternatives, such as broker-dealer valuation methodologies, to determine the fair value of these securities, which could be materially different from the actual market performance of these securities.

We periodically evaluate our investments for possible other than temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to the extent that the carrying value of the securities exceeds the estimated fair market value of the securities. Assessing the above factors involves inherent uncertainty. Write-downs, if recorded, could be materially different from the actual market performance of investments in our portfolio, if, among other things, relevant information related to our investments was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different from what was reflected in our historical income tax provisions.

We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

On April 2, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Under FIN 48, we are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit. At April 2, 2007, we had approximately $10.4 million of gross unrecognized tax benefits, $3.5 million of which, if recognized, would favorably affect our effective tax rate in future periods. Upon adoption of FIN 48, we also recognized additional long-term income tax assets of $6.9 million and additional long-term income tax liabilities of $6.9 million to present the unrecognized tax benefits as gross amounts on the consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expenses. As of April 6, 2008, we had approximately $0.35 million of accrued interest and penalties related to uncertain tax positions.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $2.2 million at April 6, 2008. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, or where we have significant influence on the investee’s operating or financial decisions, we record our share of net equity income (loss) of the investee based on our proportionate ownership. During the second quarter of fiscal 2008, with the purchase of the remaining 82% ownership of one of our equity investments, Rio Design Automation, Inc., we ceased accounting for our investment in Rio under the equity method and began accounting for our 100% ownership on a consolidated basis. The equity investment balance of $220,000 on the acquisition date was reclassified from other assets and was allocated to the book value of the previously owned assets and liabilities on our consolidated balance sheets. We recorded $0.5 million of net loss on our equity investments during fiscal 2008.

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We did not record any impairment charges related to these non-marketable equity investments during fiscal 2008.

Results of Operations

Revenue overview

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”), where we do not have VSOE of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with unbundled license arrangements. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above under the heading “Critical Accounting Policies and Estimates.” For management reporting and analysis purposes we classify our revenue into the following four categories:

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

	Year Ended April 6, 2008	% of Revenue	Year Ended April 1, 2007	% of Revenue	Year Ended April 2, 2006	% of Revenue
Revenue category:

Licenses and bundled licenses and services revenue
Ratable	$43,859	20%	$33,199	19%	$34,123	21%
Due & Payable	81,320	38%	75,506	42%	55,004	34%
Cash Receipts	6,116	3%	9,199	5%	8,465	5%
Up-Front*	48,282	23%	27,012	15%	41,659	25%

	179,577	84%	144,916	81%	139,251	85%
Services revenue	34,842	16%	33,237	19%	24,793	15%

Total Revenue	$214,419	100%	$178,153	100%	$164,044	100%

*	Includes $40,278 or 19% of revenue from new contracts for fiscal 2008, $32,141 or 18% of revenue from new contracts for fiscal 2007 and $50,552 or 31% of revenue from new contracts for fiscal 2006.

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

Cash Receipts.    We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. Such customers generally order short-term time-based licenses or separate annual maintenance. We recognize license revenue as we receive cash payments from these customers. Maintenance is recognized ratably over the maintenance term as we receive cash payments from these customers. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

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

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable or due and payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in Item 1A, “Risk Factors.”

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 (in thousands, except percentage data):

	Year Ended			% Change
	April 6, 2008	April 1, 2007	April 2, 2006	2007 / 2008	2006 / 2007
Revenue:
Licenses	$139,062	$101,991	$86,418	36%	18%
Bundled licenses and services.	40,515	42,925	52,833	(6)%	(19)%
Services	34,842	33,237	24,793	5%	34%

Total revenue	214,419	178,153	164,044	20%	9%
Cost of revenue
Licenses	19,151	24,125	16,267	(21)%	48%
Bundled licenses and services.	9,474	12,935	13,404	(27)%	(4)%
Services	20,729	17,519	12,044	18%	46%

Total cost of revenue	49,354	54,579	41,715	(10)%	31%

Gross profit	$165,065	$123,574	$122,329	34%	1%

Percentage of total revenue:
Licenses revenue	65%	57%	53%
Bundled licenses and services revenue	19%	24%	32%
Services revenue	16%	19%	15%
Cost of revenue	23%	31%	25%
Gross profit	77%	69%	75%

We market our products and related services to customers in four geographic regions: North America, Europe (Europe, the Middle East and Africa), Japan, and Asia-Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth the fluctuations in geographic distribution of revenue from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 (in thousands, except percentage data):

	Year Ended			% Change
	April 6, 2008	April 1, 2007	April 2, 2006	2007 / 2008	2006 / 2007
Revenue:
Domestic	$127,664	$121,633	$109,434	5%	11%
International	86,755	56,520	54,610	54%	4%

Total revenue	$214,419	$178,153	$164,044	20%	9%

Percentage of total revenue:
Domestic	60%	68%	67%
International	40%	32%	33%
Total revenue	100%	100%	100%

Revenue

•

Licenses revenue increased by 36% in fiscal 2008 compared to fiscal 2007 primarily due to large orders executed during fiscal 2008 in all regions. These orders came from new and existing customers who extended license periods or added license capacity due to the continued use of existing and new Magma products among their design group designers. We do not factor any of our receivables to obtain revenue. No customer accounted for greater than 10% of total revenue for fiscal 2008. Licenses revenue as a percentage of total revenue increased by 8% in fiscal 2008 compared to fiscal 2007.

License revenue increased by 18% in fiscal 2007 compared to fiscal 2006 primarily due to large orders executed during fiscal 2007 in North America, Japan and Asia-Pacific. These orders came from new customers and existing customers who extended license periods and added license capacity due to the continued use of existing and new Magma products, among their design group designers. We do not factor any of our receivables to obtain revenue. The increase in domestic revenue was partially offset by a decrease in revenue from Europe in fiscal 2007 compared to fiscal 2006. No customer accounted for greater than 10% of total revenue for fiscal 2007 and one customer accounted for greater than 10% of total revenue for fiscal 2006. License revenue as a percentage of revenue increased by 4% in fiscal 2007 compared to fiscal 2006.

•

Bundled licenses and services revenue decreased by 6% in fiscal 2008 compared to fiscal 2007 primarily due to a decrease in bundled licenses and services revenue in North America, Japan and Asia-Pacific, partially offset by an increase in bundled licenses and services revenue in Europe. The decreases were primarily driven by revenue from a few large orders executed during fiscal 2007 that either shifted to unbundled license revenue or ended in fiscal 2008. Bundled licenses and services revenue as a percentage of total revenue decreased by 5% in fiscal 2008 compared to fiscal 2007.

Bundled licenses and services revenue decreased by 19% in fiscal 2007 compared to fiscal 2006 primarily driven by revenue from a few large orders executed during fiscal 2006 that either shifted to unbundled license revenue or ended in fiscal 2007. Bundled licenses and services revenue decreased in all regions except Asia-Pacific. Bundled licenses and services revenue came from new customers and existing customers extending license periods. Bundled licenses and services revenue as a percentage of revenue decreased by 8% in fiscal 2007 compared to fiscal 2006.

•

Services revenue increased by 5% in fiscal 2008 compared to fiscal 2007 primarily due to a $1.2 million increase in maintenance revenue and a $0.4 million increase in consulting and training revenue, primarily driven by large orders of a few of our customers executed during fiscal 2008 throughout all regions. Services revenue as a percentage of total revenue decreased by 3% in fiscal 2008 compared to fiscal 2007.

Services revenue increased by 34% in fiscal 2007 compared to fiscal 2006 primarily due to a $4.5 million increase in services revenue and a $3.9 million increase in maintenance revenue. The increase in maintenance revenue was primarily due to our large customers accelerating their deployment of our licenses and placing additional service orders. Services revenue as a percentage of total revenue increased by 4% in fiscal 2007 compared to fiscal 2006.

•

Domestic revenue increased by 5% in fiscal 2008 compared to fiscal 2007 primarily due to an increase in total licenses revenue and bundled licenses and services revenue from existing customers. Domestic revenue as a percentage of total revenue decreased by 8% in fiscal 2008 compared to fiscal 2007.

Domestic revenue increased by 11% in fiscal 2007 compared to fiscal 2006 primarily due to large orders executed during fiscal 2007 from a few major customers. Domestic revenue as a percentage of total revenue was approximately the same in fiscal 2007 as compared to fiscal 2006.

•	International revenue increased by 54% in fiscal 2008 compared to fiscal 2007 primarily due to an increase in purchases from new and existing customers in all three international regions.

International revenue increased by 4% in fiscal 2007 compared to fiscal 2006 primarily due to an increase in purchases from new and existing customers in Japan and Asia-Pacific, partially offset by decreases in purchases from existing customers in Europe, who required less capacity for existing licenses and fewer licenses to new technology products.

Cost of revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of licenses revenue decreased by 21% in fiscal 2008 compared to fiscal 2007, primarily due to a decrease in amortization charges related to existing intangible assets in fiscal 2008 compared to fiscal 2007 as several acquired technology licenses were fully amortized prior to or during fiscal 2008. The decreases were partially offset by increases in amortization charges related to newly acquired intangible assets and decreases in costs allocated to cost of bundled licenses and services revenue in fiscal 2008 compared to fiscal 2007.

Cost of license revenue increased by 48% in fiscal 2007 compared to fiscal 2006 primarily due to an increase in amortization charges related to new acquired intangible assets and to several existing acquired technology licenses, as we began recognizing revenue from such products that were based on these acquired technologies during fiscal 2007 or fiscal 2006. All or a portion of the amortization expenses on these existing technology assets were included in the operating expense for fiscal 2006. The remainder of the fluctuation in cost of license was accounted for by other individually insignificant items.

•

Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue decreased by 27% in fiscal 2008 compared to fiscal 2007 primarily due to decreases in allocated cost of licenses revenue in fiscal 2008 compared to fiscal 2007. Cost of bundled licenses and services revenue decreased by 4% in fiscal 2007 compared to fiscal 2006 primarily due to decreases in bundled licenses and services revenue in fiscal 2007 compared to fiscal 2006.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue increased by 18% in fiscal 2008 compared to fiscal 2007 primarily due to increases in payroll related costs and stock-based compensation expenses for application engineers resulting from increases in the number of employees and annual salary increases.

Cost of services revenue increased by 46% in fiscal 2007 compared to fiscal 2006 primarily due to increases in personnel and related costs and stock-based compensation expenses for application engineers that corresponded to higher consulting and maintenance activities in fiscal 2007 compared to fiscal 2006. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method.

Operating expenses

The table below sets forth the fluctuations in operating expenses from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 (in thousands, except percentage data):

	Year Ended			% Change
	April 6, 2008	April 1, 2007	April 2, 2006	2007 / 2008	2006 / 2007
Operating expenses:
Research and development	$76,920	$63,625	$50,085	21%	27%
Sales and marketing	70,711	60,041	46,539	18%	29%
General and administrative	31,576	42,870	39,935	(26)%	7%
Amortization of intangible assets	8,043	11,011	11,849	(27)%	(7)%
In-process research and development	2,256	1,300	450	74%	189%
Restructuring costs	291	—	—
Litigation settlement	—	12,500	—

Total operating expenses	$189,797	$191,347	$148,858	(1)%	29%

Percentage of total revenue:
Research and development	36%	36%	31%
Sales and marketing	33%	34%	28%
General and administrative	15%	24%	24%
Amortization of intangible assets	4%	6%	7%
In-process research and development	1%	1%	0%
Restructuring costs	0%	—	—
Litigation settlement	—	7%	—
Total operating expenses	89%	107%	91%

•

Research and development expense increased by $13.3 million in fiscal 2008 compared to fiscal 2007 primarily due to increases in payroll related expenses of $6.2 million, allocations of increased common expenses, such as information technology and facility related expenses, of $3.9 million, and increases in other individually insignificant items such as stock-based compensation expense and professional fees in fiscal 2008 compared to fiscal 2007. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. We increased the number of our research and development employees by 30% through direct hiring and acquisitions during fiscal 2008.

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

We expect our research and development expense in fiscal 2009 to increase moderately, but to remain at levels comparable to fiscal 2008 as a percentage of fiscal 2009 revenue.

•

Sales and marketing expense increased by $10.7 million in fiscal 2008 compared to fiscal 2007 primarily due to an increase in payroll related and commission expenses of $8.7 million, stock-based compensation expense of $1.4 million and travel expenses of $1.2 million, partially offset by a $1.0 million increase in expenses allocated to cost of services revenue (primarily application engineering costs). The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. In fiscal 2008, the number of employees in sales and marketing increased by 19% over fiscal 2007 primarily due to growth in the number of application engineer employees.

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

We expect our sales and marketing expenses in fiscal 2009 to increase moderately compared to fiscal 2008, and to remain at levels comparable to fiscal 2008 as a percentage of fiscal 2009 revenue.

•

General and administrative expense decreased by $11.3 million in fiscal 2008 compared to fiscal 2007 primarily due to a decrease of $11.5 million in legal fees related to patent litigation with Synopsys, a decrease of $2.1 million in moving expenses and write-off of unamortized leasehold improvements, and an increase of $6.0 million in allocated cost to other functional areas due to higher common expenses in fiscal 2008. The decreases were partially offset by increases in office and facility related expenses of $3.8 million, payroll related expenses of $1.2 million and other professional fees of $1.0 million in fiscal 2008. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

General and administrative expense increased by $2.9 million in fiscal 2007 compared to fiscal 2006 primarily due to increases in stock-based compensation expenses of $4.4 million, moving expenses and write-off of unamortized leasehold improvements of $2.8 million, payroll related expenses of $2.0 million, asset depreciation of $1.0 million and consulting expense of $0.9 million. The increases were partially offset by a decrease of $6.9 million in legal fees related to patent litigation with Synopsys, Inc. and other legal expenses, excluding the settlement fee of $12.5 million for the Synopsys litigation, and an increase in allocated cost to other functional areas of $2.9 million due to higher common expenses in fiscal 2007 compared to fiscal 2006. Stock-based compensation expense for fiscal 2007 was based on the SFAS 123R fair value method, while stock-based compensation expense for fiscal 2006 was based on the intrinsic value method. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

We expect our general and administrative expenses in fiscal 2009 to remain at levels comparable to fiscal 2008, and to decrease as a percentage of fiscal 2009 revenue.

•

Amortization of intangible assets decreased by 27% in fiscal 2008 compared to fiscal 2007 primarily due to several existing developed technologies and patents having been fully amortized prior to or during fiscal 2008.

Amortization of intangible assets decreased by $0.8 million in fiscal 2007 compared to fiscal 2006 primarily due to the change in classification of amortization charges relating to developed technology from operating expenses to cost of license revenue as we began recognizing revenues from products based on the developed technology during fiscal 2007 or fiscal 2006.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts, assembled workforces, no shop rights, non-competition agreements and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•

In-process research and development (“IPR&D”) expense of $2.3 million in fiscal 2008 consisted of charges of $1.6 million and $0.7 million recorded in connection with our acquisitions of Sabio and Rio, respectively, during fiscal 2008. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. IPR&D expense of $1.3 million in fiscal 2007 consisted of a charge recorded in connection with our acquisition of Knights in November 2006. IPR&D expenses of $450,000 in fiscal 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. The charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future uses. The in-process technology projects of Knights and ACAD were completed in fiscal 2008 and 2007, respectively, and we expect to bring the in-process products of Sabio and Rio to completion during fiscal 2009.

•

Restructuring costs of $0.3 million in fiscal 2008 represented employee termination charges resulting from our realignment to current business objectives. No such charge was incurred in fiscal 2007 and fiscal 2006.

•

Litigation settlement costs of $12.5 million in fiscal 2007 represented an accrued payment to Synopsys of $12.5 million toward the settlement of the patent litigation with Synopsys. The payment was made in April 2007. No such charge was incurred in fiscal 2008 and fiscal 2006.

Other items

The table below sets forth the fluctuations in other items from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 (in thousands, except percentage data):

	Year Ended			% Change
	April 6, 2008	April 1, 2007	April 2, 2006	2007 / 2008	2006 / 2007
Other income (expense), net:
Interest income	$2,021	$2,729	$2,875	(26)%	(5)%
Interest and amortization of debt discount expense	(2,467)	(723)	(849)	241%	(15)%
Gain on extinguish of debt	—	6,532	8,781	(100)%	(26)%
Other expense, net	(591)	(1,269)	(2,666)	(53)%	(52)%

Total other income (expense), net	$(1,037)	$7,269	$8,141
Income tax provision	$5,066	$1,002	$2,549	406%	(61)%

•

Interest income decreased by 26% in fiscal 2008 compared to fiscal 2007 primarily due to our lower averaged cash and investments balance resulting from our use of cash to acquire intangible assets and fixed assets, and to repurchase our common stock during fiscal 2008.

Interest income decreased by 5% in fiscal 2007 compared to fiscal 2006 primarily due to our lower cash and investments balance resulting from our use of cash to acquire intangible assets and to repurchase a portion of our 2008 Notes during fiscal 2007. The decrease was partially offset by higher interest rates on our cash and investments balance during fiscal 2007.

•

Interest expense primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and 2008 Notes. Interest expense increased in fiscal 2008 compared to fiscal 2007 primarily due to an additional $1.6 million expense related to debt discount amortization and the 2% interest payment on the 2010 Notes. The 2010 Notes offering was completed in the fourth quarter of fiscal 2007. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs and interest expenses on the line of credit and capital leases.

During fiscal 2007, we wrote off a total of $0.9 million of the unamortized debt issuance costs in connection with the portions of the 2008 Notes repurchased in May 2006 and exchanged in March 2007, resulting in less amortization on debt issuance costs for fiscal 2007 compared to fiscal 2006. The decrease was partially offset by an increase in interest expense on capital leases in fiscal 2007.

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

•

Other expense, net decreased by $0.7 million in fiscal 2008 compared to fiscal 2007 primarily due to a $0.6 million change in foreign exchange gain/loss in fiscal 2008. The changes in foreign exchange gain/loss were primarily caused by favorable exchange rate fluctuations between the U.S. Dollar and the Japanese Yen.

During fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In fiscal 2008, net foreign exchange loss totaled $110,000 and was included in other income (expense), net in our consolidated statements of operations.

Other expense, net decreased by $1.4 million in fiscal 2007 compared to fiscal 2006 primarily due to a $0.7 million decrease in loss on sale of short-term investments, a $0.4 million decrease in loss on our equity investments and a $0.3 million favorable change in foreign exchange gain/loss in fiscal 2007. The impairment charge was determined based on our periodic review of the investee company’s financial performance, financial conditions and near-term prospects. The favorable change in foreign exchange gain/loss in fiscal 2007 was caused by a favorable exchange rate fluctuation between the U.S. Dollar and the Japanese Yen.

•

Provision for income taxes.    Our effective tax rate was 19.7%, 1.7%, and 13.9% in fiscal 2008, 2007 and 2006, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, in-process research and development, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full valuation allowance. U.S. income tax expense was $5.1 million, $1.0 million, and $2.5 million in fiscal 2008, 2007 and 2006, respectively. The income tax expense is comprised primarily of alternative minimum taxes, state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes.

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

Liquidity and Capital Resources

	April 6, 2008	April 1, 2007	April 2, 2006
	(in thousands)
As of:
Cash and cash equivalents	$46,970	$45,338	$58,550
Short-term investments	3,000	10,700	38,608
Long-term investments	17,538	—	—

Cash, cash equivalents, short-term and long-term investments	$67,508	$56,038	$97,158

For the Year Ended:
Net cash provided by operating activities	$13,214	$21,315	$40,210
Net cash provided by (used in) investing activities	$(22,564)	$(8,340)	$43,082
Net cash provided by (used in) financing activities	$10,932	$(26,189)	$(45,233)

As of April 6, 2008, our total cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, was $67.5 million, as compared to $56.0 million as of April 1, 2007 and $97.2 million as of April 2, 2006. In fiscal 2008 and 2007, our primary sources of cash consisted of cash provided by operations and proceeds from issuance of common stock to employees, and our primary uses of cash consisted of the repurchase of a portion of the 2008 Notes, repurchases of our common stock, purchases of property and equipment, and payments related to business combination and intangible asset acquisitions.

Our investment portfolio consists of high-grade fixed-income securities diversified among corporate, U.S. agency and municipal issuers with maturities of two years or less. A portion of the portfolio is allocated to auction rate securities which are structured to provide liquidity through an auction process that resets the applicable interest rate generally every 28 days.

During the fourth quarter of fiscal 2008, the $18.35 million auction rate securities held by us failed auction due to sell orders exceeding buy orders. As of April 6, 2008, we have written down our auction rate securities from their par value of approximately $18.35 million to the estimated fair value of approximately $17.5 million. The $0.8 million decline in market value was deemed temporary as we believe that these investments generally are of high credit quality, as substantially all of the investments carry an AAA credit rating and are secured by pools of student loans guaranteed by state-regulated higher education agencies and reinsured by the U.S. Department of Education. In addition, we have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.8 million in other comprehensive loss as a reduction in stockholders’ equity. The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Based on our ability to access our cash, cash equivalents and short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

As of April 6, 2008, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months, as well as the repayment of the remaining 2008 Notes, which we completed in May 2008. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $8.1 million in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to a $36.5 million increase in payments on accounts payable and accrued liabilities balances (including the $12.5 million one-time payment on the Synopsys litigation settlement), and a $7.1 million increase in costs and expenses in fiscal 2008. These decreases in cash flow were partially offset by a $36.2 million increase in cash from customers in fiscal 2008. The increase in cash from customers was primarily due to growth in revenue and strong cash collections in fiscal 2008. The decrease in accrued liabilities balances in fiscal 2008 was primarily due to payments on legal fees, employee bonuses and the Synopsys litigation settlement fee of $12.5 million.

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

Net cash provided by/used in investing activities

Net cash used in investing activities was $22.6 million in fiscal 2008. We used a total of $8.3 million in cash to make earnout payments relating to prior acquisitions, acquire Rio, purchase technology licenses and made an investment of $1.3 million in a privately held technology company for business and strategic purposes. We also acquired property and equipment totaling $7.2 million in cash and $2.9 million through capital leases. The primary sources of cash were the net proceeds of $10.6 million from sales of marketable securities and the $4.9 million from the releases of restricted cash. In connection with the establishment of the $10.0 million credit facility in July 2007, we are no longer required to maintain restricted cash balances relating to the $1.9 million letters of credit and to the $3.0 million borrowing under the prior credit facility which was paid off in the second quarter of fiscal 2008. We expect to make capital expenditures of approximately $8.3 million during fiscal 2009. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash used in investing activities was $8.3 million in fiscal 2007. We used a total of $25.3 million in cash to acquire Knights, purchase technology licenses and make earnout payments relating to prior acquisitions and made an investment of $0.9 million in a privately held technology company for business and strategic purposes. We also acquired property and equipment totaling $5.4 million in cash and $2.8 million through capital leases. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. In addition, in connection with the $3.0 million borrowings under the line of credit and our entry into two new office leases, we maintain restricted cash of $4.7 million as securities to the borrowings and deposits for the new leases. The primary source of cash was the net proceeds of $28.0 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the 2008 Notes.

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

Net cash provided by/used in financing activities

Net cash provided by financing activities was $10.9 million in fiscal 2008. The primary source of cash was $21.4 million in net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during fiscal 2008. We used $5.0 million to repurchase 499,500 shares of our common stock in the open market. In addition, we used $3.0 million to payoff the borrowings under our line of credit facility and made payments of $2.4 million on our capital lease obligations.

Net cash used in financing activities was $26.2 million in fiscal 2007. We used $35.0 million to repurchase a portion of 2008 Notes and received net proceeds of $84,000 from termination of the related portion of the bond hedge and warrant, incurred $1.0 million of debt issuance costs in connection with the exchange of a portion of our 2008 Notes, and made payments of $1.5 million on our capital lease obligations. The primary sources of cash were $3.0 million borrowings under the line of credit and $8.2 million in net cash received from the exercise of stock options and purchases of shares under the employee stock purchase plan during the period.

Net cash used in financing activities was $45.2 million in fiscal 2006. We used $34.8 million to repurchase a portion of our 2008 Notes and received net proceeds of $140,000 from termination of the related portion of the bond hedge and warrant. In addition, we used $16.0 million to repurchase 2,000,000 shares of our common stock in the open market, as authorized by our Board of Directors in April 2005, and made payments of $0.8 million on our capital lease obligations. The primary source of cash was $6.3 million in net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during the period.

Convertible notes

On May 22, 2003, we issued $150.0 million principal amount of the 2008 Notes resulting in net proceeds of approximately $145.1 million. The 2008 Notes did not bear coupon interest and were convertible into shares of our common stock at an initial conversion price of $22.86 per share. In order to minimize the dilutive effect from the issuance of the 2008 Notes, we entered into convertible bond hedge and warrant transactions with Credit Suisse First Boston International (“CSFB International”). Under the convertible bond hedge arrangement, CSFB International agreed to sell us, for $22.86 per share, up to 6.56 million shares of our common stock to cover our obligation to issue shares upon conversion of the 2008 Notes. In addition, we issued CSFB International a warrant to purchase up to 6.56 million shares of common stock for a purchase price of $31.50 per share. The net cost incurred in connection with these arrangements, which consists of the $56.2 million cost of the convertible bond hedge, offset in part by the $35.9 million proceeds from the issuance of the warrant, was approximately $20.3 million.

In May 2005, we repurchased $44.5 million face amount (or approximately 29.7% of the principal amount) of the 2008 Notes at an average discount to face value of approximately 22%. We spent an aggregate of approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million aggregate principal amount of the 2008 Notes outstanding. At the same time we terminated a corresponding portion of the hedging arrangements.

In May 2006, we repurchased an additional $40.3 million face amount (or approximately 38.2% of the remaining principal amount) of the 2008 Notes at an average discount to face value of approximately 13%. We spent an aggregate of approximately $35.0 million on the repurchase. The repurchase left approximately $65.2 million aggregate principal amount of the 2008 Notes outstanding. At the same time we terminated a corresponding portion of the hedging arrangements.

In March 2007, we exchanged an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal amount) of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. At the same time we terminated a corresponding portion of the hedging arrangements. The 2010 Notes bear interest at 2% per annum and are convertible into shares of our common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 3.33 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank senior in right of payment to the 2008 Notes and junior in right of payment to Magma’s $10.0 million revolving line of credit facility. After May 20, 2009, we will have the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision which allows us, at our option, in lieu of delivery of some or all of the shares of common stock otherwise issuable upon conversion of the 2010 Notes, to pay holders of the 2010 Notes in cash for all or a portion of the principal amount of the converted 2010 Notes and any amounts in excess of the principal amount which are due.

Approximately $15.2 million principal amount of the 2008 Notes was due on May 15, 2008, and approximately $49.9 million principal amount of the 2010 Notes remain due on May 15, 2010, unless the holders of those notes elect to convert them into our common or the notes are otherwise redeemed before their respective repayment dates. We repaid the $15.2 million principal amount of the 2008 Notes in May 2008. The remaining portion of the hedging arrangements expired at the same time.

Repurchases of common stock

On February 21, 2008, we announced that our Board of Directors authorized us to repurchase up to $20.0 million of our common stock. In March 2008, we used approximately $5.0 million to repurchase 499,500 shares of our common stock in the open market. The repurchased shares are to be used for general corporate purposes.

Line of credit

In July 2007, we established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the $5.0 million revolving line of credit facility previously established in November 2006, is available through July 2010 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00%. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The credit facility requires that we maintain certain financial conditions and pay fees of 0.125% per year, which was subsequently reduced to 0.075% per year effective February 2008, on the unused amount of the facility. In addition, the credit facility allows letters of credit to be issued on our behalf, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. Letters of credit under the prior facility were transferred to the new $10.0 million credit facility. As of April 6, 2008, two letters of credit totaling $1.7 million were outstanding and we had a borrowing base availability of $8.3 million under the credit facility. Since the new credit facility is unsecured, we are no longer required to maintain restricted cash balances relating to the letters of credit under the credit facility.

Contractual obligations

As of April 6, 2008, our principal contractual obligations consisted of operating lease commitments, with an aggregate future amount of $18.2 million through fiscal 2013 for office facilities, repayments of the convertible notes of $15.2 million due in May 2008 and $49.9 million due in May 2010, capital lease obligations for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments with our anticipated growth in operations and infrastructure. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of April 6, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $42.1 million as of April 6, 2008. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months, as well as the repayment of the remaining 2008 Notes of $15.2 million, which we completed in May 2008.

The table below summarizes our significant contractual obligations at April 6, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions). The operating lease obligations and purchase obligations were not recorded in our consolidated balance sheets as of April 6, 2008.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$18.2	$6.7	$9.1	$2.4	$—
Capital lease obligations	4.1	2.4	1.7	—	—
Convertible notes	65.1	15.2	49.9	—	—
Purchase obligations	7.8	4.9	2.9	—	—

Total	$95.2	$29.2	$63.6	$2.4	$—

Income taxes

As of April 6, 2008, our unrecognized tax benefits amounted to $11.8 million and were included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance sheet arrangements

As of April 6, 2008, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of April 6, 2008. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of April 6, 2008, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

During the fourth quarter of fiscal 2008, the $18.35 million auction rate securities we held failed auction due to sell orders exceeding buy orders. As of April 6, 2008, we have written down our auction rate securities from their par value of approximately $18.35 million to the estimated fair value of approximately $17.5 million. The $0.8 million decline in market value was deemed temporary as we believe that these investments generally are of high credit quality, as substantially all of the investments carry an AAA credit rating and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. In addition, we have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.8 million in other comprehensive loss as a reduction in stockholders’ equity. The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

In May 2003, we completed an offering of $150.0 million principal amount of the 2008 Notes. In order to minimize the dilutive effect from the issuance of the 2008 Notes, concurrent with the issuance of the 2008 Notes, we entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse First Boston International. In May 2005 and May 2006, we repurchased $44.5 million and $40.3 million, respectively, face value of our 2008 Notes for $34.8 million and $35.0 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $0.7 million related to the May 2005 repurchases. There were no significant losses realized in connection with the May 2006 repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of April 6, 2008, we had approximately $6.3 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In fiscal 2008, net foreign exchange loss totaled $110,000 and was included in “Other Income, Net” in our consolidated statements of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of April 6, 2008 and April 1, 2007	61
Consolidated Statements of Operations for each of the three fiscal years ended April 6, 2008	62
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years ended April 6, 2008	63
Consolidated Statements of Cash Flows for each of the three fiscal years ended April 6, 2008	65
Notes to Consolidated Financial Statements	67
Financial Statement Schedules:
II—Valuation and Qualifying Accounts	103
All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Consolidated Quarterly Financial Data (Unaudited)	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited Magma Design Automation, Inc. and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of April 6, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Magma Design Automation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Magma Design Automation, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Magma Design Automation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 6, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of April 6, 2008 and April 1, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 6, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated June 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    GRANT THORNTON LLP

San Jose, CA

June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries (a Delaware corporation) as of April 6, 2008 and April 1, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended April 6, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magma Design Automation, Inc. and subsidiaries as of April 6, 2008 and April 1, 2007, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended April 6, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective April 2, 2007 Magma Design Automation, Inc. and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. As discussed in Note 1 to the consolidated financial statements, effective April 3, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Magma Design Automation, Inc. and subsidiaries’ internal control over financial reporting as of April 6, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

June 12, 2008

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 6, 2008	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,970	$45,338
Restricted cash	—	4,997
Short-term investments	3,000	10,700
Accounts receivable, net	38,310	41,086
Prepaid expenses and other current assets	5,244	4,126

Total current assets	93,524	106,247
Property and equipment, net	15,553	17,866
Intangible assets, net	40,436	56,874
Goodwill	64,877	48,499
Restricted cash	—	4,700
Deferred tax assets	6,901	—
Long-term investments	17,538	—
Other assets	5,467	5,460

Total assets	$244,296	$239,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,971	$7,442
Accrued expenses	29,866	53,254
Deferred revenue	25,254	28,417
Convertible notes	15,216	—

Total current liabilities	74,307	89,113
Convertible notes, net of debt discount of $1,421 and $2,078 at April 6, 2008 and April 1, 2007, respectively	48,518	63,077
Line of credit	—	3,000
Long-term tax liabilities	11,869	—
Other long-term liabilities	2,374	1,689

Total liabilities	137,068	156,879

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 43,473,403 and 38,533,351 shares issued and outstanding at April 6, 2008 and April 1, 2007, respectively	5	4
Additional paid-in capital	374,183	310,825
Accumulated deficit	(229,479)	(197,808)
Treasury stock at cost, 3,044,607 and 2,679,426 shares at April 6, 2008 and April 1, 2007, respectively	(32,697)	(29,162)
Accumulated other comprehensive loss	(4,784)	(1,092)

Total stockholders’ equity	107,228	82,767

Total liabilities and stockholders’ equity	$244,296	$239,646

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Revenue:
Licenses	$139,062	$101,991	$86,418
Bundled licenses and services	40,515	42,925	52,833
Services	34,842	33,237	24,793

Total revenue	214,419	178,153	164,044

Cost of revenue:
Licenses	19,151	24,125	16,267
Bundled licenses and services	9,474	12,935	13,404
Services	20,729	17,519	12,044

Total cost of revenue	49,354	54,579	41,715

Gross profit	165,065	123,574	122,329

Operating expenses:
Research and development	76,920	63,625	50,085
Sales and marketing	70,711	60,041	46,539
General and administrative	31,576	42,870	39,935
Amortization of intangible assets	8,043	11,011	11,849
In-process research and development	2,256	1,300	450
Restructuring charge	291	—	—
Litigation settlement	—	12,500	—

Total operating expenses	189,797	191,347	148,858

Operating loss	(24,732)	(67,773)	(26,529)

Other income (expense):
Interest income	2,021	2,729	2,875
Interest and amortization of debt discount expense	(2,467)	(723)	(849)
Gain on extinguishment of debt	—	6,532	8,781
Other expense, net	(591)	(1,269)	(2,666)

Other income (expense), net	(1,037)	7,269	8,141

Net loss before income taxes	(25,769)	(60,504)	(18,388)
Provision for income taxes	5,066	1,002	2,549

Net loss before cumulative effect of change in accounting principle	(30,835)	(61,506)	(20,937)
Cumulative effect of change in accounting principle	—	321	—

Net loss	$(30,835)	$(61,185)	$(20,937)

Net loss per common share before cumulative effect of change in accounting principle—basic and diluted	$(0.76)	$(1.68)	$(0.61)

Net loss per share—basic and diluted	$(0.76)	$(1.67)	$(0.61)

Shares used in calculation—basic and diluted	40,518	36,605	34,348

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCES AT MARCH 31, 2005	35,249,858	$4	$261,627	$(5,749)	$(115,644)	(1,000,000)	$(16,606)		$(2,233)	$121,399
Issuance of common stock under stock incentive plans	1,180,128	—	6,454	—	—	—	—		—	6,454
Issuance of common stock in connection with asset purchase	1,264,648	—	15,653	(1,509)	—	—	—		—	14,144
Issuance of common stock warrant in connection with asset purchase	—	—	3,080	—	—	—	—			3,080
Net proceeds from termination of hedge and warrant	—	—	140	—	—	—	—			140
Repurchase of common stock	(2,000,000)	—	—	—	—	(2,000,000)	(16,044)		—	(16,044)
Stock-based compensation	—	—	801	(696)	—	—	—		—	105
Repurchase of restricted stock	(118,933)	—	(1,656)	1,463	—	—	—			(193)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	(1)	4,471	—	—	—			4,470
Tax benefits associated with convertible debt repurchase	—	—	128	—	—	—	—			128
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	110	—	—	—	—		—	110
Comprehensive loss:
Net loss	—	—	—	—	(20,937)	—	—	$(20,937)	—	(20,937)
Cumulative translation adjustments	—	—	—	—	—	—	—	272	272	272
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	775	775	775

Other comprehensive income	—	—	—	—	—	—	—		1,047
Total comprehensive loss								$(19,890)

BALANCES AT APRIL 2, 2006	35,575,701	$4	$286,336	$(2,020)	$(136,581)	(3,000,000)	$(32,650)		$(1,186)	$113,903
Issuance of common stock under stock incentive plans	1,866,841	1	8,652	—	—	15,099	163		—	8,815
Issuance of common stock in connection with asset purchase	1,177,399	—	6,220	—	—	—	—		—	6,220
Net proceeds from termination of hedge and warrant	—	—	190	—	—	—	—			190
Retirement of common stock	(86,590)	—	(695)	—	—	—	—		—	(695)
Elimination of unamortized deferred stock-based compensation	—	—	(2,020)	2,020	—	—	—		—	—
Stock-based compensation expense, net of forfeitures			15,565	—	—	—	—		—	15,565
Cumulative effect of change in accounting principle	—	—	(321)	—	—	—	—		—	(321)
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	223	—	—	—	—		—	223
Retirement of treasure stock			(3,325)			305,475	3,325		—	—
Comprehensive loss:
Net loss	—	—	—	—	(61,185)	—	—	$(61,185)		(61,185)
Reissuance of treasury stock					(42)					(42)
Cumulative translation adjustments								29	29	29
Net unrealized gain on investments	—	—	—	—	—	—	—	65	65	65

Other comprehensive income									94
Total comprehensive loss	—	—	—	—	—	—	—	$(61,091)

BALANCES AT APRIL 1, 2007	38,533,351	$4	$310,825	$—	$(197,808)	(2,679,426)	$(29,162)		$(1,092)	$82,767

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCES AT APRIL 1, 2007 (CONTINUED)	38,533,351	$4	$310,825	$—	$(197,808)	(2,679,426)	$(29,162)		$(1,092)	$82,767
Issuance of common stock under stock incentive plans	3,324,196	1	22,319	—	—	134,319	1,460		—	23,780
Issuance of common stock in connection with asset purchase	281,269	—	2,662	—	—	—	—		—	2,662
Issuance of common stock in connection with business combination	1,979,833	—	19,970	—	—	—	—			19,970
Retirement of common stock	(145,746)	—	(2,070)	—	—	—	—		—	(2,070)
Repurchase of common stock	(499,500)	—	—	—	—	(499,500)	(4,995)		—	(4,995)
Stock-based compensation expense, net of forfeitures			20,424	—	—	—	—		—	20,424
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	53	—	—	—	—		—	53
Comprehensive loss:
Net loss	—	—	—	—	(30,835)	—	—	$(30,835)		(30,835)
Effect of FIN 48 adoption					(502)					(502)
Reissuance of treasury stock					(334)					(334)
Cumulative translation adjustments								(2,885)	(2,885)	(2,885)
Net unrealized loss on investments	—	—	—	—	—	—	—	(807)	(807)	(807)

Other comprehensive loss									(3,692)
Total comprehensive loss	—	—	—	—	—	—	—	$(34,527)

BALANCES AT APRIL 6, 2008	43,473,403	$5	$374,183	$—	$(229,479)	(3,044,607)	$(32,697)		$(4,784)	$107,228

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net loss	$(30,835)	$(61,185)	$(20,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(321)	—
Depreciation and amortization	9,883	10,364	9,467
Amortization of intangible assets	30,277	42,149	35,524
In-process research and development	2,256	1,300	450
Provision for (recovery from) doubtful accounts	562	88	(282)
Amortization of debt discount and debt issuance costs	1,165	506	725
Loss on strategic equity investments	481	605	1,003
Gain on extinguishment of convertible notes	—	(6,532)	(8,781)
Loss on sale of short-term investments	—	3	661
Loss on disposal of fixed assets	17	2,557	93
Stock-based compensation	20,424	15,565	4,576
Tax benefit realized from gain on repurchase of convertible debt	—	—	128
Tax benefits associated with exercise of stock options and debt issuance costs	53	223	110
Other non-cash items	28	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(648)	(7,298)	687
Prepaid expenses and other current assets	(1,262)	1,225	2,125
Other assets	(299)	(327)	(417)
Accounts payable	(1,447)	3,082	(704)
Accrued expenses	(15,692)	16,316	12,396
Deferred revenue	(3,373)	3,795	3,877
Long-term tax liabilities	1,346	—	—
Other long-term liabilities	278	(800)	(491)

Net cash flows provided by operating activities	13,214	21,315	40,210

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(8,288)	(25,257)	(26,085)
Purchase of property and equipment	(7,208)	(5,453)	(6,485)
Purchase of available-for-sale investments	(49,593)	(29,395)	(97,588)
Proceeds from maturities and sales of available-for-sale investments	38,950	57,365	173,990
Purchase of strategic investments	(1,275)	(900)	(750)
Restricted cash	4,850	(4,700)	—

Net cash flows provided by (used in) investing activities	(22,564)	(8,340)	43,082

Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,377	8,180	6,259
Repurchase of common stock	(4,995)	—	(16,044)
Repurchase of convertible notes, net	(83)	(35,889)	(34,668)
Proceeds from (repayments of) line of credit	(3,000)	3,000	—
Repayment of lease obligations	(2,367)	(1,480)	(780)

Net cash provided by (used in) financing activities	10,932	(26,189)	(45,233)

Effect of foreign currency translation changes on cash and cash equivalents	50	2	(131)

Net change in cash and cash equivalents	1,632	(13,212)	37,928
Cash and cash equivalents, beginning of year	45,338	58,550	20,622

Cash and cash equivalents, end of year	$46,970	$45,338	$58,550

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Deferred stock-based compensation recorded in connection with asset purchase	$—	$514	$(246)

Purchase of fixed assets under capital leases	$2,875	$2,791	$2,352

Issuance of common stock in connection with acquisitions	$22,632	$6,220	$15,407

Issuance of common stock warrant in connection with asset purchase	$—	$—	$3,080

Retirement of treasury stock	$—	$3,325	$—

Common stock received from termination of hedge and warrant	$—	$102	$—

Cash paid for:
Interest	$990	$141	$126

Income taxes	$1,488	$740	$572

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note	1. The Company and Summary of Significant Accounting Policies

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

Change in fiscal year end

The Company has a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. The Company’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. The Company’s fiscal year 2008 consisted of 53 weeks. The result of the additional week was included in the Company’s Form 10-K for the fiscal year, and did not have a material impact on the Company’s consolidated financial position or results of operations. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

On January 28, 2008 the Company’s Board of Directors adopted a new fiscal year end. The Company’s new fiscal year will end on the first Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), beginning with the fiscal year ending May 3, 2009. Information covering the transition period from April 7, 2008 to May 4, 2008 will be included in the Company’s quarterly report on Form 10-Q for the quarterly period ending August 3, 2008, the first quarterly report of the Company’s newly adopted fiscal year. The separate audited financial statements required for the transition period will be included in the Company’s annual report on Form 10-K for the fiscal year ending May 3, 2009.

Reclassifications

Certain immaterial amounts in the fiscal 2007 and 2006 consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of April 6, 2008 and April 1, 2007, unbilled receivables were approximately $12.0 million and $7.6 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

Research and development expenses

Research and development expenses are charged to expense as incurred.

Capitalized software

Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no costs have been capitalized to date.

Software included in property and equipment includes amounts paid for purchased software and customization services for software used internally which has been capitalized in accordance with SOP 98-1, “Accounting for Costs of Computer Software for Internal Use”.

Foreign currency

The financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using weighted-average exchange rates. At April 6, 2008, April 1, 2007 and April 2, 2006, cumulative foreign currency translation loss is included in accumulated other comprehensive loss on the consolidated balance sheets.

Cash equivalents, short-term and long-term investments

The Company invests its excess cash in money market accounts and debt securities. Cash equivalents consist of highly liquid debt instruments purchased with an original or remaining maturity of three months or less. Investments with an original maturity at the time of purchase between three and twelve months are classified as short-term investments and investments that have a maturity date more than twelve months from the balance sheet date are classified as long-term investments.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with unrealized gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company reviews impairment associated with the above in accordance with Emerging Issue Task Force (“EITF”) 03-01 and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as “temporary” or “other-than-temporary”. An impairment charge is recorded to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Auction rate securities are securities that are structured to provide liquidity through an auction process that resets the applicable interest rate generally every 28 days but have contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. During the fourth quarter of fiscal 2008, the $18.35 million auction rate securities held by the Company failed auction due to sell orders exceeding buy orders. Typically, the fair value of auction rate securities approximates par value (unless auction fails) due to the frequent resets through the auction rate process. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. As of April 6, 2008, based in part on price valuation information provided by the broker-dealer managing the Company’s investments, the Company wrote down its auction rate securities from their par value of approximately $18.35 million to the estimated fair value of approximately $17.5 million. The $0.8 million decline in market value was deemed temporary as the Company believes that these investments generally are of high credit quality, as substantially all of the investments carry an AAA credit rating and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. In addition, the Company currently has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $0.8 million in other comprehensive loss as a reduction in stockholders’ equity.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheet as of April 6, 2008.

The Company continues to monitor the market for auction rate securities and consider the market’s impact (if any) on the fair market value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in future periods.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents, short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Loss (less than 12 months)	Estimated Fair Value
April 6, 2008
Cash and cash equivalents:
Cash (U.S. and international)	$17,351	$—	$—	$17,351
Money market funds (U.S.)	11,975	—	—	11,975
Money market funds (International)	173	—	—	173
Commercial paper	17,479	—	(8)	17,471

	46,978	$—	$(8)	46,970
Short-term investments:
Government agencies	3,000	—	—	3,000
Long-term investments:
Auction rate certificates	18,350	—	(812)	17,538

Total	$68,328	$—	$(820)	$67,508

April 1, 2007
Cash and cash equivalents:
Cash (U.S. and international)	$15,785	$—	$—	$15,785
Money market funds (U.S.)	20,599	—	—	20,599
Money market funds (International)	155	—	—	155
Commercial paper	8,806	—	(7)	8,799

	45,345	—	(7)	45,338
Short-term investments:
Auction rate certificates	10,700	—	—	10,700

	$56,045	$—	$(7)	$56,038

As of April 6, 2008, the stated maturities of the Company’s current investments (including $17.5 million classified as cash equivalent investments in the table above) are $20.5 million within one year and $18.35 million after ten years.

As of April 6, 2008 and April 1, 2007, all unrealized losses have a duration of less than twelve months. The unrealized losses for the year ended April 6, 2008 were primarily associated with failed auction rate securities as discussed above. Gross realized gains and losses from the sales of marketable securities were immaterial for all periods presented.

Restricted cash

The Company’s total restricted cash balance was zero as of April 6, 2008 and was $9.7 million (of which $5.0 million was classified as current assets and $4.7 million was classified as long-term assets) as of April 1, 2007. The restricted cash at April 1, 2007 primarily represented the portion of cash consideration maintained in escrow accounts to secure certain indemnification obligations related to certain business combination and asset purchase transactions, as well as a total of $4.85 million as securities to the borrowings under the $5.0 million line of credit and letters of credit issued under the credit facility. The cash consideration in the escrow accounts

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were released in fiscal 2008 and the Company is no longer required to maintain restricted cash balances relating to the letters of credit after replacing the $5.0 million line of credit with a new unsecured credit facility in fiscal 2008.

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

At April 6, 2008, two customers accounted for 14% and 13%, respectively, of accounts receivable. At April 1, 2007, one customer accounted for 12% of accounts receivable. See Note 13, “Segment Information”, for disclosure on customers accounting for greater than 10% of revenue for each of the three years ended April 6, 2008.

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

Property and equipment consisted of the following (in thousands):

	April 6, 2008	April 1, 2007
Property and equipment, net:
Computer equipment	$36,281	$31,522
Software	8,366	7,599
Furniture and fixtures	4,137	3,561
Leasehold improvements	6,075	5,144

	54,859	47,826
Accumulated depreciation and amortization	(39,306)	(29,960)

	$15,553	$17,866

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $9.9 million, $10.4 million and $9.5 million, respectively, for the years ended April 6, 2008, April 1, 2007 and April 2, 2006.

The cost of equipment acquired under capital leases included in property and equipment was $8.0 million and $5.8 million, respectively, as of April 6, 2008 and April 1, 2007. Accumulated amortization of the leased equipment was $4.2 million and $2.4 million, respectively, as of April 6, 2008 and April 1, 2007. Amortization of assets reported under capital leases was included with depreciation expense.

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying value of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. For the years ended April 6, 2008, April 1, 2007 and April 2, 2006, the Company recorded net loss on equity investments of $0.5 million, $0.6 million and $1.0 million, respectively. At April 6, 2008 and April 1, 2007, the carrying value on the strategic investments was $2.2 million and $2.0 million, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury stock reissuance

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of the Company’s stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings (accumulated deficit). During the years ended April 6, 2008 and April 1, 2007, the Company recorded $334,000 and $42,000, respectively, of such charges to accumulated deficit.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods because it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no such excess tax benefits for fiscal 2008 and 2007. The tax benefits recorded in fiscal 2008 and 2007 under additional paid-in capital on the consolidated stockholders’ equity statement represented the true-up adjustment on its prior year tax provision. In addition, upon adoption of SFAS 123R, the Company elected to calculate its historical pool of windfall tax benefits using the “long-form method” provided in paragraph 81 of SFAS 123R, which resulted in an APIC windfall pool of tax benefits position.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible notes, convertible bond hedge and a written call warrant. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The Company has estimated the fair value of its convertible subordinated notes, convertible bond hedge and written call warrant by using available market information and valuation methodology considered to be appropriate. The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of April 6, 2008 and April 1, 2007 (in thousands):

	Carrying Value	Estimated Fair Value
April 6, 2008
Convertible subordinated notes due 2008	$15,216	$15,178
Convertible senior notes due 2010	$48,518	$45,944
Convertible bond hedge	$(5,696)	$—
Written call warrant	$3,642	$—

April 1, 2007
Convertible subordinated notes due 2008	$15,216	$14,227
Convertible senior notes due 2010	$47,861	$46,693
Convertible bond hedge	$(5,696)	$(31)
Written call warrant	$3,642	$—

Information on the carrying value of the convertible notes, convertible bond hedge and written call warrant is provided in “Note 7—Convertible Notes.”

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive loss were as follows (in thousands):

	April 6, 2008	April 1, 2007
Unrealized loss on available-for-sale investments, net	$(812)	$(7)
Foreign currency translation adjustments	(3,972)	(1,085)

Accumulated other comprehensive loss	$(4,784)	$(1,092)

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position or results of operations.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This Statement establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest should be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary should be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and should be applied retrospectively to all periods presented in the financial statements. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company will adopt SFAS 162 once it is effective and is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

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

For each of the three years ended April 6, 2008, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following (in thousands, except per share data):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Shares of common stock issuable upon conversion of convertible notes	3,995	3,995	4,615
Warrants outstanding	—	—	500
Shares of common stock issuable under stock option plans outstanding	12,217	11,233	8,979
Weighted average price of shares issuable under stock option plans	$10.69	$9.80	$11.51

Note 3.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	April 6, 2008	April 1, 2007
Accounts receivable, net:
Trade accounts receivable	$26,642	$33,580
Unbilled receivable	12,044	7,561

Gross accounts receivable	38,726	41,141
Allowance for doubtful accounts	(376)	(55)

	$38,310	$41,086

Accrued expenses:
Accrued sales commissions	$2,434	$3,058
Accrued bonuses	5,352	10,623
Other payroll and related accruals	9,558	6,988
Acquisition accrual	3,349	6,960
Litigation settlement accrual	—	12,500
Accrued professional fees	1,441	4,101
Income taxes payable	1,791	3,866
Other	5,941	5,158

	$29,866	$53,254

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Acquisitions

Business Combinations

On February 26, 2008, the Company acquired Sabio Labs, Inc. (“Sabio”), a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, port complex circuits to new process technologies in foundries efficiently, and explore system design trade-offs early in the design process. The purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of the Company’s common stock valued at $16.2 million and transaction costs of $270,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten-day period ended on the fourth day preceding the acquisition date. As part of the initial consideration, 127,195 shares of Magma stock valued at $1.3 million was associated with employee retention and will be earned and recorded as compensation expenses in accordance with pre-defined vesting schedules. The Company held back approximately 213,000 shares of Magma common stock valued at $2.2 million to secure certain indemnification obligations of Sabio that may arise for a 15-month period from the date of the acquisition. In addition, the Company agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at Magma’s discretion, to the former Sabio shareholders upon achieving certain product integration and booking milestones. The results of operations of Sabio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

On September 19, 2007, the Company acquired Rio Design Automation, Inc. (“Rio”), a privately-held electronic design automation (“EDA”) software company that provides package-aware chip design software. Rio’s software allows designers to analyze and optimize integrated circuit design within the context of the package and electronic system, further expanding the Company’s product offering. Prior to acquiring Rio, the Company had an 18% ownership interest in Rio, which was accounted for under the equity method with a carrying value of approximately $220,000 as of September 19, 2007. In accordance with SFAS No. 141, “Business Combinations,” this acquisition was accounted for as a step acquisition. The total purchase price for the step acquisition totaled $4.5 million, consisting of $526,000 in cash, approximately 278,700 shares of the Company’s common stock valued at $3.8 million, and transaction costs of $168,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten days before the signing date of the definitive merger agreement. The Company held back approximately 46,900 shares of Magma common stock valued at $638,000 to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The results of operations of Rio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

On November 20, 2006, the Company acquired Knights Technology, Inc. (“Knights”), a wholly owned subsidiary of FEI Company. Knights is a provider of yield management and failure analysis software solutions to the semiconductor industry. The acquisition broadens the Company’s product portfolio and is expected to allow the Company to tighten the link between design and manufacturing. The Company acquired Knights for a total consideration of approximately $8.0 million in cash. The Company retained $250,000 of the initial consideration in a segregated bank account to secure certain indemnification obligations of FEI Company, and this $250,000 was recorded as restricted cash and is separately disclosed on the Company’s consolidated balance sheet as of April 6, 2008. The results of operations of Knights have been included in Magma’s results of operations since the acquisition date.

On November 29, 2005, the Company acquired ACAD Corporation (“ACAD”), a privately-held company that develops circuit simulation software, to broaden its product portfolio into simulation, addressing a new

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market, and to enhance certain other existing Magma products, all of which help integrated circuit (“IC”) manufacturers produce higher quality chips more efficiently. The acquisition of ACAD further supports Magma’s focus to deliver effective electronic design automation (“EDA”) software to IC manufactures, enabling IC designers to meet critical time-to-market objectives, improve chip performance, and handle multimillion-gate designs. The Company acquired ACAD for an initial consideration of approximately $453,000 in cash and assumption of its net liabilities of approximately $3.9 million as of November 29, 2005. The Company also agreed to pay up to $5.65 million of cash in contingent consideration to the ACAD shareholders upon achieving or exceeding certain financial and technical milestones. As of April 6, 2008, $2.8 million of the contingent consideration has been earned and was recorded as an addition to goodwill on the Company’s consolidated balance sheet.

The results of operations from ACAD have been included in Magma’s results of operations from the acquisition date.

Summary of Purchase Price Allocation and Valuation Methodology

The acquisitions described above were accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. A summary of the purchase price allocations pertaining to these acquisition and the amortization periods of the intangible assets acquired is as follows (in thousands):

	Fiscal 2008			Fiscal 2007	Fiscal 2006
	Sabio	Rio	Total	Knights	ACAD
Cash consideration	$—	$525	$525	$8,000	$453
Equity consideration	16,181	3,789	19,970	—	—

Total consideration	16,181	4,314	20,495	8,000	453
Transaction and other costs	270	389	659	140	—

Total purchase price	$16,451	$4,703	$21,154	$8,140	$453

Allocation of purchase price:
Net tangible assets acquired (liabilities assumed)	$510	$(926)	$(416)	$240	$(3,931)
Intangible assets acquired:
Customer relationship or base	1,200	1,065	2,265	1,000	110
Developed technology	2,000	819	2,819	2,600	1,860
Non-competition agreements	100	—	100	200	300
Acquired customer contracts	—	—	—	300	190
Trademarks	—	—	—	500	—
In-process research and development	1,600	656	2,256	1,300	450
Goodwill	11,041	3,089	14,130	2,000	1,474

	$16,451	$4,703	$21,154	$8,140	$453

Amortization period of intangibles (in years)
Customer relationship or base	5-6	7-8		7	4
Developed technology	5	5		4-5	4
Non-competition agreements	3	—		3	3
Acquired customer contracts	—	—		3	1-2
Trademarks	—	—		7	—

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For each acquisition, the excess of the purchase price over the estimated value of the net tangible and intangible assets acquired was allocated to goodwill. Goodwill is not expected to be deductible for income tax purposes.

The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams using discount rates ranging from 11% to 21%. The Company believes these rates were appropriate given the business risks inherent in marketing and selling these products. Factors considered in estimating the discounted cash flows to be derived from the existing technology include risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span. Other intangible assets included the value of customer relationship or base, non-competition agreements, acquired customer contracts and trademarks. The cash flows generated by these intangible assets were valued using discount rates ranging from 13% to 25%.

The portion of the purchase price allocated to in-process research and development (“IPR&D”) was recognized as a charge to operating expenses on the acquisition date. The in-process technologies acquired are at a stage of development that require further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology was discounted at rates ranging from 15-30%. The Company believes the rate used was appropriate given the risks associated with the technology for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for in-process technology projects acquired was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of April 6, 2008, the in-process technology projects of Knights and ACAD have been completed, and the IPR&D projects of Rio and Sabio are expected to be completed in fiscal year 2009.

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

Asset Purchases

On April 13, 2007, the Company acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, the Company paid total consideration of $200,000 in cash.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on management’s estimates and appraisal, the $200,000 consideration was allocated to patents and intellectual property, which was included in the intangible assets on the Company’s consolidated balance sheet, and is being amortized over the estimated economic life of three years.

On February 12, 2007, the Company acquired certain assets from a privately-held developer of EDA technology. Pursuant to the asset purchase agreement, the Company paid a total consideration of $250,000 in cash. Based on management’s estimates and appraisal, $233,000 of the consideration was allocated to patents and intellectual property and $17,000 was allocated to workforce. Both were included in the intangible assets on the Company’s consolidated balance sheets and are being amortized over the estimated economic life of four years.

On October 6, 2006, the Company acquired a technology license and certain other information from another company for a total fee of $2.0 million. The licensed technology will be integrated into the Company’s current product offerings and various other products under development. Under the license agreement, the Company obtained a perpetual, fully-paid, royalty-free worldwide license. The Company also agreed to pay up to $6.0 million of cash in additional license fees based upon achievement of certain milestones. The $2.0 million initial license fee was included in the intangible assets on the Company’s consolidated balance sheets and is being amortized over the estimated economic life of five years.

On May 3, 2006, the Company acquired a license to technology relating to electronic design automation from Stabie-Soft, Inc. The Company paid $2.5 million for the license in May 2006 and agreed to pay additional fees of $0.5 million based upon achievement of certain technology milestones. The initial license fee of $2.5 million was included in the intangible assets on the Company’s consolidated balance sheets and is being amortized over the estimated economic life of five years.

On March 9, 2006, the Company acquired certain assets of Reshape, Inc., a privately-held developer of EDA and design flow technology, for a total fee of $750,000. Based on management’s estimates and appraisal, the $750,000 consideration was allocated to patents and intellectual property, which was included in the intangible assets on the Company’s consolidated balance sheets, and is being amortized over the estimated economic life of three years.

On June 30, 2005, the Company acquired a technology license from International Business Machines Corporation (“IBM”) to copyrighted material pertinent to technology relating to electronic design automation, as well as other intellectual property owned by IBM. In connection with the technology license agreement, IBM and Magma entered into an amendment extending to 2010 the term of Magma’s patent license agreement with IBM dated March 24, 2004. These two licenses cover IBM’s patents and significant technology with respect to the development of EDA tools and products that perform physical implementation. The total cash paid for the licenses was $7.0 million. In addition, the Company entered into a warrant agreement pursuant to which IBM is entitled to purchase up to 500,000 shares of Magma common stock at an exercise price of $4.73 per share. In August 2006, the warrant was exercised on a cashless net exercise basis and a total of 149,005 shares of the Company’s common stock were issued to IBM. The fair value of the warrants was estimated to be $6.16 per share using the Black-Scholes option pricing model. The license fee of $7.0 million and the $3.1 million fair value of the 500,000 shares of common stock warrant were included in the intangible assets on the Company’s consolidated balance sheets and is being amortized over the estimated economic life of three years.

Acquisition–Related Earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent considerations in cash and/or stock to former stockholders of the acquired companies based on the acquired

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business’ achievement of certain technology or financial milestones. The following table summarizes the amounts of goodwill and intangible assets recorded by the Company for contingent considerations paid or payable to former stockholders of the acquired companies (in thousands):

	Year Ended
	April 6, 2008		April 1, 2007		April 2, 2006
	Cash	Common Stock Value	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
ACAD Corporation	$2,825	$—	$2,825	$—	$—	$—
Other	25	—	—	—	—	—

	$2,850	$—	$2,825	$—	$—	$—

Intangible assets:
Mojave, Inc.	$2,664	$2,662	$6,219	$6,221	$13,063	$13,062
Other	3,003	—	1,500	—	1,182	1,081

	$5,667	$2,662	$7,719	$6,221	$14,245	$14,143

Note 5.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Note 4 (in thousands):

	Weighted Average Life (in Months)	April 6, 2008			April 1, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$64,877	$—	$64,877	$48,499	$—	$48,499

Other intangible assets:
Developed technology	44	$113,609	$(85,759)	$27,850	$104,464	$(64,228)	$40,236
Licensed technology	40	41,097	(34,503)	6,594	39,093	(29,667)	9,426
Customer relationship or base	70	5,575	(2,429)	3,146	3,310	(1,631)	1,679
Patents	57	13,015	(11,205)	1,810	12,690	(8,615)	4,075
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,069)	321
Assembled workforce	45	1,252	(1,221)	31	1,252	(976)	276
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	32	600	(325)	275	500	(156)	344
Trademark	67	900	(470)	430	900	(382)	518

Total		$177,538	$(137,102)	$40,436	$163,699	$(106,824)	$56,875

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Amortization of intangible assets included in:
Cost of revenue—licenses	$18,078	$23,368	$15,964
Cost of revenue—bundled licenses and services	4,156	7,770	7,711
Operating expenses	8,043	11,011	11,849

Total	$30,277	$42,149	$35,524

As of April 6, 2008, the estimated future amortization expense of other intangible assets in the table above is as follows:

Fiscal year	Estimated Amortization Expense
April 7 – May 4, 2008	$2,410
2009	26,252
2010	4,807
2011	3,734
2012	1,871
2013 and beyond	1,362

$40,436

In accordance with SFAS 142, the Company performed an annual goodwill impairment test as of January 6, 2008 and determined that goodwill was not impaired. In performing the impairment test, the Company determined that it had one reporting unit. The Company evaluates goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 6.    Restructuring Charge

During fiscal 2008, the Company recorded a restructuring charge of $0.3 million for costs related to termination costs of 21 employees resulting from the Company’s realignment to current business objectives. As of April 6, 2008, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 7.    Convertible Notes

Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”)

In May 2003, the Company completed an offering of $150.0 million principal amount of the 2008 Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in net proceeds to the Company of approximately $145.1 million. The 2008 Notes do not bear coupon interest

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and were initially convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The 2008 Notes are subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.4 million in other debt issuance costs. The Company is amortizing the transaction fees and issuance costs over the life of the 2008 Notes using the effective interest method.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $15.2 million principal amount of the 2008 Notes and the related $10,000 of unamortized balance of transaction fees and debt issuance costs were included in current liabilities on the Company’s consolidated balance sheets as of April 6, 2008. The shares issuable on the conversion of the 2008 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share. See Note 16, “Subsequent Events”, for disclosure on the repayment of the 2008 Notes in May 2008.

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

The 2010 Notes will be convertible upon the occurrence of certain conditions into shares of Magma common stock at an initial conversion price of $15.00 per share, which is equivalent to an initial conversion rate of approximately 66 shares per $1,000 principal amount of 2010 Notes. The conversion price and the conversion rate will adjust automatically upon certain dilution events. The 2010 Notes are convertible into shares of Magma common stock on or prior to maturity at the option of the holders upon the occurrence of certain change of control events. Conversions under these circumstances require Magma to pay a premium make-whole amount whereby the conversion rate on the 2010 Notes may be increased by up to 22 shares per $1,000 principal amount. The premium make-whole amount shall be paid in shares of common stock upon any such automatic conversion, subject to Magma’s option for net share settlement.

The 2010 Notes shall also be convertible at the option of the holders at such time as: (i) the closing price of Magma common stock exceeds 150% of the conversion price of the 2010 Notes, initially $15.00, for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 principal amount of 2010 Notes is less than 98% of the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of April 6, 2008, debt discount balance related to the 2010 Notes was $1.4 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of April 6, 2008, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.9 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 8.    Line of Credit

In November 2006, the Company established a $5.0 million revolving line of credit facility with Wells Fargo Bank, N.A. The credit facility is available through November 2011 and bears an interest rate equal to the bank’s prime rate less 1.60% or LIBOR plus 0.60%. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of April 1, 2007, there were $3.0 million borrowings outstanding under the credit facility, bearing an interest rate at 5.94%. The credit facility is secured by deposits held with the bank. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available amount for borrowing under the credit facility. As of April 1, 2007, three letters of credit totaling $1.85 million were outstanding under the credit facility.

In July 2007, the Company established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A. This credit facility, which replaces the previous $5.0 million revolving line of credit facility, is available through July 2010 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00%. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. As of April 6, 2008, the Company had no borrowings outstanding under the facility.

The credit facility requires that the Company maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the facility. As of April 6, 2008, the Company was in compliance with the financial conditions. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the available

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount for borrowing under the credit facility. In connection with the establishment of the credit facility, the Company repaid the $3.0 million outstanding borrowing under the previous $5.0 million credit facility. Letters of credit under the prior credit facility were transferred to the new $10.0 million credit facility. As of April 6, 2008, two letters of credit totaling $1.7 million were outstanding and the Company had a borrowing base availability of $8.3 million under the facility. Since the new credit facility is unsecured, the Company is not required to maintain restricted cash balances relating to the letters of credit under the facility.

Note 9.    Stockholders’ Equity

Stock Incentive Plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to new hire employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the Company. The term of the Inducement Plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. The initial number of shares of common stock issuable under the Inducement Plan was 1,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan to 2,000,000 shares. As of April 6, 2008, there were options to purchase 1,311,037 shares outstanding under the Inducement Plan, and 234,070 shares were available for the grant of future options or other awards under the Inducement Plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company, with the approval of the Committee or its delegates, may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, SARs or Stock Units based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of fully diluted shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of April 6, 2008, there were options to purchase 10,097,435 shares outstanding under the 2001 Plan, and 3,050,439 shares were available for the grant of future options or other awards under the plan.

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”)

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At April 6, 2008, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At April 6, 2008, there were no outstanding options under the 1997 Plan and options to purchase 802,583 shares outstanding under the 1998 Plan.

Moscape 1997 Incentive Stock Plan

The Moscape 1997 Incentive Stock Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years. At April 6, 2008, there were options to purchase 6,263 shares outstanding under the Moscape Plan.

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under the 2001 Plan, that vest while the participant remains employed by and in good standing with Magma. KC Incentive Plan participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers as well as certain other participants who receive a restricted stock award under the KC Incentive Plan will have accelerated vesting of such award upon a change in control of Magma. Effective upon a change in control, 25% of a participant’s unvested shares of restricted stock granted under the KC Incentive Plan will immediately become vested shares. In addition, if the participant is, or is deemed to have been, involuntarily terminated within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of April 6, 2008, 95,120 shares of restricted stock, net of forfeitures, were issued under the KC Incentive Plan.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“Purchase Plan” or “ESPP”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The Purchase Plan was amended in April 2008 to provide that future offering periods would commence on the first day of March, June, September and December of each year and that purchase dates under the new offering periods would be the last day of February, May, August and November. The maximum number of shares a participant may purchase during a single accumulation period is 4,000 shares. The Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended April 6, 2008, a total of 1,071,176 shares were issued under the Purchase Plan with an average price of $7.88 per share.

As of April 6, 2008, a total of 3,398,586 shares of common stock remained available for issuance under the Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board or the Compensation Committee of the Board.

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

Repurchases of Common Stock

On February 21, 2008, the Company announced that its Board of Directors authorized Magma to repurchase up to $20.0 million of its common stock. In March 2008, the Company used approximately $5.0 million to repurchase 499,500 shares of its common stock in the open market, with repurchase prices ranging from $9.81 to $10.22 per share. The repurchased shares are to be used for general corporate purposes.

In May 2005, with the authorization by its Board of Directors, the Company used approximately $16.0 million to repurchase 2,000,000 shares of common stock in the open market, with repurchase prices ranging from $7.82 to $8.17 per share. An aggregate of 1,000,000 of the repurchased shares will be used to fund the increased shares approved by the Committee under the Inducement Plan. The remaining 1,000,000 shares are to be used for general corporate purposes.

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

Note	11. Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Cost of revenue	$1,680	$1,253	$78
Research and development expense	8,050	5,880	4,150
Sales and marketing expense	5,235	3,852	131
General and administrative expense	5,459	4,580	217

Total stock-based compensation expense	$20,424	$15,565	$4,576

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan which enables employees to purchase shares of the Company’s common stock. Stock-based compensation expense recognized under SFAS 123R in the consolidated statements of operations by type of award in fiscal 2008 and fiscal 2007 was as follows (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007
Stock options	$10,549	$10,489
Restricted stock and restricted stock units	6,666	3,187
Employee stock purchase plan	3,209	1,889

Total stock-based compensation expense	$20,424	$15,565

Stock Options

The Company’s stock incentive plans require that stock options be granted at the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of options granted during fiscal 2008 and fiscal 2007 was $4.86 per share and $3.62 per share, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option grant. The weighted average assumptions used in the model for fiscal 2008 and fiscal 2007 were as follows:

	Year Ended
	April 6, 2008	April 1, 2007
Expected life (years)	4.16	4.14
Volatility	39 – 45%	41 – 50%
Risk-free interest rate	2.16 – 4.91%	4.49 – 5.15%
Expected dividend yield	0%	0%

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the year ended April 6, 2008 is as follows (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2007	11,233	$9.80		$31,831
Granted	3,249	$12.80
Exercised	(1,726)	$8.70
Forfeited	(447)	$9.90
Expired	(92)	$17.76

Options outstanding at April 6, 2008	12,217	$10.69	3.95	$11,918

Vested and expected to vest at April 6, 2008	11,424	$10.69	3.91	$11,284
Exercisable at April 6, 2008	7,691	$10.53	3.93	$8,694

The total intrinsic value of options exercised was $9.1 million and $446,000 during fiscal 2008 and fiscal 2007, respectively. Cash received from stock option exercises was $15.0 million during fiscal 2008 and $1.8 million during fiscal 2007. As of April 6, 2008, there was approximately $16.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.34 years.

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

A summary of the changes in restricted stock outstanding during the year ended April 6, 2008 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 1, 2007	412	$9.63
Granted	517	$13.13
Vested	(488)	$10.78
Forfeited	(48)	$11.53

Shares nonvested at April 6, 2008	393	$12.58

As of April 6, 2008, the Company had $3.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.02 years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in restricted stock units outstanding during the year ended April 6, 2008 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 1, 2007	27	$7.11
Granted	190	$12.60
Vested	(119)	$13.12
Forfeited	(5)	$12.14

Shares nonvested at April 6, 2008	93	$13.53

As of April 6, 2008, there was $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 2.64 years.

The total fair value of restricted stock and restricted stock units that were vested was $7.9 million during fiscal 2008 and $3.4 million during fiscal 2007.

Employee Stock Purchase Plan

The weighted average estimated grant date fair value of purchase rights granted under the ESPP was $4.52 during fiscal 2008 and $2.75 during fiscal 2007. The Company uses the Black-Scholes option pricing model to determine the fair value of each purchase right granted under its ESPP. The weighted average assumptions used in the model for the year ended April 6, 2008 were as follows:

	Year Ended
	April 6, 2008	April 1, 2007
Expected life (years)	1.13	1.13
Volatility	39 – 45%	41 – 51%
Risk-free interest rate	2.13 – 4.91%	4.93 – 5.11%
Expected dividend yield	0%	0%

As of April 6, 2008, the Company had $5.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 1.7 years. Cash received from the purchase of shares under the ESPP was $8.4 million during fiscal 2008 and $7.0 million during fiscal 2007.

Stock-Based Compensation for Fiscal 2006

Prior to April 2, 2006, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB 25 and related guidance. In fiscal 2006, the Company recognized $4.6 million of stock-based compensation expense primarily for the intrinsic value of the restricted stock awards.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended April 2, 2006, the Company complied with the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Had compensation cost for the Company’s stock-based compensation plan been determined using the Black-Scholes option pricing model at the grant date for awards granted in accordance with the provisions of SFAS 123, the Company’s net loss would have been the amounts indicated below (in thousands):

Year Ended April 2, 2006
Net loss attributed to common stockholders:
As reported	$(20,937)
Add: Stock-based employee compensation expense included in reported net loss	4,576
Deduct: Stock-based employee compensation expense determined under fair-value method for all awards	(22,972)

Pro forma	$(39,333)

Net loss per share, basic and diluted:

As reported	$(0.61)

Pro forma	$(1.15)

The weighted-average estimated fair value per share at the date of grant for options granted to employees and for share purchase rights granted under the employee stock purchase plans was as follows:

Year Ended April 2, 2006
Stock options	$3.84
Employee stock purchase plans	2.68

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model using the following assumptions:

Year Ended April 2, 2006
Stock options:
Risk-free interest	4.02%
Expected life	3.04 years
Expected dividend yield	0%
Volatility	61%

Employee stock purchase plans:
Risk-free interest	4.26%
Expected life	1.16 years
Expected dividend yield	0%
Volatility	62%

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note	12. Commitments and Contingencies

Commitments

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through December 2011. The Company also leases its computer equipment under several capital leases. Approximate future minimum lease payments under these operating leases at April 6, 2008 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
April 7 – May 4, 2008	$539	$216
2009	6,182	2,143
2010	5,101	1,335
2011	3,979	328
2012	2,189	34
2013 and beyond	214	10

	$18,204	$4,066

Rent expense for the years ended April 6, 2008, April 1, 2007 and April 2, 2006 was approximately $5.8 million, $4.0 million and $4.2 million, respectively.

Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as the Company’s business expands and grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, as of April 6, 2008, the Company recorded a liability of $1.1 million to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. However, any estimates of losses or any such recording of legal settlement exposure is not assurance that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. Plaintiffs filed a motion for preliminary approval of the settlement on June 6, 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The Company anticipates that plaintiff will file a motion for preliminary approval of the settlement on June 18, 2008. There is no assurance that the court will grant preliminary approval of the settlement or that the settlement will subsequently obtain final court approval.

Litigation and Settlement with Synopsys

From September 17, 2004 until March 29, 2007, Synopsys, Inc. and the Company were involved in various lawsuits against each other in California, Delaware, Germany and Japan, including claims and counterclaims of patent infringement as well as various other claims.

On March 29, 2007 Synopsys and the Company settled all pending litigation between the companies. As part of the settlement, Synopsys and the Company agreed to release all claims in California, Delaware, Germany and Japan and to cross license the patents at issue in these jurisdictions as well as any related applications, both companies agreed not to initiate future patent litigation against each other for 2 years provided certain terms are met, and the Company agreed to make a payment to Synopsys of $12.5 million toward the settlement of this dispute; the payment was made during the first quarter of fiscal 2008.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of April 6, 2008.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of April 6, 2008.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of April 6, 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of April 6, 2008. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
North America*	$127,664	$121,633	$109,434
Europe	26,539	19,440	27,670
Japan	35,150	22,162	14,523
Asia-Pacific	25,066	14,918	12,417

Total	$214,419	$178,153	$164,044

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
North America*	60%	68%	67%
Europe	12	11	17
Japan	16	13	9
Asia-Pacific	12	8	7

Total	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Revenue attributable to significant customers, representing 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Customer A	**	**	16%

**	Less than 10% of total revenue.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has substantially all of its long-lived assets located in the United States.

Note	14. Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Current:
Federal	$516	$(123)	$977
State	57	27	109
Foreign	4,664	1,152	1,531

	5,237	1,056	2,617

Deferred:
Foreign	(171)	(54)	(68)

Total income tax expenses	$5,066	$1,002	$2,549

Net loss before provision for income taxes consisted of (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
United States	$(23,146)	$(64,458)	$(20,251)
International	(2,623)	3,954	1,863

Total net loss before provision for income taxes	$(25,769)	$(60,504)	$(18,388)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Year Ended
	April 6, 2008	April 1, 2007	April 2, 2006
Federal tax benefit at statutory rate	$(9,019)	$(21,064)	$(6,436)
Permanent differences	1,315	147	111
In process research and development	789	455	158
Tax benefit from extraterritorial income exclusion	—	—	(158)
Goodwill and intangibles	516	—	601
State tax, net of federal benefit	57	—	85
Foreign tax withholding, not benefited for U.S. tax purposes	800	265	287
Foreign tax rate differential	4,612	(769)	532
Credits	(2,365)	(4,212)	(1,881)
Change in valuation allowance	8,361	26,275	9,289
Other	—	(95)	(39)

Total income tax expense	$5,066	$1,002	$2,549

The Company has not provided for U.S. income taxes on undistributed earnings of a majority of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U. S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of April 6, 2008 was approximately $11.0 million.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 6, 2008	April 1, 2007
Deferred tax assets:
Capitalized costs	$2,500	$2,863
Accrued liabilities	3,304	3,138
Property and equipment	9,136	7,481
Accrued compensation related expenses	8,650	7,915
Net operating loss and credit carryforwards	66,034	62,173
Litigation settlement	2,837	4,809

Gross deferred tax assets	92,461	88,379
Valuation allowance	(80,053)	(71,516)

Total deferred tax assets	12,408	16,863
Deferred tax liabilities—acquired intangible assets	(12,408)	(16,863)

Net deferred tax liabilities	$—	$—

At April 6, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $133.7 million and $33.7 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire in 2019 and 2010, respectively. The Company also has research credit carryforwards for federal and California tax purposes of approximately $11.4 million and $10.9 million, respectively, available to reduce future income subject to income taxes. The federal research credit carryforwards will begin to expire in 2012 through 2028, and the California research credits carry forward indefinitely.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended April 6, 2008 the Company has provided a valuation allowance against the Company’s net deferred tax assets. The net change in the valuation allowance for the years ended April 6, 2008 and April 1, 2007 was an increase of $8.5 million and $24.3 million, respectively.

Approximately $21.4 million of the valuation allowance at April 6, 2008 is attributable to employee stock deductions and original issue discount deductions, the benefit of which will be allocated to additional paid-in capital if and when subsequently realized. Approximately $8.0 million of the valuation allowance at April 6, 2008 is attributable to deferred assets which were recorded in connection with various acquisitions. When recognized, the benefit of these assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related to the acquisitions; and last, to reduce income tax.

The Company’s income taxes payable for federal and state purposes were reduced by the tax benefits associated with the exercise of employee stock options and original issue discount deductions. The benefits applicable to stock options and original issue discount were credited directly to stockholders’ equity and amounted to $22,000 for fiscal 2008. No such tax benefits were recorded to additional paid-in capital in fiscal 2007 because the Company is in a taxable loss position. The tax benefits applicable to acquired entities were credited directly to goodwill and other intangible assets and amounted to $0.5 million in fiscal 2008. Again, no such benefits were recorded to reduce goodwill in fiscal 2007 due to taxable loss.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. If an ownership change occurs, the Company’s ability to utilize its net operating loss and tax credit carryforwards may be subject to an annual limitation on the amount that can be utilized in future years to offset future taxable income. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards prior to utilization. The Company has determined that the utilization of the net operating losses that were recorded as part of the acquisition of Silicon Metrics Corporation will be subject to an annual limitation. As of April 6, 2008, the Company had approximately $24.1 million of federal net operating losses recorded from the acquisition and may utilize approximately $1.5 million of these net operating losses each year if the Company has taxable income. During fiscal 2006, the Company also determined that the utilization of its net operating losses generated prior to April 30, 2005 is subject to an annual limitation of approximately $16.2 million.

The Company is currently under examination by certain foreign tax authorities. At the present time, it is difficult to predict the results of the tax examination and the timing of the final resolution. The Company management does not believe that the outcome of this examination would have a material impact to its financial statements. The Company’s larger jurisdictions provide a statute of limitation ranging from three to six years. In the U.S., the statute of limitations remains open for fiscal years 2004 and forward.

On April 2, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to liabilities for uncertain tax positions, which was accounted for as an adjustment to the April 2, 2007 balance of accumulated deficit. As of April 2, 2007, the Company had approximately $10.4 million of total gross unrecognized tax benefits, of which $3.5 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $5.3 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future. The Company recorded an additional unrecognized tax benefit of $1.4 million, all of which, if recognized in future periods, would favorably affect its effective tax rate.

Upon adoption of FIN 48, the Company also recognized additional long-term income tax assets of $6.9 million and additional long-term income tax liabilities of $6.9 million to present the unrecognized tax benefits as gross amounts on the consolidated balance sheet.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses. As of April 6, 2008 and April 2, 2007, the Company has approximately $0.35 million and $0.25 million, respectively, of accrued interest and penalties related to uncertain tax positions.

The following table shows the changes in the gross amount of unrecognized tax benefits as of April 6, 2008 (in thousands):

Balance as of April 1, 2007	$10,431
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	1,455
Decrease in unrecognized tax benefits resulting from the lapse of statute of limitation	(17)

Balance as of April 6, 2008	$11,869

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitation during the next twelve months.

Note 15.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and is not obligated to make rent payments effective January 31, 2007. In fiscal 2008, 2007 and 2006, the Company recorded $0.6 million, $1.5 million and $1.7 million, respectively, of rent expense related to this lease and recognized $7.9 million, $7.9 million and $4.8 million, respectively, in revenue from the sale of software licenses to this customer.

Note 16.    Subsequent Events

Repayment of the 2008 Notes

In May 2008, the Company repaid the $15.2 million remaining principal amount of its 2008 Notes. In connection with the repayment, the remaining portion of the hedge and warrant expired at the same time.

Restructuring charges

In May 2008, the Company initiated a restructuring plan resulting from the Company’s realignment to current business objectives. The Company estimates that it will incur approximately $1.2 million to $2.2 million of restructuring charges in fiscal 2009 in connection with this business restructure, primarily for employee termination costs.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule II—Valuation and Qualifying Accounts

Years Ended April 6, 2008, April 1, 2007 and April 2, 2006

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
Year ended April 6, 2008
Allowance for doubtful accounts	$55	562	(241)	$376
Year ended April 1, 2007
Allowance for doubtful accounts	$115	88	(148)	$55
Year ended April 2, 2006
Allowance for doubtful accounts	$425	282	(592)	$115

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 6, 2008. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2008
Revenue	$50,165	$53,493	$55,747	$55,014
Gross profit	$37,571	$41,519	$43,607	$42,368
Net loss	$(11,269)	$(6,395)	$(5,943)	$(7,228)
Net loss per share—Basic and diluted(1)	$(0.29)	$(0.16)	$(0.14)	$(0.17)

	Quarter
	First	Second	Third	Fourth
FY 2007
Revenue	$40,959	$41,962	$45,094	$50,138
Gross profit	$28,393	$28,751	$31,075	$35,355
Net loss	$(10,713)	$(12,421)	$(13,561)	$(24,490)
Net loss per share—Basic and diluted(1)	$(0.30)	$(0.34)	$(0.37)	$(0.65)

(1)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2008 and 2007 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

We assessed the effectiveness of our internal control over financial reporting as of April 6, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of April 6, 2008.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of April 6, 2008. This report appears under Item 8 of this Annual Report.

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

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors and our compliance with Section 16(a) of the Exchange Act, will be presented under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in our definitive proxy statement to be filed with the Securities and Exchange Commission and mailed to our stockholders in connection with our 2008 Annual Meeting of Stockholders to be held on August 29, 2008. That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and all of our other employees. This Code of Conduct and Ethics is posted on our website at http://investor.magma-da.com/governance.cfm. If applicable, we intend to satisfy our disclosure obligations regarding our amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://investor.magma-da.com/governance.cfm.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated by reference from the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees” and “Ratification of Independent Registered Public Accountants—Pre-Approval Policies and Procedures” contained in our definitive proxy statement.

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

Dated: June 16, 2008

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

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2008

/s/ PETER S. TESHIMA Peter S. Teshima	Corporate Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2008

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	June 16, 2008

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	June 16, 2008

/s/ SUSUMU KOHYAMA Susumu Kohyama	Director	June 16, 2008

/s/ THOMAS ROHRS Thomas Rohrs	Director	June 16, 2008

/s/ TIMOTHY J. NG Timothy J. Ng	Director	June 16, 2008

/s/ CHET SILVESTRI Chet Silvestri	Director	June 16, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

2.2	Agreement and Plan of Merger Dated as of December 20, 2007 by and among Magma Design Automation, Inc., Sabio Labs, Inc., Sabio Acquisition Corp., Sabio Labs, LLC and David Colleran, as Representative	8-K	000-33213	2.1	February 27, 2008

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.2	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.3	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 5, 2007

4.4	Form of First Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.2)	8-K	000-33213	10.3	March 16, 2007

4.5	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

10.1#	Registrant’s 2001 Stock Incentive Plan, as amended					X

10.2#	Form Notice of Grant of Stock Options pursuant to Magma’s 2001 Stock Incentive Plan for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.3#	Registrant’s 2001 Employee Stock Purchase Plan, as amended					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.4#	Registrant’s 2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.5#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.6#	Form of Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.10	August 14, 2001

10.7#	Form of Amendment to Stock Option Agreement in connection with the Registrant’s 1998 Stock Incentive Plan	S-1/A	333-60838	10.11	August 14, 2001

10.8#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.9#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.10#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.11#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.12#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.13	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

10.14#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors					X

10.15#	Form of Indemnification Agreement Between the Registrant and certain directors and officers	S-1	333-60838	10.1	May 14, 2001

10.16(a)#	Summary of Compensation Arrangement for Certain Executive Officers					X

10.16(b)#	Schedule of Certain Executive Officers for the Summary of Compensation Arrangement Set Forth in Exhibit 10.27(a)					X

10.17	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006, for the premises located at 1650 Technology Drive, San Jose, California	10-Q	0-33213	10.1	February 8, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.18	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006	10-Q	0-33213	10.2	February 8, 2007

10.19	Amendment Number One dated January 24, 2007 to Lease dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-K	000-33213	10.30	June 6, 2007

10.20	Settlement Agreement dated March 29, 2007 by and between Synopsys, Inc. and Registrant (Portions of this Settlement Agreement Exhibit have been omitted pursuant to a request for confidential treatment.)	10-K	000-33213	10.37	June 6, 2007

10.21#	Form Notice of Grant of Stock Options and Stock Option Agreement in connection with the Registrant’s 2001 Stock Incentive Plan					X

10.22#	Form Notice of Grant of Award and Stock Unit Agreement in connection with the Registrant’s 2001 Stock Incentive Plan					X

10.23#	Form Notice of Grant of Award and Restricted Share Agreement in connection with the Registrant’s 2001 Stock Incentive Plan					X

10.24#	Form of Notice of Stock Option Award and Stock Option Agreement (U.S. employees) for replacement options under the Registrant’s 2001 Stock Incentive Plan in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(A)	August 5, 2005

10.25#	Form of Notice of Stock Option Award and Stock Option Agreement (for international employees other than those residing in China, Israel, India and the United Kingdom) for replacement options under the Registrant’s 2001 Stock Incentive Plan in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(B)	August 5, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.26	Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in China, Israel and India) for replacement options under the Registrant’s 2001 Stock Incentive Plan in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(C)	August 5, 2005

10.27#	Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in the United Kingdom) for replacement options under the Registrant’s 2001 Stock Incentive Plan in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(D)	August 5, 2005

21.1	List of Subsidiaries	10-K	000-33213	21.1	June 6, 2007

23.1	Consent of Grant Thornton LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.