Form 10-Q
period 2008-08-03
MAGMA DESIGN AUTOMATION INC
filed 2008-09-12
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2008

or

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

On September 1, 2008, 44,431,573 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED AUGUST 3, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 3, 2008	April 6, 2008	May 4, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,674	$46,970	$39,629
Restricted cash	1,090	—	—
Short-term investments	—	3,000	5,000
Accounts receivable, net	36,379	38,310	32,273
Prepaid expenses and other current assets	5,336	5,244	5,859

Total current assets	72,479	93,524	82,761
Property and equipment, net	14,669	15,553	15,466
Intangible assets, net	32,202	40,436	38,511
Goodwill	66,349	64,877	64,877
Deferred tax assets	6,901	6,901	6,901
Long-term investments	17,462	17,538	17,347
Other assets	6,338	5,467	5,437

Total assets	$216,400	$244,296	$231,300

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$3,818	$3,971	$3,256
Accrued expenses	21,350	29,866	27,658
Revolving note, current portion	4,700	—	—
Deferred revenue	27,709	25,254	26,919
Convertible notes	—	15,216	15,216

Total current liabilities	57,577	74,307	73,049
Convertible notes, net of debt discount of $1,211, $1,421 and $1,372 at August 3, 2008, April 6, 2008 and May 4, 2008, respectively	48,728	48,518	48,567
Revolving note, less current portion	8,300	—	—
Long-term tax liabilities	12,232	11,869	12,035
Other long-term liabilities	3,041	2,374	2,602

Total liabilities	129,878	137,068	136,253

Commitments and contingencies (Note 12)
Stockholders equity:
Common stock	5	5	5
Additional paid-in capital	384,115	374,183	378,221
Accumulated deficit	(260,670)	(229,479)	(245,756)
Treasury stock at cost	(32,615)	(32,697)	(32,625)
Accumulated other comprehensive loss	(4,313)	(4,784)	(4,798)

Total stockholders equity	86,522	107,228	95,047

Total liabilities and stockholders equity	$216,400	$244,296	$231,300

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Revenue:
Licenses	$26,096	$31,989	$1,922
Bundled licenses and services	9,930	9,657	641
Services	9,716	8,519	2,404

Total revenue	45,742	50,165	4,967

Cost of revenue:
Licenses	4,809	5,324	1,536
Bundled licenses and services	2,519	2,424	517
Services	5,002	4,846	2,010

Total cost of revenue	12,330	12,594	4,063

Gross profit	33,412	37,571	904
Operating expenses:
Research and development	20,133	18,670	7,595
Sales and marketing	16,803	16,902	6,061
General and administrative	6,952	8,334	2,579
Amortization of intangible assets	1,444	2,027	534
Restructuring charge	2,020	291	—

Total operating expenses	47,352	46,224	16,769

Operating loss	(13,940)	(8,653)	(15,865)
Other income (expense):
Interest income	186	459	108
Interest and amortization of debt discount expense	(621)	(657)	(176)
Other expense, net	(96)	(727)	(24)

Other income (expense), net	(531)	(925)	(92)

Net loss before income taxes	(14,471)	(9,578)	(15,957)
Provision for income taxes	439	1,691	307

Net loss	$(14,910)	$(11,269)	$(16,264)

Net loss per share basic and diluted	$(0.34)	$(0.29)	$(0.38)

Shares used in calculation basic and diluted	43,385	38,840	42,812

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(14,910)	$(11,269)	$(16,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,161	2,639	682
Amortization of intangible assets	7,397	8,462	2,425
Provision for (recovery from) doubtful accounts	152	(22)	—
Amortization of debt discount and debt issuance costs	262	292	80
(Gain) loss on strategic equity investments	(13)	202	17
Stock-based compensation	5,374	4,979	1,806
Tax benefits associated with exercise of stock options and debt issuance costs	—	10	—
Other non-cash items	—	1	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,014)	1,641	6,174
Prepaid expenses and other assets	1,037	(1,518)	(693)
Accounts payable	562	(1,085)	(715)
Accrued expenses	(6,524)	(23,406)	(978)
Deferred revenue	1,687	(4,903)	1,665
Other long-term liabilities	337	548	249

Net cash flows used in operating activities	(6,492)	(23,429)	(5,552)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(2,764)	(2,660)	(1,100)
Purchase of property and equipment	(132)	(3,364)	(617)
Purchase of available-for-sale investments	—	(1,398)	(5,000)
Proceeds from maturities and sales of available-for-sale investments	5,000	12,100	3,000
Purchase of strategic investments	(1,801)	—	—
Restricted cash for Sabio Labs earnout	(1,090)	150	—

Net cash flows provided by (used in) investing activities	(787)	4,828	(3,717)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	338	9,276	2,368
Retirement of restricted stock	(352)	(394)	(77)
Proceeds from revolving note	13,000	—	—
Repayment of lease obligations	(436)	(583)	(360)
Repayment of convertible notes	(15,216)	—	—
Other financing activities	—	(76)	—

Net cash provided by (used in) financing activities	(2,666)	8,223	1,931

Effect of foreign currency translation changes on cash and cash equivalents	(10)	(16)	(3)

Net change in cash and cash equivalents	(9,955)	(10,394)	(7,341)
Cash and cash equivalents, beginning of period	39,629	45,338	46,970

Cash and cash equivalents, end of period	$29,674	$34,944	$39,629

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchase of fixed assets under capital leases	$1,068	$715	$651

Issuance of common stock in connection with acquisitions	$540	$836	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 3, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended April 6, 2008, as filed with the SEC on June 16, 2008. The accompanying unaudited condensed consolidated balance sheet at April 6, 2008 is derived from audited consolidated financial statements at that date.

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

Fiscal Year End

The Company has a 52-53 week fiscal year. Prior to fiscal 2009, the fiscal year ended on the first Sunday subsequent to March 31. On January 28, 2008, the Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the first Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009.

The Company’s fiscal years consist of four quarters of 13 weeks except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. The Company’s fiscal year 2012 consists of 53 weeks and the second quarter of fiscal 2012 includes 14 weeks. The result of the additional week is not expected to have a material impact on the Company’s consolidated financial position or results of operations. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

As a result of this change in fiscal year, we have included information covering the transition period from April 7, 2008 to May 4, 2008 in this Form 10-Q pursuant to Rule 13a-10 of the Securities and Exchange Act of 1934, as amended. We did not experience a significant amount of business activity or product shipment during this period and have reported a loss. The low level of business activity and revenue recognition resulted in part from the historical pattern of low levels of business activity in the first month of a fiscal year.

References in this Form 10-Q to the first quarter of fiscal 2009 represent the three months ended August 3, 2008. References in this Form 10–Q to the first quarter of 2008 represent the three months ended July 1, 2007. We have not submitted financial information for the three months ended July 29, 2007 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the first quarter of fiscal 2008 provides a meaningful comparison to the first quarter of fiscal 2009. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three months ended July 29, 2007 were presented in lieu of results for the first quarter of 2008.

The separate audited financial statements required for the one month transition period will be included in the Company’s annual report on Form 10-K for the fiscal year ending May 3, 2009.

Principles of Consolidation

The consolidated financial statements of Magma include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated from their functional currency to the U.S. dollar.

Deferred Revenue Correction

As a part of the Company’s implementation of new automated controls in internal controls over financial reporting in the first quarter of 2009, the Company identified certain amounts in deferred revenue recorded after events occurred which required the recognition of revenue or the reduction of goodwill. The error resulted from amounts not recognized once final revenue recognition criteria were met; amounts not recognized within the write-down of an investment in a former customer; and amounts not adjusted to goodwill as part of the fair value adjustment to acquired deferred revenue within 12 months subsequent to acquisition.

The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in the first quarter of 2009 as an increase in revenue and other income of $0.9 million and $0.2 million, respectively, and a decrease in goodwill and deferred revenue of $0.7 million and $1.8 million, respectively. As a result, the Company’s operating loss was decreased by $0.9 million and net loss was decreased by $1.1 million, or $0.02 per basic and diluted share, for the three months ended August 3, 2008.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 became effective for the Company on April 7, 2008.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on May 4, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

•

reporting units measured at fair value in the first step of a goodwill impairment test as described in Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable;

•

indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment under SFAS 144; and

•

nonfinancial liabilities for exit or disposal activities initially measured at fair value under Statement of Financial Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2009 fiscal year. The Company has evaluated the provisions of SFAS 159 and did not elect the fair value option at this time.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. EITF 07-3 became effective for the Company on April 4, 2008 and had no material impact on its consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the Company to disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if the Company will capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations. The guidance for determining the useful life of a recognized intangible asset in of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position or results of operations. Upon adoption, the Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited.

With the exception of the discussion above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended August 3, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended April 6, 2008, that are of significance or potential significance to us.

Note 2. Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Cost of revenue	$412	$429	$113
Research and development expense	2,070	1,932	764
Sales and marketing expense	1,639	1,222	545
General and administrative expense	1,253	1,396	384

Total stock-based compensation expense	$5,374	$4,979	$1,806

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

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Stock options	$2,123	$2,836	$645
Restricted stock and restricted stock units	2,416	1,583	805
Employee stock purchase plan	835	560	356

Total stock-based compensation expense	$5,374	$4,979	$1,806

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

The weighted average assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Stock options:
Expected life (years)	4.02	4.24	4.10
Volatility	46%	39%	45%
Risk-free interest rate	2.90%-3.56%	4.52%-4.91%	2.79%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$2.66	$4.70	$3.62
ESPP awards:
Expected life (years)	1.13	1.13	1.13
Volatility	46%	39%	45%
Risk-free interest rate	2.25%	4.91%	2.13%-2.15%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$2.80	$4.52	$4.45

As of August 3, 2008, there was approximately $14.7 million and $5.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.29 years and 1.78 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years. As of August 3, 2008, there was approximately $2.0 million and $7.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 0.7 years and 2.7 years, respectively.

Note 3. Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of April 7, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at August 3, 2008, were as follows (in thousands):

	Balance at August 3, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money martket funds	$11,098	$11,098	$—	$—
Prepaids and other current assets:
Foreign currency forward contract	209	—	209	—
Long-term investments:
Auction rate securities	17,462	—	—	17,462

Total assets measured at fair value	$28,769	$11,098	$209	$17,462

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended August 3, 2008 and one month ended May 4, 2008 (in thousands):

Auction Rate Securities
Balance at April 6, 2008	$17,538
Total unrealized losses included in other comprehensive income	(191)

Balance at May 4, 2008	17,347
Total unrealized gains included in other comprehensive income	115

Balance at August 3, 2008	$17,462

Long-term investments on the condensed consolidated balance sheets consist exclusively of auction rate securities (“ARS”) that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2031 to 2046. Subsequent to the end of the first quarter of fiscal 2009, the Company’s investment bank for ARS investments announced publicly that they have committed to provide liquidity solutions to institutional investors, such as Magma, and will agree to purchase from their institutional investors all or any ARS that remain outstanding starting in June 2010 through June 2012.

The Company classifies its ARS as available-for-sale and, therefore, they are carried at estimated fair value. As of August 3, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

Based on the level 3 valuation, the Company has recorded an unrealized loss of $0.9 million to accumulated other comprehensive loss in the condensed consolidated balance sheet as of August 3, 2008, reflecting declines in fair value of the Company’s ARS. Since the commitment by the Company’s investment bank to purchase the ARS beginning in June 2010 did not occur until after quarter end, it did not affect the valuation as of August 3, 2008. The $0.9 million unrealized loss was deemed temporary as the Company believes that these investments generally are of high credit quality, as substantially all of the investments carry an AAA credit rating and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. In addition, the Company currently has the intent and ability to hold these investments until anticipated recovery in market value occurs. If it is later determined that the fair value of these securities is other-than-temporarily impaired, the Company will record a loss in the income statement. Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed consolidated balance sheet at of August 3, 2008.

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

For the three months ended August 3, 2008 and July 1, 2007 and the one month ended May 4, 2008, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Shares of common stock issuable upon conversion of convertible notes	3,410	3,995	3,995
Shares of common stock issuable under stock option plans outstanding	12,198	12,064	12,249
Weighted average exercise price of shares issuable under stock option plans	$10.58	$10.26	$10.69

Note 5. Accumulated Deficit

The changes in accumulated deficit for the three months ended August 3, 2008 and one month ended May 4, 2008 were as follows (in thousands):

Balance at April 6, 2008	$(229,479)
Net loss	(16,264)
Charges related to treasury stock reissuance	(13)

Balance at May 4, 2008	(245,756)
Net loss	(14,910)
Charges related to treasury stock reissuance	(4)

Balance at August 3, 2008	$(260,670)

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, unrealized gain (loss) on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Net loss	$(14,910)	$(11,269)	$(16,264)
Unrealized gain (loss) on available-for-sale investments	115	—	(191)
Foreign currency translation adjustments	370	344	177

Comprehensive loss	$(14,425)	$(10,925)	$(16,278)

Components of accumulated other comprehensive loss was as follows (in thousands):

	August 3, 2008	April 6, 2008	May 4, 2008
Unrealized loss on available-for-sale investments	$(888)	$(812)	$(1,003)
Foreign currency translation adjustments	(3,425)	(3,972)	(3,795)

Accumulated other comprehensive loss	$(4,313)	$(4,784)	$(4,798)

Note 7. Acquisitions

Acquisition-related earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent considerations in cash and/or stock to former stockholders of the acquired companies based on the acquired business’ achievement of certain technology or financial milestones as set forth in the respective acquisition agreement.

For the three months ended August 3, 2008 the Company recorded $1.1 million of intangible assets and $2.2 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Three Months Ended August 3, 2008		One Month Ended May 4, 2008
	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs	$26	$2,145	$—	$—
Intangible assets:
Mojave	548	540	—	—

Total earnout consideration	$574	$2,685	$—	$—

Restricted cash

Pursuant to the agreement to acquire Sabio Labs, Inc. (“Sabio”) and cash consideration held back to secure certain indemnification obligations that may arise for a 15-month period from the date of acquisition, the Company has classified $1.1 million of cash and cash equivalents as restricted cash. The Sabio indemnification period ends in May 2009.

Note 8. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of August 3, 2008, April 6, 2008 and May 4, 2008 (dollars in thousands):

	Weighted Average Life (months)	August 3, 2008			April 6, 2008			May 4, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,349	$—	$66,349	$64,877	$—	$64,877	$64,877	$—	$64,877

Other intangible assets:
Developed technology	43	$114,697	$(92,894)	$21,803	$113,609	$(85,759)	$27,850	$113,609	$(87,460)	$26,149
Licensed technology	40	41,597	(35,841)	5,756	41,097	(34,503)	6,594	41,597	(34,877)	6,720
Customer relationship or base	70	5,575	(2,791)	2,784	5,575	(2,429)	3,146	5,575	(2,519)	3,056
Patents	57	13,015	(12,076)	939	13,015	(11,205)	1,810	13,015	(11,422)	1,593
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252	(1,241)	11	1,252	(1,221)	31	1,252	(1,240)	12
No shop right	24	100	(100)	—	100	(100)	—	100	(100)	—
Non-competition agreements	36	600	(392)	208	600	(325)	275	600	(342)	258
Trademark	67	900	(499)	401	900	(470)	430	900	(477)	423

Total		$179,126	$(146,924)	$32,202	$177,538	$(137,102)	$40,436	$178,038	$(139,527)	$38,511

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Amortization of intangible assets included in:
Cost of revenue-licences	$4,671	$5,212	$1,494
Cost of revenue-bundled licenses and services	1,282	1,223	397
Operating expenses	1,444	2,027	534

Total	$7,397	$8,462	$2,425

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2009 (remaining nine months)	$19,877
2010	5,192
2011	3,901
2012	1,871
2013 and thereafter	1,361

Total expected future amortization	$32,202

Note 9. Convertible Notes, Current and Long-Term

Current: Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”)

In May 2003, the Company completed an offering of $150.0 million principal amount of the 2008 Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in net proceeds to the Company of approximately $145.1 million. The 2008 Notes did not bear coupon interest and were initially convertible into shares of the Company’s common stock at a conversion price of $22.86 per share, for an aggregate of 6,561,680 shares. The 2008 Notes were subordinated to the Company’s existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Company paid approximately $4.5 million in transaction fees to the underwriters of the offering and approximately $0.4 million in other debt issuance costs. The Company amortized the transaction fees and issuance costs over the life of the 2008 Notes using the effective interest method.

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

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal) of the 2008 Notes for a new series of 2% convertible senior notes due May 2010. The exchange left approximately $15.2 million principal amount of the 2008 Notes outstanding. In the fourth quarter of fiscal 2007, the Company recorded a gain of $2.1 million on the exchange, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. Please see below under “2% Convertible Senior Notes due 2010” for further discussion of the exchange. In addition, a portion of the hedge and warrant was terminated in connection with the exchange. The net proceeds of $88,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital. The $15.2 million remaining principal amount of the 2008 Notes and the related $10,000 of unamortized balance of transaction fees and debt issuance costs were included in current liabilities on the Company’s consolidated balance sheets as of April 6, 2008.

In May 2008, the Company repaid the $15.2 million in remaining principal amount of its 2008 Notes. In connection with the repayment, the remaining portion of the hedge and warrant expired.

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of August 3, 2008, debt discount balance related to the 2010 Notes was $1.2 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of August 3, 2008, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.8 million.

The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 10. Revolving note

In July 2007, the Company established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A (the “credit facility”). The credit facility is available through July 2010 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00% at management’s election. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.

On May 31, 2008 the credit facility was amended to temporarily increase the total amount available for borrowing to $15.0 million until August 31, 2008, at which time the total amount available for borrowing reverts back to $10.0 million and any borrowings in excess of $10.0 million are due and payable.

The credit facility requires that the Company maintain certain financial conditions and pay fees of 0.075% per year on the unused amount of the credit facility. As of August 3, 2008, the Company was not in compliance with the financial conditions and obtained a waiver for this noncompliance as well as an extension of the temporary increase in the total amount available until September 30, 2008. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the total amount available for borrowing under the credit facility.

As of August 3, 2008, the Company had outstanding borrowings of $13.0 million under the credit facility and two letters of credit totaling $1.7 million outstanding leaving $0.3 million available under the credit facility. The Company has classified $4.7 million as current on this credit facility given the temporary extension date of September 30, 2008. Since the credit facility is unsecured, the Company is not required to maintain restricted cash balances relating to the letters of credit under the facility.

Note 11. Restructuring charges

As a result of the Company’s desire to improve its cost structure, the Company initiated a restructuring plan in May 2008 (“FY 2009 Restructuring Plan”). The Company has also undertaken various other restructuring plans in prior years.

The FY 2009 Restructuring Plan was implemented to better align the Company’s resources and improve operating efficiencies. As such, during the quarter ended August 3, 2008, the Company incurred $2.0 million in pre-tax restructuring charges associated with the FY 2009 Restructuring Plan’s termination of 71 employees and costs related to expatriate relocation. The net liability is expected to be paid through fiscal year 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Net Liability
Balance at April 6, 2008	$—	$—	$—
New charges	—	—	—
Cash paid	—	—	—

Balance at May 4, 2008	—	—	—
New charges	1,602	418	2,020
Cash paid	(1,452)	—	(1,452)

Balance at August 3, 2008	$150	$418	$568

During the first quarter of fiscal year 2008, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of April 6, 2008, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 12. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes are increasing as the Company’s business expands and grows larger. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The court granted preliminary approval to the settlement on July 7, 2008, and scheduled a hearing for final approval of the settlement for November 21, 2008. There is no assurance that the court will grant final approval of the settlement.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The court granted preliminary approval of the settlement on August 4, 2008, and scheduled a hearing for final approval of the settlement for October 3, 2008. There is no assurance that the court will grant final approval of the settlement.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of August 3, 2008.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of August 3, 2008.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 3, 2008.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of August 3, 2008. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
North America*	$24,332	$24,443	$2,365
Europe	12,765	10,759	1,156
Japan	4,112	6,666	891
Asia-Pacific (excluding Japan)	4,533	8,297	555

	$45,742	$50,165	$4,967

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
North America*	53%	49%	48%
Europe	28%	21%	23%
Japan	9%	13%	18%
Asia-Pacific (excluding Japan)	10%	17%	11%

	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Revenue attributed to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended		One Month Ended May 4, 2008
	August 3, 2008	July 1, 2007
Customer A	22%	**	10%
Customer B	**	**	12%
Customer C	**	11%	**
Customer D	**	11%	**

**	Less than 10% of total revenue.

Note 14. Income Taxes

As of August 3, 2008, the Company had approximately $12.2 million of total gross unrecognized tax benefits, of which $5.3 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

Upon adoption of FASB Interpretation Number 48 (“FIN 48”), the Company adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For years prior to adoption of FIN 48, the Company also reported interest and penalties on unrecognized tax benefits as income tax expense. As of August 3, 2008, the total amount of accrued interest and penalties was $0.4 million.

The Company is subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where the Company operates. At August 3, 2008, the Company does not anticipate that its total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months.

Note 15. Subsequent Events

On August 11, 2008, the Company entered into a master installment payment agreement in connection with the licensing of certain software for a total of $0.9 million. The agreement is to be paid over 36 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2008. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in this Quarterly Report on Form 10-Q under the caption “Risk Factors” as well as the following factors: competition in the EDA market; Magma’s ability to integrate acquired businesses and technologies; market acceptance of new products; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries or the economy more generally; the ability to manage expanding operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

Change in Fiscal Year End

Prior to fiscal 2009, we had a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. On January 28, 2008, our Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the first Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. Our fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks.

The Company’s 2009 fiscal year began on May 5, 2008 and will end on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended May 4, 2008. This Quarterly Report on Form 10-Q includes the unaudited results for the quarters ended August 3, 2008 and July 1, 2007, as well as the transition period from April 7, 2008 to May 4, 2008 pursuant to Rule 13a-10 of the Securities and Exchange Act of 1934, as amended. We did not experience a significant amount of business activity or product shipment during this period and have reported a loss. The low level of business activity and revenue recognition resulted in part from the historical pattern of low levels of business activity in the first month of a fiscal year.

References in this Form 10-Q to the first quarter of fiscal 2009 represent the three months ended August 3, 2008. References in this Form 10–Q to the first quarter of 2008 represent the three months ended July 1, 2007. We have not submitted financial information for the three months ending July 29, 2007 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the first quarter of fiscal 2008 provides a meaningful comparison to the first quarter of fiscal 2009. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three months ended July 29, 2007 were presented in lieu of results for the first quarter of 2008.

The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending May 3, 2009.

Overview

Magma Design Automation provides EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design technologically advanced integrated circuits, specifically those with feature sizes of 0.13-micron and smaller.

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

During the first quarter of fiscal 2009, we recognized quarterly revenue of $45.7 million, which decreased 17% from the preceding quarter and 9% from the same quarter in fiscal 2008. License sales for the first quarter of fiscal 2009 accounted for approximately 57% of total revenue, compared to 65% in the preceding quarter and 64% in the first quarter of the prior year.

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

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements on Form 10-K for the year ended April 6, 2008. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectibility is probable.” These judgments are discussed below.

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

As of August 3, 2008, three of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We have investments in auction rate securities (“ARS”) classified as Level 3 that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

Estimating the fair value of investments in ARS requires numerous assumptions. Our level 3 fair value for these securities is based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. These fair value assumptions are subject to uncertainties, are difficult to predict, and require significant judgment. The use of different assumptions and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for ARS will stabilize. Write-downs, if recorded, could be materially different from the actual market performance of investments in our portfolio, if, among other things, relevant information related to our investments was not publicly available or other factors not considered by us would have been relevant to the determination of impairment. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our ARS portfolio. We continue to monitor the fair value of our ARS and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

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

Goodwill impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 13 to the Company’s Form 10-K for the year ended April 6, 2008`). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.6 million at August 3, 2008. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million and $17,000, respectively, for the three months ended August 3, 2008 and one month ended May 4, 2008. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.2 million for the three months ended July 1, 2007.

Results of Operations

Revenue

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”), where we do not have VSOE of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with unbundled license arrangements. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above under the caption “Critical Accounting Policies and Estimates.” For management reporting and analysis purposes we classify our revenue into the following four categories:

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

	Three Months Ended				One Month Ended
Revenue Category	August 3, 2008	% of Revenue	July 1, 2007	% of Revenue	May 4, 2008	% of Revenue
License and bundled licenses and services revenue
Ratable	$10,416	23%	$10,406	21%	$1,314	27%
Due & Payable	12,428	27%	20,269	40%	934	19%
Cash Receipts	1,508	3%	1,555	3%	315	6%
Up-Front*	11,674	26%	9,416	19%	—	0%

	36,026	79%	41,646	83%	2,563	52%
Services revenue	9,716	21%	8,519	17%	2,404	48%

Total Revenue	$45,742	100%	$50,165	100%	$4,967	100%

*	Included $4,233 or 9% of revenue from new contracts for the quarter ended August 3, 2008 and $7,069 or 14% of revenue from new contracts for the quarter ended July 1, 2007.

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

We classify unbundled perpetual or time-based licenses with a term of fifteen months or greater based on the payment term structure, as “Due and Payable,” “Cash Receipts” or “Up-Front:”

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three months ended August 3, 2008 and July 1, 2007 (in thousands, except for percentage data):

Three Months Ended:	August 3, 2008	% of Revenue	July 1, 2007	% of Revenue	Dollar Change	% Change
Revenue
Licenses	$26,096	57%	$31,989	64%	$(5,893)	(18)%
Bundled licenses and services	9,930	22%	9,657	19%	273	3%
Services	9,716	21%	8,519	17%	1,197	14%

Total revenue	45,742	100%	50,165	100%	(4,423)	(9)%

Cost of revenue:
Licenses	4,809	11%	5,324	10%	(515)	(10)%
Bundled licenses and services	2,519	5%	2,424	5%	95	4%
Services	5,002	11%	4,846	10%	156	3%

Total cost of sales	12,330	27%	12,594	25%	(264)	(2)%

Gross profit	$33,412	73%	$37,571	75%	$(4,159)	(11)%

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended August 3, 2008 and July 1, 2007 (in thousands, except for percentage data):

Three Months Ended:	August 3, 2008	% of Revenue	July 1, 2007	% of Revenue	Dollar Change	% Change
Domestic	$24,332	53%	$24,443	49%	$(111)	—
International:
Europe	12,765	28%	10,759	21%	2,006	19%
Japan	4,112	9%	6,666	13%	(2,554)	(38)%
Asia-Pacific (excluding Japan)	4,533	10%	8,297	17%	(3,764)	(45)%

Total international	21,410	47%	25,722	51%	(4,312)	(17)%

Total revenue	$45,742	100%	$50,165	100%	$(4,423)	(9)%

Revenue

•	Revenue for the three months ended August 3, 2008 was $45.7 million, down 9% from the three months ended July 1, 2007.

•

Licenses revenue decreased by 18% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to a lower level of revenue from orders executed during the first quarter of fiscal 2009 in North America, Asia-Pacific and Japan. License revenue came from new customers and existing customers who extended license periods and added license capacity due to the continued proliferation of existing and new Magma products among their design group designers. We do not factor any of our receivables to obtain revenue. The decrease in revenue was primarily attributable to customer delays in purchasing and changes in our sales channel. One customer accounted for greater than 10% of total revenue for the three months ended August 3, 2008 compared to two customers for the three months ended July 1, 2007. Licenses revenue as a percentage of total revenue decreased by 7% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

•

Bundled licenses and services revenue increased by 3% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily driven by orders from a few of the Company’s new and existing customers. Bundled licenses and services revenue increased in Europe and Japan. Bundled licenses and services revenue orders came from existing customers who extended license periods and added license capacity due to continued proliferation of existing and new Magma products among their design group designers. Bundled licenses and services revenue as a percentage of total revenue increased by 3% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

•

Services revenue increased by 14% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 due to a $0.7 million increase in maintenance revenue and $0.5 million increase in services and training revenue. The increase in maintenance revenue was primarily due to our growth in customer base on a year over year basis. Services revenue as a percentage of total revenue increased by 4% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

•

Domestic revenue decreased slightly in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The decrease in domestic revenue was primarily attributable to customer delays in purchases and changes in our sales channels. Domestic revenue as a percentage of total revenue increased by 4% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

•

International revenue decreased by 17% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The decrease in international revenue was primarily attributable to customer delays in purchases and changes in our sales channels. International revenue as a percentage of total revenue decreased 4% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

Cost of Revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets, software maintenance costs, royalties and allocated outside sales representative expenses. Cost of licenses revenue decreased by 10% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. Amortization charges related to existing intangible assets decreased in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 due primarily to several acquired technology licenses which were fully amortized during the fiscal 2008 period. The decreases were partially offset by increases in amortization charges related to newly acquired intangible assets and decreases in costs allocated to cost of bundled licenses and services revenue in the three months ended August 3, 2008 compared to the three months ended July 1, 2007.

•

Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue increased by 4% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to increases in payroll related costs resulting from annual salary increases which were partially offset by staff reductions as a result of the FY 2009 Restructuring Plan.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue increased by 3% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to increases in payroll related costs resulting from annual salary increases which were partially offset by staff reductions as a result of the FY 2009 Restructuring Plan.

Operating expenses

The table below sets forth operating expense data for the three months ended August 3, 2008 and July 1, 2007 (in thousands, except for percentage data):

Three Months Ended:	August 3, 2008	% of Revenue	July 1, 2007	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$20,133	44%	$18,670	37%	$1,463	8%
Sales and marketing	16,803	37%	16,902	34%	(99)	(1)%
General and administrative	6,952	15%	8,334	16%	(1,382)	(17)%
Amortization of intangible assets	1,444	3%	2,027	4%	(583)	(29)%
Restructuring charge	2,020	5%	291	1%	1,729	594%

Total operating expenses	$47,352	104%	$46,224	92%	$1,128	2%

•

Research and development expense increased by $1.5 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The increase was primarily due to increases in payroll related expenses of $1.8 million, consulting services for engineering projects of $0.5 million and common expenses, such as information technology and facilities related expenses, of $0.4 million. The increases were partially offset by a decrease in bonuses of $1.2 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. At the end of the first fiscal quarter of 2009, the number of our research and development employees increased 32% through direct hiring and acquisitions compared to the end of the first fiscal quarter of 2008.

•

Sales and marketing expense decreased by $0.1 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The decrease was primarily due to a decrease in commissions of $0.9 million and bonuses of $0.6 million that were partially offset by an increase in payroll related expenses of $1.4 million. The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. At the end of the first quarter of fiscal 2009, the number of employees in sales and marketing increased by 4% compared to the end of the first fiscal quarter of 2008.

•

General and administrative expense decreased by $1.4 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to decreases of $0.7 million in total compensation related expenses resulting from lower salaries and bonuses, $0.5 million in depreciation expense, $0.4 million legal and $0.3 million in common expenses, such as information technology and facilities related expenses. The decreases were partially offset by a $0.6 million increase in expenses related to new and expanded offices in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items.

•

Amortization of intangible assets decreased by 29% in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to several existing developed technologies and patents having been fully amortized during the fiscal 2008 period.

•

Restructuring charges of $2.0 million in the first quarter of fiscal 2009 represented employee termination expenses and expatriate relocation charges resulting from our realignment to current business conditions. A similar charge of $0.3 million was incurred in the first quarter of the prior year.

Other items

The table below sets forth other data for the three months ended August 3, 2008 and July 1, 2007 (in thousands, except for percentage data):

Three Months Ended:	August 3, 2008	% of Revenue	July 1, 2007	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$186	—	$459	1%	$(273)	(59)%
Interest and amortization of debt discount expense	(621)	(1)%	(657)	(1)%	36	(5)%
Other expense, net	(96)	—	(727)	(2)%	631	(87)%

Total other income (expense), net	$(531)	(1)%	$(925)	(2)%	$394	(43)%

Provision for income taxes	$439	(1)%	$1,691	(3)%	$(1,252)	(74)%

•

Interest income decreased in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to lower average cash and investments balances resulting from our use of cash in operations, the acquisition of intangible assets and the payment of the balance of our outstanding 2008 Notes.

•

Interest expense decreased in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to reduced indebtedness of $15.2 million resulting from the repayment of the 2008 Notes partially offset by revolving note borrowings of $13.0 million. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes and interest expenses on capital leases.

•

Other expense, net decreased in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to decreased foreign exchange losses of $0.4 million and investment losses of $0.2 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The change in foreign exchange loss was primarily caused by more favorable exchange rate fluctuations between the U.S. Dollar and the Japanese Yen.

Starting in fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended August 3, 2008, net foreign exchange gain totaled $0.1 million and was included in “Other Income (Expense), Net” in our condensed consolidated statements of operations.

•

Provision for income taxes decreased by approximately $1.2 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. On a quarterly basis we calculate our income tax provision based on our current estimate of the annual effective tax rate. Generally, we apply the estimated annual effective tax rate to year to date pre-tax income or loss. We adjust the provision for income taxes for the current quarter to reflect our current estimate of the annual effective tax rate and any discrete items of tax expense or benefit. Our provision for income taxes for the three months ended August 3, 2008 primarily reflects the current quarter provision using the estimated annual effective tax rate for the 2009 fiscal year and discrete items of net tax benefits of $0.3 million.

Our provision for income taxes for the three months ended August 3, 2008 and the three months ended July 1, 2007 consisted primarily of foreign taxes provided for the income from business operations, FIN 48 tax liabilities and discrete items related to foreign taxes. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes. We are in a net deferred tax asset position, for which a full valuation allowance has been recorded. We will continue to provide a valuation allowance on our net deferred tax assets until it becomes more than likely than not that the deferred tax assets will be realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In the event of a future change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to an annual limitation. The annual limitations may result in an increase to our current income tax provision and/or the expiration of the net operating loss and tax credit carryforwards before realization.

Liquidity and Capital Resources

The table below sets forth certain cash flow data as of and for the three months ended August 3, 2008 and July 1, 2007, and as of and for the one month ended May 4, 2008 (in thousands):

	August 3, 2008	April 6, 2008	May 4, 2008
Cash, cash equivalents and short-term investments	$29,674	$49,970	$44,629

	Three Months Ended		One Month Ended May 4, 2008
For three months ended:	August 3, 2008	July 1, 2007
Net cash flows used in operating activities	$(6,492)	$(23,429)	$(5,552)
Net cash flows provided by (used in) investing activities	$(787)	$4,828	$(3,717)
Net cash provided by (used in) financing activities	$(2,666)	$8,223	$1,931

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $29.7 million on August 3, 2008, a decrease of $20.3 million or 41% from April 6, 2008 and $15.0 million or 34% from May 4, 2008. The decrease primarily reflected cash used in operations, cash used for purchases of intangible assets, strategic investments and the funding of restricted cash, and cash used for the repayment of $15.2 million of the 2008 Notes. These decreases were partially offset by $13.0 million of borrowings on our revolving note and net proceeds of $338,000 from the issuance of common stock.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in the Japan, the Netherlands and India. As of August 3, 2008, we held an aggregate of $21.5 million in cash and cash equivalents in the United States and an aggregate of $8.1 million in foreign accounts.

Net cash used in operating activities

Net cash used in operations decreased by $16.9 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007 primarily due to $18.5 million less in payments on accounts payable and accrued liabilities balances and $2.6 million less in payments on prepaid and other assets. The decreases in cash flow were partially offset by a $3.3 million decrease in cash from customers and a $2.0 million increase in costs and expenses in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The aggregated balance of accounts payable and accrued liabilities decreased by $5.9 million and $24.5 million, respectively, in the three months ended August 3, 2008 and the three months ended July 1, 2007. The decrease in accrued liabilities in the three months ended August 3, 2008 was primarily due to payments of annual employee bonuses. The decrease in accrued liabilities in the three months ended July 1, 2007 was primarily due to payments on the Synopsys litigation settlement, legal fees and annual employee bonuses. The decrease in cash from customers was primarily due to lower revenue and the increase in costs and expenses was primarily due to $1.5 million of restructuring expenditures in the three months ended August 3, 2008.

Net cash provided by (used in) investing activities

Net cash used in investing activities increased by $5.6 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The increase was primarily due to a $7.1 million decrease in proceeds from maturities and sales of short-term investments, the $1.8 million increase in the purchase of strategic investment and a $1.1 million funding of restricted cash. The increased use of cash in investing activities was partially offset by a $3.2 million decrease in purchases of property and equipment for cash as well as a $1.4 million decrease in purchases of short-term investments. We expect to make capital expenditures of approximately $5.4 million during the remainder of fiscal 2009. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash provided by (used in) financing activities

Net cash provided by financing activities decreased by $10.9 million in the three months ended August 3, 2008 compared to the three months ended July 1, 2007. The decrease was primarily due to an $8.9 million decrease in cash received from the exercise of stock options and shares purchased under the employee stock purchase plan. In addition, we used $15.2 million to repay the remaining outstanding 2008 Notes in the first quarter of fiscal 2009 which was partially offset by $13.0 million of borrowings on our revolving note.

Capital resources

We believe that our existing cash and cash equivalents will be sufficient to repay the current portion of the revolving notes of $4.7 million which is due in September 2008 and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may use cash or need to sell additional equity or debt securities. The sale of additional equity or convertible debt securities may result in more dilution to our existing stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

In July 2007, the Company established a $10.0 million unsecured revolving line of credit facility with Wells Fargo Bank, N.A (the “credit facility”). The credit facility is available through July 2010 and bears an interest rate equal to the bank’s prime rate less 1.20% or LIBOR plus 1.00% at management’s election. The Company is required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.

On May 31, 2008 the credit facility was amended to temporarily increase the total amount available for borrowing to $15.0 million until August 31, 2008, at which time the total amount available for borrowing reverts back to $10.0 million and any borrowings in excess of $10.0 million are due and payable.

The credit facility requires that the Company maintain certain financial conditions and pay fees of 0.075% per year on the unused amount of the credit facility. As of August 3, 2008, the Company was not in compliance with the financial conditions and obtained a waiver for this noncompliance as well as an extension until September 30, 2008 of the increase in the total amount available for borrowing under the credit facility. In addition, the credit facility allows letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit shall not exceed the total amount available for borrowing under the credit facility. As of August 3, 2008, the Company had outstanding borrowings of $13.0 million under the credit facility and two letters of credit totaling $1.7 million outstanding leaving a borrowing base availability of $0.3 million available under the credit facility. Since the credit facility is unsecured, the Company is not required to maintain restricted cash balances relating to the letters of credit under the facility.

Contractual obligations

As of August 3, 2008, our principal contractual obligations consisted of operating lease commitments, with an aggregate future amount of $16.0 million through fiscal 2013 for office facilities, repayments of the revolving notes of $4.7 million due September 30, 2008 and $8.3 million due July 2010, repayment of the convertible notes of $49.9 million due in May 2010, capital lease obligations for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we anticipate incurring a comparable level of capital expenditures and leasing commitments to support our operations and infrastructure. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $42.6 million as of August 3, 2008. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to repay the amounts due under the credit facility and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of August 3, 2008, our unrecognized tax benefits amounted to $12.2 million and were included in our long-term tax liabilities on our unaudited condensed balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities, however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of August 3, 2008, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of August 3, 2008.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of future amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of August 3, 2008.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 3, 2008.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of August 3, 2008. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of August 3, 2008, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

Starting with the fourth quarter of fiscal 2008, the $18.4 million auction rate securities we held failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of August 3, 2008, we have written down our auction rate securities from their par value of approximately $18.4 million to the estimated fair value of approximately $17.5 million. The $0.9 million decline in market value was deemed temporary as we believe that these investments generally are of high credit quality, as substantially all of the investments carry an AAA credit rating and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. In addition, we have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.9 million in other comprehensive loss as a reduction in stockholders’ equity. The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are redeemed by the issuer prior to maturity. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of August 3, 2008, we had approximately $3.7 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended August 3, 2008, net foreign exchange loss totaled $0.1 million and was included in “Other Income (Expense), Net” in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control or to our knowledge, in other factors that could significantly affect our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes may increase as our business expands and we grow larger. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm our business and have a material adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, as of April 6, 2008, we recorded a liability of $1.1 million to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and have not recorded any liabilities related to other contingencies. In accordance with the proposed settlement agreement, we deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not assurance that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The court granted preliminary approval to the settlement on July 7, 2008, and scheduled a hearing for final approval of the settlement for November 21, 2008. There is no assurance that the court will grant final approval of the settlement.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The court granted preliminary approval of the settlement on August 4, 2008, and scheduled a hearing for final approval of the settlement for October 3, 2008. There is no assurance that the court will grant final approval of the settlement.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 6, 2008.

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

We were incorporated in April 1997. We have a limited history of generating revenue from our software products, and the revenue and income potential of our business and market is still unproven. As a result of our relatively short operating history, we have limited financial data that can be used to evaluate our business. We have only been profitable in fiscal 2003 and fiscal 2004. Our software products represent a new approach to the challenges presented in the electronic design automation market, which to date has been dominated by established companies with longer operating histories. Key markets within the electronic design automation industry may fail to adopt our proprietary technologies and use our software products. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by relatively young companies.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $260.7 million as of August 3, 2008. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $260.7 million as of August 3, 2008. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

The outcome of intellectual property litigation and other types of litigation could result in our loss of critical proprietary rights and unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert our management’s attention from our business. If there is a successful claim against us for infringement, we may be ordered to pay substantial monetary damages (including punitive damages), we may also be prevented from distributing all or some of our products, and we may also be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.

Publicly announced developments in our litigation matters may cause our stock price to decline sharply and suddenly. Other factors may reduce the market price of our common stock, and we are subject to ongoing risks of securities class action litigation related to volatility in the market price for our common stock.

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

Our lengthy and unpredictable sales cycle and the large size of some orders make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking our products against those of our competitors. As the complexity of the products we sell increases, we expect our sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require our customers to invest significant time and incur significant costs, we must target those individuals within our customers’ organizations who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after those individuals decide to purchase our products, the negotiation and documentation processes can be lengthy and could lead the decision-maker to reconsider the purchase. Our sales cycle typically ranges between three and nine months but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of their licenses significantly, and such shorter terms could in turn have an impact on our total results for orders for this fiscal year. In addition, the precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long-term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short-term licenses than expected.

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

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of August 3, 2008. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the first quarter of fiscal 2009, our top customer accounted for approximately 22% of our revenue.

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

Our customers are currently working on a range of design geometries, including without limitation 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and other smaller design geometries. Notwithstanding our efforts to support 65-nanometer and other smaller design geometries, customers may fail to adopt these geometries on a large scale and we may be unable to persuade our customers to purchase our related software products. Accordingly, any revenues we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt 65-nanometer and other smaller design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Our operating results will be harmed if chip designers do not adopt or continue to use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products.

Blast Fusion has accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, the Quartz family of products and Titan will account for most of our revenue for the foreseeable future. To the extent that our customer base discontinues use of Blast Fusion and does not upgrade to our Talus products, our operating results may be significantly harmed. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, FineSim, the Quartz family of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products, our operating results will be significantly harmed.

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

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East, North Korea and other parts of the world, recent problems with the financial system, such as problems involving banks as well as the mortgage markets, global climate change and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, political, social and environmental turmoil, existing customers may delay their implementation of our software products and prospective customers may decide not to adopt our software products, either of which could negatively impact our business and operating results.

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

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	current events in North Korea, Iran, Iraq, the Middle East, and other parts of the world;

•	the effects of terrorist attacks in the United States;

•	recent problems with the financial system, such as problems involving banks as well as the mortgage markets; and

•	any related conflicts or similar events worldwide.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to report on, and our independent registered public accounting firm is to attest to, the effectiveness of our internal control over financial reporting. Our assessment of the effectiveness of our internal control over financial reporting must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, there could be an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we must continue to monitor and assess our internal control over financial reporting because a failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Stock Market and penalties or other adverse consequences under our existing contractual arrangements. In particular, pursuant to the indenture for the 2% Convertible Senior Notes due May 15, 2010 (the “2010 Notes”), if we fail to file our annual or quarterly reports in accordance with the terms of that indenture, or if we do not comply with certain provisions of the Trust Indenture Act specified in the indenture, after the passage of certain periods of time at the election of a certain minimum number of holders of the 2010 Notes, we may be in default under the indenture unless we pay a fee equal to 1% per annum of the aggregate principal amounts of the 2010 Notes, or the extension fee, to extend the default date. Even if we pay the applicable extension fee, we will eventually be in default for these filing failures if sufficient time passes and we have not made the applicable filing.

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

In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price declined significantly for several years due to market conditions and had recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our financial results for fiscal year 2008 (including our backlog as of April 6, 2008, which backlog is described in Item 1 of our Annual Report for the fiscal year ended April 6, 2008 as well as our outlook for fiscal year 2009 and in light of our financial results for the first quarter of fiscal year 2009.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. However, in the first quarter of fiscal

2008, we decreased our workforce by 21 employees; and in May 2008, we initiated a restructuring plan for which we have incurred restructuring charges of just over $2.0 million in the first quarter of fiscal 2009 primarily for employee termination costs. In addition, it is possible that we will continue to restructure our company and to incur additional associated expenses for the remainder of fiscal year 2009. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

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

Our success and ability to compete depends to a significant degree upon the protection of our software and other proprietary technology. We currently have a number of issued patents in the United States, but this number is relatively small in comparison to our competitors.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of August 3, 2008, we had approximately $3.7 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

A portion of our marketable securities is invested in auction rate securities. Failures in these auctions may affect our liquidity and value of these investments.

A portion of our marketable securities portfolio is invested in auction rate securities which are structured to provide liquidity through an auction process that resets the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the $18.35 million auction rate securities held by us failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions have historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. In the event we need to liquidate our investments in these types of securities, we will not be able to do so until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are redeemed by the issuer prior to maturity. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments as of August 3, 2008. Based on an impairment analysis we have recorded temporary unrealized losses of $0.9 million in other comprehensive income as a reduction in stockholders’ equity. If a certain concentration of the underlying reference portfolios default, if the issuing agent fails to make the required interest payments or the final principal payment upon the ultimate maturity of the notes, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to adjust the carrying value of these investments through an other-than-temporary impairment charge, which could materially affect our results of operations and financial condition.

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

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2009, on May 15, 2008, we issued 219,823 shares of our common stock as part of the contingent consideration paid to certain former stockholders of Mojave, Inc, in connection with our acquisition of Mojave, Inc. pursuant to a definitive agreement dated as of February 23, 2004. The contingent share consideration was based on the achievement of certain technology milestones and product orders. We may issue additional contingent share consideration of up to $32.2 million based on additional product orders over the period ending March 31, 2009. These securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the one month ended May 4, 2008 and the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 7 - May 4, 2008	32,198	$4.35	—	N/A
May 5 - May 31, 2008	13,219	$4.12	—	N/A
June 1 - June 30, 2008	2,814	$0.0001	—	N/A
July 1 - August 3, 2008	2,722	$0.0001	—	N/A

	50,953	$—	—	N/A

*	Includes 27,944 shares repurchased at a weighted average price of $6.95 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Summary of restricted stock units (“RSU”) change in control vesting accelerated provisions	8-K	000-33213	10.1	July 21, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: September 12, 2008	By	/s/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer
and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 3, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Summary of restricted stock units (“RSU”) change in control vesting accelerated provisions	8-K	000-33213	10.1	July 21, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X