Form 10-Q
period 2008-11-02
MAGMA DESIGN AUTOMATION INC
filed 2008-12-11
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008

or

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 1, 2008, 45,362,663 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED NOVEMBER 2, 2008

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	November 2, 2008	April 6, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,753	$46,970
Restricted cash	8,844	—
Short-term investments	—	3,000
Accounts receivable, net	28,302	38,310
Prepaid expenses and other current assets	4,324	5,244

Total current assets	74,223	93,524
Property and equipment, net	14,557	15,553
Intangible assets, net	25,381	40,436
Goodwill	66,442	64,877
Long-term investments	—	17,538
Long-term investments, pledged as collateral for secured credit line	16,671	—
Other assets	6,099	5,467

Total assets	$203,373	$237,395

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$2,904	$3,971
Accrued expenses	23,622	27,788
Secured credit line	12,550	—
Revolving note, current portion	10,000	—
Current portion of other long-term liabilities	2,743	2,078
Deferred revenue	25,135	25,254
Convertible notes	—	15,216

Total current liabilities	76,954	74,307
Convertible notes, net of debt discount of $1,050 and $1,421 at November 2, 2008 and April 6, 2008, respectively	48,889	48,518
Revolving note, less current portion	3,000	—
Long-term tax liabilities, less current portion	6,011	4,968
Other long-term liabilities	3,279	2,374

Total liabilities	138,133	130,167

Commitments and contingencies (Note 14)
Stockholders equity:
Common stock	5	5
Additional paid-in capital	389,809	374,183
Accumulated deficit	(286,576)	(229,479)
Treasury stock at cost	(32,615)	(32,697)
Accumulated other comprehensive loss	(5,383)	(4,784)

Total stockholders equity	65,240	107,228

Total liabilities and stockholders equity	$203,373	$237,395

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Revenue:
Licenses	$19,742	$35,637	$45,838	$67,626
Bundled licenses and services	7,486	9,217	17,416	18,874
Services	9,230	8,639	18,946	17,158

Total revenue	36,458	53,493	82,200	103,658

Cost of revenue:
Licenses	4,958	4,603	9,767	9,927
Bundled licenses and services	2,346	2,117	4,865	4,541
Services	5,048	5,254	10,050	10,100

Total cost of revenue	12,352	11,974	24,682	24,568

Gross profit	24,106	41,519	57,518	79,090
Operating expenses:
Research and development	19,047	18,355	39,180	37,025
Sales and marketing	15,474	18,645	32,277	35,547
General and administrative	6,743	7,533	13,695	15,867
Amortization of intangible assets	838	2,039	2,282	4,066
In-process research and development	—	656	—	656
Restructuring charge	3,307	—	5,327	291

Total operating expenses	45,409	47,228	92,761	93,452

Operating loss	(21,303)	(5,709)	(35,243)	(14,362)
Other income (expense):
Interest income	193	489	379	948
Interest and amortization of debt discount expense	(692)	(599)	(1,313)	(1,256)
Other income (expense), net	(974)	796	(1,070)	69

Other income (expense), net	(1,473)	686	(2,004)	(239)

Net loss before income taxes	(22,776)	(5,023)	(37,247)	(14,601)
Provision for income taxes	3,130	1,372	3,569	3,063

Net loss	$(25,906)	$(6,395)	$(40,816)	$(17,664)

Net loss per share basic and diluted	$(0.59)	$(0.16)	$(0.94)	$(0.45)

Shares used in calculation basic and diluted	$43,908	$39,919	$43,647	$39,383

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 2, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(40,816)	$(17,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,365	5,163
Amortization of intangible assets	14,477	15,428
In-process research and development	—	656
Provision for (recovery from) doubtful accounts	514	(55)
Amortization of debt discount and debt issuance costs	528	574
Unrealized loss on auction rate securities	2,755	—
Unrealized gain on purchased put option	(1,076)	—
Loss on strategic equity investments	82	380
Stock-based compensation	10,030	10,042
Tax benefits associated with exercise of stock options and debt issuance costs	—	21
Other non-cash items	1,283	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,356	4,017
Prepaid expenses and other assets	1,779	(2,161)
Accounts payable	(349)	(1,883)
Accrued expenses	(2,303)	(18,206)
Deferred revenue	(709)	(887)
Other long-term liabilities	790	1,105

Net cash flows used in operating activities	(7,294)	(3,469)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(3,503)	(6,994)
Purchase of property and equipment	(257)	(3,991)
Purchase of available-for-sale investments	—	(14,693)
Proceeds from maturities and sales of available-for-sale investments	5,000	17,100
Purchase of strategic investments	(1,801)	(1,275)
Restricted cash	(8,844)	4,850

Net cash flows used in investing activities	(9,405)	(5,003)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,932	13,633
Retirement of restricted stock	(987)	(394)
Proceeds from revolving note	13,000	—
Proceeds from secured credit line	12,550	—
Repayment of lease obligations	(1,171)	(1,114)
Repayment of convertible notes	(15,216)	—
Repayment of line of credit	—	(3,000)
Other financing activities	—	(83)

Net cash provided by financing activities	10,108	9,042

Effect of foreign currency translation changes on cash and cash equivalents	(285)	6

Net change in cash and cash equivalents	(6,876)	576
Cash and cash equivalents, beginning of period	39,629	45,338

Cash and cash equivalents, end of period	$32,753	$45,914

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital leases	$1,691	$1,975

Purchase of software under installment payment agreement	$909	$—

Issuance of common stock in connection with acquisitions	$619	$5,258

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

Preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

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

The Company’s fiscal years consist of four quarters of 13 weeks except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks. The Company’s fiscal year 2012 consists of 53 weeks and the second quarter of fiscal 2012 includes 14 weeks. The result of the additional week is not expected to have a material impact on the Company’s consolidated financial position or results of operations. All references to years or quarters in these notes to condensed consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

Information for the transition period from April 7, 2008 to May 4, 2008 was included in the Company’s Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008. The separate audited financial statements required for the transition period will be included in the Company’s annual report on Form 10-K for the fiscal year ending May 3, 2009.

References in this Form 10-Q to the second quarter and first half of fiscal 2009 represent the three and six months ended November 2, 2008. References in this Form 10–Q to the first quarter and second half of fiscal 2008 represent the three and six months ended September 30, 2007. We have not submitted financial information for the three and six months ended November 4, 2007 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the second quarter and first half of fiscal 2008 provides a meaningful comparison to the second quarter and first half of fiscal 2009. [The three and six months ended November 2, 2008 had the same number of weeks as the three and six months ended September 30, 2007.] We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and six months ended November 4, 2007 were presented in lieu of results for the three and six month ended September 30, 2007.

Principles of Consolidation

The condensed consolidated financial statements of Magma include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated from their functional currency to the U.S. dollar.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications. A new caption, current portion of other long-term liabilities has been added to the condensed consolidated balance sheets. As part of this, certain prior period amounts were reclassified from accrued expenses into current portion of other long-term liabilities. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Accounting Corrections

As a part of the Company’s implementation of new automated controls in internal controls over financial reporting in the first quarter of fiscal 2009, the Company identified certain amounts in deferred revenue recorded after events occurred which required the recognition of revenue or the reduction of goodwill. The error resulted from amounts not recognized once final revenue recognition criteria were met; amounts not recognized within the write-down of an investment in a former customer; and amounts not adjusted to goodwill as part of the fair value adjustment to acquired deferred revenue within 12 months subsequent to acquisition.

The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in the first quarter of fiscal 2009 as an increase in revenue and other income of $0.9 million and $0.2 million, respectively, and a decrease in goodwill and deferred revenue of $0.7 million and $1.8 million, respectively. As a result, the Company’s operating loss was decreased by $0.9 million and net loss was decreased by $1.1 million, or $0.02 per basic and diluted share, for the six months ended November 2, 2008.

While preparing the second quarter of fiscal 2009 tax provision, the Company determined the previously reported $6.9 million deferred tax assets recorded upon adoption of FASB Interpretation Number 48 (“FIN 48”) should have been reported net with long-term tax liabilities. Management determined that this classification was not material to previously issued interim and annual financial statements as it was limited to a balance sheet reclassification and did not affect the statements of operations or cash flows. The Company has reported net long term tax liabilities in the condensed consolidated balance sheet at April 6, 2008 in conformity with the presentation at November 2, 2008.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from SFAS 157 for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, Accounting for Leases (“SFAS 13”) and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS 157 in determining the classification of and accounting for leases.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on May 4, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

•

reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS 142 goodwill impairment test, if applicable;

•

indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142, and nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”); and

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued.

The adoption of SFAS 157 did not materially affect the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2009 fiscal year. The Company did not elect the fair value option for any assets or liabilities at the beginning of its 2009 fiscal year. The Company did elect the fair value option for an asset in the second quarter of fiscal 2009 (see Note 3.)

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). The guidance in EITF 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. EITF 07-3 became effective for the Company on April 4, 2008 and had no material impact on its consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 also requires the Company to disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if the Company will capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations. The guidance for determining the useful life of a recognized intangible asset in of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position or results of operations. Upon adoption, the Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited.

With the exception of the discussion above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended November 2, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended April 6, 2008, that are of significance or potential significance to us.

Note 2. Liquidity

Since inception, the Company has incurred aggregate consolidated net losses of approximately $286.6 million and has incurred net losses during each of the last four fiscal years. In recent years, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities.

The Company’s recurring losses, combined with decreased business activity over the past two quarters, recent reduced net working capital, accumulated deficit and reduced borrowing availability on existing credit facilities caused management to consider its ability to continue as a going concern.

In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued into the second quarter of fiscal 2009 and are planned to continue through the end of fiscal 2009. In total, management expects overall operating expenses to be reduced approximately 15% over fiscal 2008. As a result of these ongoing cost reduction measures and the decrease in business activity, management updated and reviewed its operational cash flow and debt service forecast through the end of fiscal 2010.

Additionally, management has taken action to liquidate the Company’s $18.4 million in auction rate securities (“ARS”), which have been illiquid for most of 2008. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover par value of the ARS on or about June 30, 2010 (see Note 3). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12). This secured line of credit provided the Company with supplemental operational cash of $12.6 million until the ARS can be sold back to UBS at par value in 2010.

Cash and cash equivalents available for use in operations aggregated a total of $32.8 million at November 2, 2008. The Company believes that its current cash resources will be sufficient to meet its expected operating cash requirements for the foreseeable future, currently analyzed through the end of fiscal year 2010. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Note 3. Fair Value Option

During the three months ended November 2, 2008, the Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The initial election of fair value led to a $1.1 million gain included in “Other income (expense), net” with the purchased put option asset recorded in long-term investments pledged as collateral for secured credit line.

Note 4. Fair Value of Financial Instruments

In the first quarter of fiscal 2009, the Company adopted the provisions of SFAS 157. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at November 2, 2008, were as follows (in thousands):

	Balance at November 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market funds	$10	$10	$—	$—
Long-term investments, pledged as collateral for secured credit line:
Auction rate securities	15,595	—	—	15,595
Purchased put option	1,076	—	—	1,076

Total long-term investments, pledged	16,671	—	—	16,671

Total assets measured at fair value	$16,681	$10	$—	$16,671

Accrued expenses:
Foreign currency forward contract	1,106	—	1,106	—

Total liabilities measured at fair value	$1,106	$—	$1,106	$—

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs

(Level 3) during the three and six months ended November 2, 2008 (in thousands):

	Three Months Ended November 2, 2008	Six Months Ended November 2, 2008
Beginning balance	$17,462	$—
Net transfers into Level 3	—	17,347
Net purchases, sales, issuances and settlements	—	—
Unrealized losses	(1,867)	(1,752)
Acquisition of purchased put option	1,076	1,076

Balance at November 2, 2008	$16,671	$16,671

Long-term investments on the condensed consolidated balance sheets consist of (i) ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12) and the Company agreed to release UBS from certain potential claims related to the collateralized ARSs in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term investments pledged as collateral for secured credit line as of November 2, 2008.

As of November 2, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 2, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 3.7 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 3.7 years. As the Company plans to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 3.7 years and the ARS with an estimated time to liquidity of two years as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded an unrealized loss of $1.9 million in net loss for the quarter ended November 2, 2008 and transferred an accumulated unrealized loss of $0.9 million from other comprehensive loss to other expense. Total unrealized loss of $2.8 million was reported in other expense in the condensed consolidated statement of operations for the three and six months ended November 2, 2008.

Note 5. Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes using the if-converted method.

For the three and six months ended November 2, 2008 and September 30, 2007 all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Shares of common stock issuable upon conversion of convertible notes	3,329	3,995	3,369	3,995
Shares of common stock issuable under stock option plans outstanding	11,890	12,425	11,890	12,425
Weighted average exercise price per share issuable under stock option plans	$10.50	$10.52	$10.50	$10.52

Note 6. Accumulated Deficit

The changes in accumulated deficit for the three and six months ended November 2, 2008 were as follows (in thousands):

	Three Months Ended November 2, 2008	Six Months Ended November 2, 2008
Balance at beginning of period	$(260,670)	$(245,756)
Net loss	(25,906)	(40,816)
Charges related to treasury stock reissuance	—	(4)

Balance at November 2, 2008	$(286,576)	$(286,576)

Note 7. Comprehensive Loss

Comprehensive loss includes net loss, unrealized gain on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Net loss	$(25,906)	$(6,395)	$(40,816)	$(17,664)
Unrealized gain on available-for-sale investments	—	5	—	7
Foreign currency translation adjustments	(1,958)	(1,125)	(1,588)	(783)

Comprehensive loss	$(27,864)	$(7,515)	$(42,404)	$(18,440)

Components of accumulated other comprehensive loss were as follows (in thousands):

	November 2, 2008	April 6, 2008
Unrealized loss on available-for-sale investments	$—	$(812)
Foreign currency translation adjustments	(5,383)	(3,972)

Accumulated other comprehensive loss	$(5,383)	$(4,784)

Note 8. Acquisitions

Acquisition-related earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent considerations in cash and/or stock to former stockholders of the acquired companies based on the acquired business’ achievement of certain technology or financial milestones as set forth in the respective acquisition agreement.

For the six months ended November 2, 2008 the Company recorded $1.2 million of intangible assets and $2.2 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Goodwill:
Sabio Labs	$2,172	$—
Intangible assets:
Mojave	626	619
Other	2	—

Total earnout consideration	$2,800	$619

Restricted cash for Sabio Labs, Inc.

Pursuant to the agreement to acquire Sabio Labs, Inc. (“Sabio”) and cash consideration held back to secure certain indemnification obligations that may arise for a 15-month period from the date of acquisition, the Company has classified $1.1 million of cash and cash equivalents as restricted cash. The Sabio indemnification period ends in May 2009.

Note 9. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of November 2, 2008 and April 6, 2008 (dollars in thousands):

	Weighted Average Life (months)	November 2, 2008			April 6, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,442	$—	$66,442	$64,877	$—	$64,877

Other intangible assets:
Developed technology	43	$114,855	$(98,631)	$16,224	$113,609	$(85,759)	$27,850
Licensed technology	40	41,699	(36,311)	5,388	41,097	(34,503)	6,594
Customer relationship or base	70	5,575	(3,042)	2,533	5,575	(2,429)	3,146
Patents	57	13,015	(12,626)	389	13,015	(11,205)	1,810
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252	(1,242)	10	1,252	(1,221)	31
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	36	600	(442)	158	600	(325)	275
Trademark	67	900	(521)	379	900	(470)	430

Total		$179,386	$(154,005)	$25,381	$177,538	$(137,102)	$40,436

In addition to the transactions discussed in Note 8 — ”Acquisitions,” during the six months ended November 2, 2008, the Company increased its goodwill by $0.1 million, reflecting purchase price adjustments related to acquired net tangible assets.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Amortization of intangible assets included in:
Cost of revenue-licenses	$4,709	$4,089	$9,380	$9,301
Cost of revenue-bundled licenses and services	1,533	838	2,815	2,060
Operating expenses	838	2,039	2,282	4,067

Total	$7,080	$6,966	$14,477	$15,428

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2009 (remaining six months)	$13,192
2010	5,007
2011	3,935
2012	1,885
2013 and thereafter	1,362

Total expected future amortization	$25,381

Expected future annual amortization expense of intangible assets for the remaining six months of fiscal 2009 includes $10.2 million relating to the intangible assets acquired from Mojave. The Mojave intangible assets will be fully amortized by the end of fiscal 2009.

Note 10. Convertible Notes, Current and Long-Term

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, as amended by EITF 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of November 2, 2008, debt discount balance related to the 2010 Notes was $1.1 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of November 2, 2008, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.7 million.

The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 11. Revolving note

In July 2007, the Company entered into a revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The Credit Facility, as amended, provided for a $10.0 million (amended temporarily to $15.0 million from May 31, 2008 to October 31, 2008) revolving secured credit line through July 2010, bears an interest rate equal to the bank’s prime rate or LIBOR plus 2.5% at management’s election, required the Company maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the Credit Facility. The Company was required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest was payable in full at the expiration of the Credit Facility. The Credit Facility allowed for letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit would not exceed the total amount available for borrowing under the credit facility.

On May 31, 2008, the Company entered into the Second Amendment to the Credit Facility (“Second Amendment”). Pursuant to the Second Amendment, the Credit Facility was temporarily amended to increase the total amount available for borrowing to $15.0 million until August 31, 2008, at which time the total amount available for borrowing reverted back to $10.0 million and any borrowings in excess of $10.0 million were due and payable.

On September 26, 2008, the Company entered into the Third Amendment to the Credit Facility (“Third Amendment”). Pursuant to the Third Amendment, the temporary increase in the total amount for borrowing of $15.0 million was extended from August 31, 2008 to October 31, 2008, at which time the total amount available for borrowing reverted back to $10.0 million and any borrowings in excess of $10.0 million were due and payable.

Effective as of October 31, 2008, the Company entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced the then existing $10.0 million Credit Facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $15.0 million. The New Credit Facility expires on December 31, 2009 and shall be used by the Company first, to refinance the existing Credit Facility, and second, to finance working capital and letters of credit, not to exceed $2.5 million, requirements. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility shall not exceed the $15.0 million or 80% of the Company’s eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires the Company to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. The Company is required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility.

Pursuant to the New Credit Facility, the Company has pledged to grant to Wells Fargo Bank, N.A. a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable. As of November 2, 2008, the Company had outstanding borrowings of $13.0 million and two letters of credit totaling $1.7 million under the New Credit Facility. The maximum borrowing available under the new Credit Facility at November 2, 2008 was $7.0 million; therefore the Company has classified $7.7 million of cash and cash equivalents as restricted cash.

Note 12. Secured Credit Line

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of November 2, 2008, the UBS determined the ARS market value to be $15.9 million. Advances under this agreement bear interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

There was $12.6 million outstanding on this line of credit at November 2, 2008, which is the maximum available borrowing.

Note 13. Restructuring charges

In May 2008, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies.

During the first quarter of fiscal 2009, the Company recorded $2.0 million in pre-tax restructuring charges associated with the termination of 71 employees and costs related to expatriate relocation. During the second quarter of fiscal 2009, the Company recorded an additional $0.1 million in pre-tax restructuring charges associated with the first quarter of fiscal 2009 actions.

On October 1, 2008, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. The Company recorded $3.2 million in pretax restructuring charges in the second quarter of fiscal 2009 related to the October 2008 actions.

In total, the Company recorded restructuring charges of $3.3 million and $5.3 million, respectively, during the three and six months ended November 2, 2008 in connection with the FY 2009 Restructuring Plan. These costs related to severance, expatriate relocation and facilities and other costs related to the restructuring.

The Company is in the process of evaluating the need for additional restructuring activities in conjunction with the FY 2009 Restructuring Plan. The Company estimates these costs to be in the range of $4.0 to $5.0 million in the third and fourth quarters of fiscal 2009.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at April 6, 2008	$—	$—	$—	$—
Restructuring provision	—	—	—	—
Cash payments	—	—	—	—

Balance at May 4, 2008	—	—	—	—
Restructuring provision	1,583	418	19	2,020
Cash payments	(1,433)	—	(19)	(1,452)

Balance at August 3, 2008	150	418	—	568
Restructuring provision	3,064	—	243	3,307
Cash payments	(2,050)	(125)	(36)	(2,211)

Balance at November 2, 2008	$1,164	$293	$207	$1,664

During the first quarter of fiscal 2008, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of April 6, 2008, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 14. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the condensed consolidated balance sheet as of November 2, 2008. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The court granted preliminary approval of the settlement on July 7, 2008. On December 5, 2008, the court held a hearing on final approval of the settlement and requested that plaintiff submit additional information, including information on claims by class members. The court will rule on final approval after review of plaintiff’s submissions. There is no assurance that the court will grant final approval of the settlement.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The court granted preliminary approval of the settlement on August 4, 2008, and granted final approval of the settlement on October 3, 2008.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of November 2, 2008.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of November 2, 2008.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of November 2, 2008.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of November 2, 2008. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 15. Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Cost of revenue	$365	$439	$777	$868
Research and development expense	1,871	1,947	3,941	3,879
Sales and marketing expense	1,247	1,293	2,886	2,515
General and administrative expense	1,173	1,384	2,426	2,780

Total stock-based compensation expense	$4,656	$5,063	$10,030	$10,042

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

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Stock options	$1,487	$2,681	$3,610	$5,516
Restricted stock and restricted stock units	2,326	1,508	4,742	3,091
Employee stock purchase plan	843	874	1,678	1,435

Total stock-based compensation expense	$4,656	$5,063	$10,030	$10,042

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

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
Stock options:
Expected life (years)	3.90 - 3.99	4.04	3.90 - 4.02	4.04 - 4.31
Volatility	65%	41%	46 - 65%	39 - 41%
Risk-free interest rate	2.25 - 2.85%	4.13 - 4.90%	2.25 - 3.56%	4.13 - 4.91%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$2.18	$5.37	$2.48	$4.92

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	65%	39%	46 - 65%	39 - 41%
Risk-free interest rate	2.18%	4.80%	2.18 - 2.25%	4.80 - 4.91%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$2.85	$4.99	$4.44	$4.54

As of November 2, 2008, there was approximately $12.8 million and $6.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.26 years and 1.83 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years. As of November 2, 2008, there was approximately $1.3 million and $7.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 0.5 years and 2.5 years, respectively.

Note 16. Income Taxes

Provision for income taxes was $3.1 million and $3.6 million for the three and six months ended November 2, 2008, respectively, and $1.4 million and $3.1 million, respectively, for the three and six months ended September 30, 2007.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on April 2, 2007, the beginning of its fiscal 2008. For the period ended November 2, 2008, the Company had approximately $12.5 million of total gross unrecognized tax benefits, of which $10.9 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital.

The Company’s fiscal 2009 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its US valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

Note 17. Segment Information

The Company has adopted the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
North America*	$20,043	$31,610	$44,375	$56,053
Europe	5,833	4,106	18,598	14,864
Japan	7,621	14,601	11,733	21,268
Asia-Pacific (excluding Japan)	2,961	3,176	7,494	11,473

	$36,458	$53,493	$82,200	$103,658

	Three Months Ended		Six Months Ended
	November 2, 2008	September 30, 2007	November 2, 2008	September 30, 2007
North America*	55%	59%	54%	54%
Europe	16%	8%	23%	14%
Japan	21%	27%	14%	21%
Asia-Pacific (excluding Japan)	8%	6%	9%	11%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

Revenue attributed to significant customers, representing 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

	Three Months Ended				Six Months Ended
	November 2, 2008		September 30, 2007		November 2, 2008		September 30, 2007
Customer A	*	*	*	*	13%		*	*
Customer B	10%		*	*	*	*	*	*
Customer C	10%		*	*	*	*	*	*
Customer D	*	*	21%		*	*	11%

**	Less than 10% of total revenue.

Note 18. Subsequent Events

On November 20, 2008, the Company announced the commencement of an exchange offer (“Exchange Offer”) to provide eligible employees the opportunity to exchange some or all of their outstanding options, whether vested or unvested, with an exercise price greater than $4.00 per share for restricted stock units (“RSUs”), subject to certain exclusions. The number of RSUs received will be determined by the number of options exchanged and the exercise price of those options. The RSUs will vest based on the employee’s length of service with the Company, country of residence and the taxability of the exchange. There are 6.2 million option shares subject to the Exchange Offer. Additional stock-based compensation expense resulting from the Exchange Offer assuming 100% option exchange and recent market value is estimated to be approximately $3.0 million and will be recognized over vesting periods ranging from 12 to 48 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2008. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in this Quarterly Report on Form 10-Q under the caption “Risk Factors” as well as the following factors: competition in the EDA market; difficulty in predicting quarterly results; an inability to generate sufficient operating cash flows; weakness in the semiconductor or electronic systems industries or the economy more generally; Magma’s ability to integrate acquired businesses and technologies; market acceptance of new products; potentially higher-than-anticipated costs of litigation; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; adoption of products by customers; weaker-than-anticipated sales of Magma’s products and services; the ability to manage expanding operations and restructuring of operations; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; the ability to continue to deliver competitive products to customers; and changes in accounting rules. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

The Company’s 2009 fiscal year began on May 5, 2008 and will end on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended May 4, 2008. Information for the transition period from April 7 to May 4, 2008 was included in our Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008. The separate audited financial statements required for the transition period will be included in the Company’s annual report on Form 10-K for the fiscal year ending May 3, 2009.

References in this Form 10-Q to the second quarter and first half of fiscal 2009 represent the three and six months ended November 2, 2008. References in this Form 10–Q to the first quarter and second half of fiscal 2008 represent the three and six months ended September 30, 2007. We have not submitted financial information for the three and six months ended November 4, 2007 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the second quarter and first half of fiscal 2008 provides a meaningful comparison to the second quarter and first half of fiscal 2009. [The three and six months ended November 2, 2008 had the same number of weeks as the three and six months ended September 30, 2007.] We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and six months ended November 4, 2007 were presented in lieu of results for the three and six month ended September 30, 2007.

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

To support our customers, we have focused on providing technologically advanced products to address each step in the integrated circuit design process, as well as integrating these products into broad platforms. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

During the second quarter of fiscal 2009, we recognized quarterly revenue of $36.4 million, which decreased 20% from the preceding quarter and 32% from the second quarter of fiscal 2008. License sales for the second quarter of fiscal 2009 accounted for approximately 54% of total revenue, compared to 57% in the preceding quarter and 67% in the second quarter of the prior year.

Global Markets

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the second quarter of fiscal 2009. For the six-month period ended November 2, 2008, continued concerns about the systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy generally. In the second quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels. In particular, the semiconductor industry has been materially adversely affected by the macroeconomic environment.

As a result of these market conditions, the availability and cost of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, allowance for doubtful accounts, fair value of financial instruments, strategic investments, asset purchases and business combinations, valuation of long-lived assets and income taxes to be our most critical policies due to the estimation processes involved in each.

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

As of November 2, 2008, two of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our sales and marketing expenses and our reported net income would increase.

Fair value option

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions.

We adopted SFAS 159 in the first quarter of fiscal 2009. Our adoption of SFAS 159 permits us to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. Our election is on a prospective basis and is irrevocable.

During the three months ended November 2, 2008, we elected fair value accounting for the purchased put option recorded in connection with the settlement agreement signed with UBS Financial Services, Inc. (“UBS”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying auction rate securities (“ARS”) under different methods. The initial election of fair value led to a $1.1 million gain included in “Other income (expense), net” with the purchased put option asset recorded in long-term investments for the three and six months ended November 2, 2008.

Cash equivalent, short-term investments and long-term investments

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with unrealized gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our condensed consolidated balance sheets. As of November 2, 2008, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair market value as of the balance sheet date, with unrealized gains or losses recorded as other income or expense on our condensed consolidated statement of operations.

In the first quarter of fiscal 2009, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157.”) SFAS 157 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-term investments on the condensed consolidated balance sheets consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, we entered into an agreement with UBS which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to us up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

As of November 2, 2008, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 2, 2008, we engaged a third party valuation service to model Level 3 fair value using an income approach. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 3.7 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 3.7 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately two years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 3.7 years and the ARS with an estimated time to liquidity of two years as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we have recorded an unrealized loss of $1.9 million in net loss for the quarter ended November 2, 2008 and transferred an accumulated unrealized loss of $0.9 million from other comprehensive loss to other expense. Total unrealized loss of $2.8 million was reported in other income (expense), net in the condensed consolidated statement of operations for the three and six months ended November 2, 2008.

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

Goodwill impairment

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 13 to the Company’s Form 10-K for the year ended April 6, 2008`). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of intangibles and long-lived assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. If one or more indicators of impairment exist, we will measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different from what was reflected in our historical income tax provisions.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.5 million at November 2, 2008. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.3 million, respectively, for the three and six months ended November 2, 2008. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.2 million and $0.4 million, respectively, for the three and six months ended September 30, 2007.

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

	Three Months Ended
Revenue Category	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue
License and bundled licenses and services revenue
Ratable	$8,085	22%	$10,133	19%
Due & Payable	13,416	37%	20,060	38%
Cash Receipts	1,151	3%	1,633	3%
Up-Front*	4,576	13%	13,028	24%

	27,228	75%	44,854	84%
Services revenue	9,230	25%	8,639	16%

Total Revenue	$36,458	100%	$53,493	100%

	Six Months Ended
Revenue Category	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue
License and bundled licenses and services revenue
Ratable	$18,501	23%	$20,539	20%
Due & Payable	25,844	31%	40,329	39%
Cash Receipts	2,659	3%	3,188	3%
Up-Front**	16,250	20%	22,444	21%

	63,254	77%	86,500	83%
Services revenue	18,946	23%	17,158	17%

Total Revenue	$82,200	100%	$103,658	100%

*	Included $4,552 or 12% of revenue from new contracts for the quarter ended November 2, 2008 and $12,753 or 24% of revenue from new contracts for the quarter ended September 30, 2007.

**	Included $8,785 or 11% of revenue from new contracts for the six months ended November 2, 2008 and $19,822 or 19% of revenue from new contracts for the six months ended September 30, 2007.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data for the three and six months ended November 2, 2008 and September 30, 2007 (in thousands, except for percentage data):

Three Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Revenue
Licenses	$19,742	54%	$35,637	67%	$(15,895)	(45)%
Bundled licenses and services	7,486	21%	9,217	17%	(1,731)	(19)%
Services	9,230	25%	8,639	16%	591	7%

Total revenue	36,458	100%	53,493	100%	(17,035)	(32)%

Cost of revenue:
Licenses	4,958	14%	4,603	8%	355	8%
Bundled licenses and services	2,346	6%	2,117	4%	229	11%
Services	5,048	14%	5,254	10%	(206)	(4)%

Total cost of sales	12,352	34%	11,974	22%	378	3%

Gross profit	$24,106	66%	$41,519	78%	$(17,413)	(42)%

Six Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Revenue
Licenses	$45,838	56%	$67,626	65%	$(21,788)	(32)%
Bundled licenses and services	17,416	21%	18,874	18%	(1,458)	(8)%
Services	18,946	23%	17,158	17%	1,788	10%

Total revenue	82,200	100%	103,658	100%	(21,458)	(21)%

Cost of revenue:
Licenses	9,767	12%	9,927	10%	(160)	(2)%
Bundled licenses and services	4,865	6%	4,541	4%	324	7%
Services	10,050	12%	10,100	10%	(50)	—

Total cost of sales	24,682	30%	24,568	24%	114	—

Gross profit	$57,518	70%	$79,090	76%	$(21,572)	(27)%

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended November 2, 2008 and September 30, 2007 (in thousands, except for percentage data):

Three Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Domestic	$20,043	55%	$31,610	59%	$(11,567)	(37)%
International:
Europe	5,833	16%	4,106	8%	1,727	42%
Japan	7,621	21%	14,601	27%	(6,980)	(48)%
Asia-Pacific (excluding Japan)	2,961	8%	3,176	6%	(215)	(7)%

Total international	16,415	45%	21,883	41%	(5,468)	(25)%

Total revenue	$36,458	100%	$53,493	100%	$(17,035)	(32)%

Six Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Domestic	$44,375	54%	$56,053	54%	$(11,678)	(21)%
International:
Europe	18,598	23%	14,864	14%	3,734	25%
Japan	11,733	14%	21,268	21%	(9,535)	(45)%
Asia-Pacific (excluding Japan)	7,494	9%	11,473	11%	(3,979)	(35)%

Total international	37,825	46%	47,605	46%	(9,780)	(21)%

Total revenue	$82,200	100%	$103,658	100%	$(21,458)	(21)%

Revenue

•	Revenue for the three and six months ended November 2, 2008 was $36.4 million and $82.2 million, down 32% and 21%, respectively, from the three and six months ended September 30, 2007.

•

Licenses revenue decreased by 45% and 32%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to decreased revenue from orders executed during the first and second quarters of fiscal 2009 in North America, Asia-Pacific and Japan. License revenue came from new customers and existing customers who extended license periods and added license capacity with respect to existing and new Magma products. We do not factor any of our receivables to obtain revenue. Two and one customers, respectively, accounted for greater than 10% of total revenue for the three and six months ended November 2, 2008, while one customer accounted for greater than 10% of total revenue for both the three and six months ended September 30, 2007. Licenses revenue as a percentage of total revenue decreased by 13% and 9% respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007.

•

Bundled licenses and services revenue decreased by 19% and 8%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to decreased revenue from orders executed in the second quarter of fiscal 2009 in North America and Europe. Bundled licenses and services revenue orders came from existing customers who extended license periods and added license capacity with respect to existing and new Magma products. Bundled licenses and services revenue as a percentage of total revenue increased by 4% and 3%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007.

•

Services revenue increased by 7% and 10%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. This increase was due to increased maintenance revenue of $0.3 million and $1.0 million, respectively, and increased services and training revenue of $0.3 million and $0.8 million, respectively, for the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. The increase in maintenance revenue was primarily due to the timing of service completion and the renewal of the maintenance contracts. Services revenue as a percentage of total revenue increased by 9% and 6%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007.

•

Domestic revenue decreased 37% and 21%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. Domestic revenue as a percentage of total revenue decreased by 4% in the three months ended November 2, 2008 compared to the three months ended September 30, 2007 and was a consistent 54% of total revenue in the six months ended November 2, 2008 and September 30, 2007.

•

International revenue decreased by 25% and 21%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. International revenue as a percentage of total revenue increased 4% in the three months ended November 2, 2008 compared to the three months ended September 30, 2007 and was a consistent 46% of total revenue in the six months ended November 2, 2008 and September 30, 2007.

Cost of Revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses. Cost of licenses revenue increased by 8% and decreased by 2%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. Amortization charges related to acquired developed technology and intangible assets increased in the three and six months ended November 2, 2008 by $1.3 million and $0.8 million, respectively, compared to the three and six months ended September 30, 2007 due primarily to the increased value of intangible assets from acquisitions and contingent acquisition earnouts. The increases were partially offset by increased costs allocated to cost of bundled licenses and services revenue of $0.5 million and $0.7 million, respectively, and decreased royalty and outside sales representative expenses totaling $0.5 million and $0.4 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007.

•

Cost of bundled licenses and services revenue primarily consists of allocation of costs from cost of licenses and services. Cost of bundled licenses and services revenue increased by 11% and 7%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to increased amortization of intangible assets which was partially offset by reduced payroll related costs.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue decreased by 4% in the three months ended November 2, 2008 compared to the three months ended September 30, 2007 and was relatively flat in the six months ended

November 2, 2008 compared to the six months ended September 30, 2008. The changes were primarily due to net decrease in payroll related costs of $0.5 million and $0.4 million resulting from staff reductions as a result of the FY 2009 Restructuring Plan which were partially offset by annual salary increases, offset by decreased costs allocated to the cost of bundled licenses and services revenue of $0.3 million and $0.4 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007.

Operating expenses

The table below sets forth operating expense data for the three and six months ended November 2, 2008 and September 30, 2007 (in thousands, except for percentage data):

Three Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$19,047	52%	$18,355	34%	$692	4%
Sales and marketing	15,474	43%	18,645	35%	(3,171)	(17)%
General and administrative	6,743	19%	7,533	14%	(790)	(10)%
Amortization of intangible assets	838	2%	2,039	4%	(1,201)	(59)%
In-process research and development	—	—	656	1%	(656)	(100)%
Restructuring charge	3,307	9%	—	—	3,307	N/A

Total operating expenses	$45,409	125%	$47,228	88%	$(1,819)	(4)%

Six Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$39,180	48%	$37,025	36%	$2,155	6%
Sales and marketing	32,277	39%	35,547	34%	(3,270)	(9)%
General and administrative	13,695	17%	15,867	15%	(2,172)	(14)%
Amortization of intangible assets	2,282	3%	4,066	4%	(1,784)	(44)%
In-process research and development	—	—	656	1%	(656)	(100)%
Restructuring charge	5,327	6%	291	—	5,036	1731%

Total operating expenses	$92,761	113%	$93,452	90%	$(691)	(1)%

•

Research and development expense increased by $0.7 million and $2.2 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. The quarterly increase was primarily due to increases in payroll related expenses of $1.2 million, consulting services for engineering projects of $0.3 million and common expenses, such as information technology and facilities related expenses, of $0.2 million. The increases were partially offset by a decrease in employee bonuses of $0.9 million and software maintenance of $0.3 million in the three months ended November 2, 2008 compared to the three months ended September 30, 2007. The six month increase was primarily due to increases in payroll related expenses of $2.9 million, consulting services for engineering projects of $0.7 million and common expenses, such as information technology and facilities related expenses, of $0.7 million. The increases were partially offset by a decrease in employee bonuses of $1.9 million and software maintenance of $0.3 million in the six months ended November 2, 2008 compared to the six months ended September 30, 2007. The remainder of the fluctuation in research and development expense was accounted for by other individually insignificant items. The increase in payroll related expenses was primarily due to increases in the number of employees and annual salary increases. At the end of the second quarter of fiscal 2009, the number of our research and development employees increased 12% through direct hiring and acquisitions compared to the end of the second quarter of fiscal 2008. Prior to the restructuring in the second quarter of fiscal 2009, the number of our research and development employees had increased 23% compared to the end of the second quarter of 2008.

•

Sales and marketing expense decreased by $3.2 million and $3.3 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. The quarterly decrease was due to a decrease in commissions of $1.2 million, employee bonuses of $0.6 million, payroll related expenses of $0.6 million, travel and entertainment of $0.4 million and consulting expenses of $0.4 million. The six month decrease was due to a decrease in commissions of $2.2 million, employee bonuses of $0.9 million, travel and entertainment of $0.4 million and consulting expenses of $0.5 million, partially offset by an increase in payroll related expenses of $0.6 million. The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the average number of employees and annual salary increases. At the end of the second quarter of fiscal 2009, the number of employees in sales and marketing decreased by 10% compared to the end of the second quarter of fiscal 2008. Prior to the restructuring in the first quarter of fiscal 2009, the number of employees in sales and marketing had increased 7% compared to the end of the second quarter of fiscal 2008.

•

General and administrative expense decreased by $0.8 million and $2.2 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007. The quarterly decrease was due to decreases of $0.8 million in total compensation related expenses resulting from lower employee bonuses, share-based compensation expense and headcount and $0.3 million in depreciation expense, partially offset by a $0.4 million increase in consulting expenses. The six month decrease was due to decreases of $1.1 million in total compensation related expenses resulting from lower employee bonuses and share-based compensation expense, $0.8 million in depreciation expense and $0.7 million in legal expense, partially offset by a $0.2 million increase in bad debt expense. The remainder of the fluctuation in general and administrative expense was accounted for by other individually insignificant items. At the end of the second quarter of fiscal 2009, the number of general and administrative employees decreased by 14% compared to the end of the second quarter of fiscal 2008.

•

Amortization of intangible assets decreased by 59% and 44%, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to several existing technologies and patents having been fully amortized during fiscal 2008.

•

Restructuring charges of $3.3 million and $5.0 million, respectively, in the three and six months ended November 2, 2008 represented employee termination expenses, expatriate relocation charges and facilities closures cost resulting from our continued realignment to current business conditions. A similar charge of $0.3 million was incurred in the first quarter of fiscal 2008.

Other items

The table below sets forth other data for the three and six months ended November 2, 2008 and September 30, 2007 (in thousands, except for percentage data):

Three Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$193	1%	$489	1%	$(296)	(61)%
Interest and amortization of debt discount expense	(692)	(2)%	(599)	(1)%	(93)	16%
Other income (expense), net	(974)	(3)%	796	1%	(1,770)	(222)%

Total other income (expense), net	$(1,473)	(4)%	$686	1%	$(2,159)	(315)%

Provision for income taxes	$3,130	(9)%	$1,372	(3)%	$1,758	128%

Six Months Ended:	November 2, 2008	% of Revenue	September 30, 2007	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$379	—	$948	1%	$(569)	(60)%
Interest and amortization of debt discount expense	(1,313)	(1)%	(1,256)	(1)%	(57)	5%
Other income (expense), net	(1,070)	(1)%	69	—	(1,139)	(1651)%

Total other expense, net	$(2,004)	(2)%	$(239)	—	$(1,765)	738%

Provision for income taxes	$3,569	(10)%	$3,063	(6)%	$506	17%

•

Interest income decreased $0.3 million and $0.6 million, respectively, in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to lower average cash and investments balances resulting from our use of cash in operations, the acquisition of intangible assets and the payment of the balance of our outstanding 2008 Notes.

•

Interest expense decreased $0.1 million in both the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007, primarily due to reduced indebtedness of $15.2 million resulting from the repayment of the 2008 Notes partially offset by revolving note borrowings of $13.0 million and the secured credit line borrowings of $12.6 million. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes and interest expenses on capital leases.

•

Other expense, net increased in the three and six months ended November 2, 2008 compared to the three and six months ended September 30, 2007 primarily due to recognizing an unrealized loss on the ARS of $2.8 million offset by a gain resulting from the ARS related UBS purchased put option of $1.1 million in the three and six months ended November 2, 2008. This net loss was partially offset by foreign exchange gains of $0.8 million and $0.7 million, respectively, for the three and six month ended November 2, 2008.

Starting in fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures.

•

Provision for income taxes was $3.1 million and $3.6 million for the three and six months ended November 2, 2008, respectively, and $1.4 million and $3.1 million, respectively, for the three and six months ended September 30, 2007. The effective tax rate for fiscal 2009 was approximately (14%) and (10%) for the three months and six months ended November 2, 2008, respectively. Our fiscal 2009 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its US valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At November 2, 2008, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of November 2, 2008 and April 6, 2008, and cash flow data for the six months ended November 2, 2008 and September 30, 2007 (in thousands):

	November 2, 2008	April 6, 2008
Cash, cash equivalents and short-term investments	$32,753	$49,970

For six months ended:	November 2, 2008	September 30, 2007
Net cash flows used in operating activities	$(7,294)	$(3,469)
Net cash flows used in investing activities	$(9,405)	$(5,003)
Net cash provided by financing activities	$10,108	$9,042

Our cash, cash equivalents and short-term investments, excluding restricted cash, were approximately $32.7 million on November 2, 2008, a decrease of $17.2 million or 35% from April 6, 2008, the end of fiscal 2008. The decrease primarily reflected cash used in operations, cash used for purchases of intangible assets, strategic investments and the funding of restricted cash, and cash used for the repayment of $15.2 million of the 2008 Notes and capital leases. These decreases were partially offset by $25.6 million of borrowings on our revolving note and secured credit line and net proceeds of $0.9 million from the issuance of common stock.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of November 2, 2008, we held an aggregate of $26.1 million in cash and cash equivalents in the United States and an aggregate of $6.6 million in foreign accounts.

Net cash used in operating activities

Net cash used in operations increased by $3.8 million in the six months ended November 2, 2008 compared to the six months ended September 30, 2007 primarily due to a $23.4 million decrease in cash from customers and an $1.8 million increase in costs and expenses. The decrease in cash from customers and increased costs and expenses were partially offset by a decrease of $17.4 million in payments on accounts payable and accrued liabilities balances and a decrease of $3.9 million in payments on prepaid and other assets in the six months ended November 2, 2008 compared to the six months ended September 30, 2007. The aggregate balance of accounts payable and accrued liabilities decreased by $2.7 million and $20.1 million, respectively, in the six months ended November 2, 2008 and September 30, 2007. The decrease in accrued liabilities in the six months ended November 2, 2008 was primarily due to payments of annual employee bonuses. The decrease in accrued liabilities in the six months ended September 30, 2007 was primarily due to payments on the Synopsys litigation settlement, legal fees and annual employee bonuses. The decrease in cash from customers was primarily due to lower revenue and the increase in costs and expenses was primarily due to $5.3 million of restructuring expenditures in the six months ended November 2, 2008.

Net cash used in investing activities

Net cash used in investing activities increased by $4.4 million in the six months ended November 2, 2008 compared to the six months ended September 30, 2007. The increase was primarily due to a $12.1 million decrease in proceeds from maturities and sales of short-term investments, an $8.8 million funding of restricted cash, and the $0.5 million increase in the purchase of strategic investments. The increased use of cash in investing activities was partially offset by a $14.7 million decrease in purchases of short-term investments, a $3.7 million decrease in purchases of property and equipment for cash, as well as a $3.5 million decrease in cash paid for business and asset acquisitions. We expect capital expenditures for the remainder of fiscal 2009 to be comparable to the first half of fiscal 2009. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash provided by financing activities

Net cash provided by financing activities increased by $1.1 million in the six months ended November 2, 2008 compared to the six months ended September 30, 2007. The increase was primarily due to $25.6 million of borrowings on our revolving note and secured credit line offset by $15.2 million we used to repay the remaining outstanding 2008 Notes in the first quarter of fiscal 2009 and a $12.3 million decrease in cash received from the exercise of stock options and shares purchased under our employee stock purchase plan.

Capital resources

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we are increasing our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include further operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. In addition, we have expanded the alternatives we are considering and we may restructure our debt. If we are successful in taking certain of the significant actions described above and reduce our cash outlays, we believe we will meet our cash needs though fiscal 2010. In the event that these efforts do not generate adequate additional liquidity, we may not have sufficient cash for our working capital requirements, capital investments, debt service and operations through fiscal 2010. If we are unsuccessful in reducing our cash outlays our liquidity will further decline. Current credit market conditions may make external financing difficult to obtain in light of overall credit market conditions. Any external credit financing that we are able to obtain will likely contain terms that are not as favorable to us as historical financings. Our ability to fund our cash needs over the short and long term will also depend on our ability to generate cash from operations, which is subject to general economic, financial, competitive and other factors. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A “Risk Factors.”

Effective as of October 31, 2008, we entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced our existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments available up to $15.0 million. The New Credit Facility expires on December 31, 2009 and was used first, to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility cannot exceed the $15.0 million or 80% of our eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires us to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. We are required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility.

Pursuant to the New Credit Facility, the we have pledged to grant to Wells Fargo Bank, N.A. a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable. As of November 2, 2008, we had outstanding borrowings of $13.0 million and two letters of credit totaling $1.7 million under the New Credit Facility. The maximum borrowing available under the new Credit Facility at November 2, 2008 was $7.0 million; therefore we have classified $7.7 million of cash and cash equivalents as restricted cash.

Contractual obligations

As of November 2, 2008, our principal contractual obligations consisted of operating lease commitments, with an aggregate future amount of $13.4 million through fiscal 2013 for office facilities, repayments of the revolving notes of $13.0 million due December 31, 2009, repayment of the convertible notes of $49.9 million due in May 2010, capital lease obligations for computer equipment and purchase obligations. We have no material commitments for capital expenditures. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $40.3 million as of November 2, 2008. These contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to repay the amounts due under the New Credit Facility and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of November 2, 2008, the Company recorded unrecognized tax benefits of $12.5 million of which, $5.6 million were included in our long-term tax liabilities on our unaudited condensed consolidated balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of November 2, 2008, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of November 2, 2008.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of November 2, 2008.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of November 2, 2008.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of November 2, 2008. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of November 2, 2008, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

Starting with the fourth quarter of fiscal 2008, the $18.4 million auction rate securities we held failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of November 2, 2008, we have written down our auction rate securities from their par value of $18.4 million to the estimated fair value of approximately $15.6 million. The $2.8 million decline in market value was recorded to other expense during the quarter ended November 2, 2008 in conjunction with our decision to reclassify the auction rate securities from the available-for-sale category to the trading category. In addition, we entered into a settlement agreement with UBS whereby we have the option to sell the auction rate securities at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allowed us to borrow up to 75% of the market value of the auction rate securities as determined by UBS, which totaled $12.6 million. This $12.6 million borrowing afforded us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, our other sources of cash, and now our borrowing on the “no net cost” secured line of credit, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of November 2, 2008, we had approximately $6.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three and six months ended November 2, 2008, net foreign exchange gains totaled $0.8 million and $0.7 million, respectively, and was included in “Other Income (Expense), Net” in our condensed consolidated statements of operations.

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

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the condensed consolidated balance sheet as of November 2, 2008. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The court granted preliminary approval of the settlement on July 7, 2008. On December 5, 2008, the court held a hearing on final approval of the settlement and requested that plaintiff submit additional information, including information on claims by class members. The court will rule on final approval after review of plaintiff’s submissions. There is no assurance that the court will grant final approval of the settlement.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al., No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The Complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. Defendants have demurred to the Complaint, and the action has been stayed pending further developments in the putative shareholder class action referenced above. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The court granted preliminary approval of the settlement on August 4, 2008, and granted final approval of the settlement on October 3, 2008.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 6, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008.

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

We currently compete with companies that hold dominant shares in the electronic design automation market, such as Cadence Design Systems, Inc. (“Cadence”), Synopsys, Inc. (“Synopsys”) and Mentor Graphics Corporation (“Mentor”). Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors might be causing or might cause in the future the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do; for example, we do not offer logic simulation which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share and our competitors’ greater cash resources and higher market capitalization may give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $286.6 million as of November 2, 2008. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $286.6 million as of November 2, 2008. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

If we cannot generate sufficient operating cash flows or alternatively obtain external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of November 2, 2008, we held cash and cash equivalents, excluding restricted cash of $32.8 million. Our long-term investments consist of auction rate securities, auctions for which have not occurred since February 2008 and a purchased put option. In the second quarter of fiscal 2008, we increased cost cutting activities, including: reducing the number of employees, reducing capital spending, cutting research and development projects and reducing administrative expenses. Many of these measures will not materially affect our cash outlays until the third quarter of fiscal 2009. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

Further, if adverse regional, national or global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels.

We may assess markets for external financing opportunities, including debt and equity, and we may require additional financing to support our continued growth or to fund our operations. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. Moreover, the funds availability under our existing $15.0 revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders. Our inability to obtain needed financing or to generate sufficient cash from operations would materially adversely affect our business and financial condition and could cause our business to fail.

If the industries into which we sell our products experience a recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would be likely to decline.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A sharp downturn (such as that experienced recently in the semiconductor and systems industries), a reduced number of design starts, a reduction of electronic design automation budgets or consolidation among our customers would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East, North Korea and other parts of the world, recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis, global climate change and other worldwide events have increased uncertainty in the United States economy. If the economy declines as a result of this economic, financial, political, social and environmental turmoil, existing customers may decrease their purchases of our software products or delay their implementation of our software products and prospective customers may decide not to adopt our software products, any of which could negatively impact our business and operating results.

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

In addition, the stock market in recent years, and particularly in the last several months, has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future adversely affect the price of our common stock, regardless of our operating performance. Recent problems with the financial system, such as problems involving banks as well as the mortgage markets, might increase such market fluctuations.

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

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of November 2, 2008. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of November 2, 2008. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. For the six months ended November 2, 2008, one customer accounted for approximately 13% of our revenue.

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

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The volatility and disruption in the capital and credit markets has reached unprecedented levels in recent weeks and months. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing.

We have a substantial amount of, and continue to incur, indebtedness which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of November 2, 2008, we had an aggregate principal amount of approximately $80.0 million in outstanding debt. If cash flow from operations is not sufficient to meet working capital needs and capital requirements, we may need to incur additional indebtedness. Our indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments.

•	In addition, our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations;

•

limit our ability to use our cash flows, use our available financings to the fullest extent possible, or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $15.0 million senior secured revolving credit facility that imposes various restrictions and covenants on us that limit our ability to acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest payments, which would adversely affect our results of operations.

We cannot assure you that in the future we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any future failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments which will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our marketable securities portfolio is invested in auction rate securities which were structured to provide liquidity through an auction process that reset the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the $18.4 million auction rate securities held by us failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions had historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments. In October 2008, we entered into a settlement agreement with UBS which provided us with an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us up to 75% of the market value of the auction rate securities. We intend to exercise our option and sell the auction rate securities back at par on or about June 30, 2010. In the meantime, we entered into a “no net cost” secured line of credit with UBS for $12.6 million, which provides cash liquidity to us until June 30, 2010.

If UBS fails to meet its obligation to buy back the auction rate securities at par value, if a certain concentration of the underlying reference portfolios default, if the issuing agent fails to make the required interest payments, or if the credit ratings on the underlying reference portfolios deteriorate significantly, we may be required to further adjust the carrying value of these investments, which could materially affect our results of operations and financial condition.

Acquisitions are an important element of our strategy. We may not find suitable acquisition candidates and we may not be successful in integrating the operations of acquired companies and acquired technology.

Part of our growth strategy is to pursue acquisitions. We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the electronic design automation industry. The recent decline in the price of our common stock and our focus on cash management may impact our ability to pursue acquisitions for some period of time. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that we will find suitable acquisition candidates or that acquisitions we complete will be successful. Assimilating previously acquired companies such as Sabio Labs, Inc. (“Sabio”), Rio Design Automation, Inc. (“Rio”), Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

In the event that the changes we made to our organizational structure in fiscal 2006 and in fiscal 2008 and the restructuring plan that we initiated in May 2008 result in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed.

We changed our organizational structure in fiscal 2006 to establish major business units that are responsible for our various products, and we made some additional changes to our organizational structure in fiscal 2008. In addition, we initiated a restructuring plan in May 2008. If this organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, if this organizational structure or restructuring plan is not successful, we could experience delays in new product development that could cause us to lose customer orders and thereby could harm our operating results.

Difficulties in developing and achieving market acceptance of new products and delays in planned release dates of our software products and upgrades may harm our business.

To succeed, we will need to develop or acquire innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than we presently anticipate. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs that we incur to develop or acquire those technologies and products. If we fail to develop and market new products in a timely manner, or if new products do not meet performance features as marketed, our reputation and our business could suffer.

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

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty. In addition, some of our licensing agreements provide the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry, however, our insurance coverage may prove insufficient to protect against any claims that we may experience.

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

As we expand our international operations, we will need to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	current events in North Korea, Iran, Iraq, the Middle East, and other parts of the world;

•	the effects of terrorist attacks in the United States;

•	recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis; and

•	any related conflicts or similar events worldwide.

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

If we fail to offer and maintain competitive equity and total compensation packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

If the salaries of our employees are not competitive or satisfactory to the employees, we may have difficulty in retaining our employees and our business may be harmed. In addition, in today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price declined significantly for several years due to market conditions and had until recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our financial results for fiscal year 2008 (including our backlog as of April 6, 2008, which backlog is described in Item 1 of our Annual Report for the fiscal year ended April 6, 2008) as well as our outlook for fiscal year 2009 and in light of our recent financial results.

As a result, many of our outstanding stock options have exercise prices per share that are currently above the trading price per share of our common stock. Therefore, we may be forced to grant additional options to retain employees. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options necessary to retain employees; and

•	compensation charges against us, which would negatively impact our operating results.

In addition, the accounting requirements for employee stock options have adversely affected our option grant practices and may affect our ability to recruit and retain employees.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan, over the long term, to continue to expand the geographic scope of our operations. However, in the first quarter of fiscal 2008, we decreased our workforce by 21 employees; and in May 2008, we initiated a restructuring plan for which we have incurred restructuring charges of just over $5.3 million so far in fiscal 2009 primarily for employee termination costs. In addition, it is likely that we will continue to restructure our company and to incur additional associated expenses for the remainder of fiscal year 2009. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

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

In the future we may need to raise additional capital in order to achieve growth or other business objectives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders, particularly in light of recent adverse events in the financial markets. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures would be limited.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of November 2, 2008, we had approximately $6.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4 - August 31, 2008	19,656	$6.06	—	N/A
September 1 - September 30, 2008	1,410	$0.0001	—	N/A
October 1 - November 2, 2008	11,108	$0.0001	—	N/A

	32,174	$3.70	—	N/A

*	Includes 17,645 repurchased at a weighted average price of $6.75 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Magma’s annual meeting of stockholders, held on August 29, 2008, the following matters were considered and voted upon:

Proposal 1. To elect two Class I directors, to hold office until the 2011 annual meeting of stockholders. The votes for such nominees were as follows:

Nominee	For	Against	Withheld	Abstentions	Broker Non-Votes
Roy E. Jewell	36,810,039	—	3,612,493	—	—
Thomas M. Rohrs	23,011,989	—	17,410,543	—	—

At the annual meeting, Roy E. Jewell and Thomas M. Rohrs were elected to serve as Class I directors until the 2011 annual meeting of stockholders, or until their successors have been elected by the stockholders or appointed by the Board of Directors pursuant to the Company’s bylaws.

The Class II directors are Timothy J. Ng, Chester J. Silvestri and Susumu Kohyama, and the Class III directors are Rajeev Madhavan and Kevin C. Eichler; their term of office as directors continued after the meeting.

Proposal 2. To ratify the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending May 3, 2009. The votes for such proposal were as follows:

For	Against	Withheld	Abstentions	Broker Non-Votes
40,332,762	82,596	—	7,174	—

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: December 11, 2008	By	/S/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 2, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X