Form 10-Q
period 2009-02-01
MAGMA DESIGN AUTOMATION INC
filed 2009-03-12
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2009

or

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

On March 2, 2009, 46,868,230 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED FEBRUARY 1, 2009

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 1, 2009	April 6, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,221	$46,970
Restricted cash	8,660	—
Short-term investments	—	3,000
Accounts receivable, net	39,380	38,310
Prepaid expenses and other current assets	3,735	5,244

Total current assets	80,996	93,524
Property and equipment, net	12,842	15,553
Intangible assets, net	18,877	40,436
Goodwill	6,629	64,877
Long-term investments	—	17,538
Long-term investments, pledged as collateral for secured credit line	17,739	—
Other assets	5,853	5,467

Total assets	$142,936	$237,395

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$2,559	$3,971
Accrued expenses	19,937	27,788
Secured credit line	12,494	—
Revolving note, current portion	13,000	—
Current portion of other long-term liabilities	2,868	2,078
Deferred revenue	40,978	25,254
Convertible notes	—	15,216

Total current liabilities	91,836	74,307
Convertible notes, net of debt discount of $886 and $1,421 at February 1, 2009 and April 6, 2008, respectively	49,054	48,518
Long-term tax liabilities, less current portion	6,043	4,968
Other long-term liabilities	3,080	2,374

Total liabilities	150,013	130,167

Commitments and contingencies (Note 14)
Stockholders equity:
Common stock	5	5
Additional paid-in capital	395,562	374,183
Accumulated deficit	(363,999)	(229,479)
Treasury stock at cost	(32,615)	(32,697)
Accumulated other comprehensive loss	(6,030)	(4,784)

Total stockholders equity (deficit)	(7,077)	107,228

Total liabilities and stockholders equity	$142,936	$237,395

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Revenue:
Licenses	$13,086	$35,615	$58,924	$103,241
Bundled licenses and services	8,248	11,283	25,664	30,157
Services	9,353	8,849	28,299	26,007

Total revenue	30,687	55,747	112,887	159,405

Cost of revenue:
Licenses	4,463	4,362	14,231	14,289
Bundled licenses and services	3,032	2,504	7,897	7,045
Services	4,377	5,274	14,427	15,374

Total cost of revenue	11,872	12,140	36,555	36,708

Gross profit	18,815	43,607	76,332	122,697
Operating expenses:
Research and development	15,297	19,513	54,476	56,538
Sales and marketing	12,658	17,833	44,935	53,380
General and administrative	5,469	8,570	19,165	24,437
Impairment of goodwill	60,089	—	60,089	—
Amortization of intangible assets	378	2,242	2,660	6,308
In-process research and development	—	—	—	656
Restructuring charge	3,286	—	8,612	291

Total operating expenses	97,177	48,158	189,937	141,610

Operating loss	(78,362)	(4,551)	(113,605)	(18,913)
Other income (expense):
Interest income	142	562	522	1,510
Interest and amortization of debt discount expense	(692)	(618)	(2,005)	(1,874)
Valuation gain (loss), net	1,068	—	(611)	—
Other income (expense), net	(207)	(18)	401	51

Other income (expense), net	311	(74)	(1,693)	(313)

Net loss before income taxes	(78,051)	(4,625)	(115,298)	(19,226)
Provision for (benefit from) income taxes	(629)	1,318	2,941	4,381

Net loss	$(77,422)	$(5,943)	$(118,239)	$(23,607)

Net loss per share basic and diluted	$(1.71)	$(0.14)	$(2.68)	$(0.59)

Shares used in calculation basic and diluted	45,215	41,025	44,165	39,990

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 1, 2009	January 6, 2008
Cash flows from operating activities:
Net loss	$(118,239)	$(23,607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,537	7,588
Amortization of intangible assets	21,224	22,933
In-process research and development	—	656
Provision for (recovery from) doubtful accounts	1,628	186
Amortization of debt discount and debt issuance costs	793	877
Loss on auction rate securities	3,078	—
Gain on purchased put option	(2,466)	—
Loss on strategic equity investments	179	437
Stock-based compensation	14,855	14,921
Tax benefits associated with exercise of stock options and debt issuance costs	—	27
Impairment of goodwill	60,089	—
Other non-cash items	(62)	49
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,823)	10,770
Prepaid expenses and other assets	2,415	(862)
Accounts payable	(697)	(1,919)
Accrued expenses	(4,646)	(18,470)
Deferred revenue	15,333	(4,580)
Other long-term liabilities	798	1,630

Net cash flows (used in) provided by operating activities	(11,004)	10,636

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(4,211)	(8,702)
Purchase of property and equipment	(124)	(6,037)
Purchase of available-for-sale investments	—	(32,697)
Proceeds from maturities and sales of available-for-sale investments	5,000	25,700
Purchase of strategic investments	(1,801)	(1,275)
Restricted cash	(8,660)	4,850

Net cash flows (used in) investing activities	(9,796)	(18,161)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,892	18,896
Retirement of restricted stock	(1,139)	—
Proceeds from revolving note	13,000	—
Proceeds from secured credit line	12,550	—
Repayment of lease obligations	(1,922)	(1,704)
Repayment of convertible notes	(15,216)	—
Repayment of line of credit	—	(3,000)

Net cash provided by financing activities	10,165	14,192

Effect of foreign currency translation changes on cash and cash equivalents	227	29

Net change in cash and cash equivalents	(10,408)	6,696
Cash and cash equivalents, beginning of period	39,629	45,338

Cash and cash equivalents, end of period	$29,221	$52,034

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital leases	$2,393	$2,039

Purchase of software under installment payment agreement	$909	$—

Issuance of common stock in connection with acquisitions	$739	$5,638

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

References in this Form 10-Q to the third quarter and first nine months of fiscal 2009 represent the three and nine months ended February 1, 2009. References in this Form 10–Q to the third quarter and first nine months of fiscal 2008 represent the three and nine months ended January 6, 2008. We have not submitted financial information for the three and nine months ended February 3, 2008 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the third quarter and first nine months of fiscal 2008 provides a meaningful comparison to the third quarter and first nine months of fiscal 2009. The three and nine months ended February 1, 2009 had the same number of weeks as the three and nine months ended January 6, 2008. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and nine months ended February 3, 2008 were presented in lieu of results for the three and nine month ended January 6, 2008.

Principles of Consolidation

The condensed consolidated financial statements of Magma include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currency have been translated from their functional currency to the U.S. dollar.

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

The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in the first quarter of fiscal 2009 as an increase in revenue and other income of $0.9 million and $0.2 million, respectively, and a decrease in goodwill and deferred revenue of $0.7 million and $1.8 million, respectively. As a result, the Company’s operating loss was decreased by $0.9 million and net loss was decreased by $1.1 million, or $0.02 per basic and diluted share, for the nine months ended February 1, 2009.

While preparing the second quarter of fiscal 2009 tax provision, the Company determined the previously reported $6.9 million deferred tax assets recorded upon adoption of FASB Interpretation Number 48 (“FIN 48”) should have been reported net with long-term tax liabilities. Management determined that this classification was not material to previously issued interim and annual financial statements as it was limited to a balance sheet reclassification and did not affect the statements of operations or cash flows. The Company has reported net long term tax liabilities in the condensed consolidated balance sheet at April 6, 2008 in conformity with the presentation at February 1, 2009.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of our business combinations occurring on or after the beginning of fiscal 2010.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 also requires the Company to disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if the Company will capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

In May 2008, the FASB issued Staff Position No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“FSP 14-1”) Accounting Principles Board. FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP 14-1 will also require an accretion as interest expense of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. As such, we will adopt FSP 14-1 in the first quarter of fiscal year 2010. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

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

In November 2008, the FASB issued FSP EITF 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6) to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141R, Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. FSP EITF 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. FSP EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate the adoption of FSP EITF 08-6 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB issued FSP EITF 08-7, Accounting for Defensive Intangible Assets (“FSP EITF 08-7”) to clarify how to account for defensive intangible assets subsequent to initial measurement. This issue applies to acquired intangible assets, except for those used in research and development activities that an entity does not intend to actively use but intends to hold to prevent others from using. FSP EITF 08-7 requires that intangible assets within the scope of FSP EITF 08-7 be accounted for as separate units of accounting and assigned useful lives reflecting the period over which they diminish in fair value. FSP EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate the adoption of FSP EITF 08-6 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

With the exception of the discussion above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended February 1, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended April 6, 2008, that are of significance or potential significance to us.

Note 2. Liquidity

Cash and cash equivalents available for use aggregated a total of $29.2 million at February 1, 2009. Since fiscal 2004 the Company has not achieved profitability. Since inception, the Company has incurred aggregate consolidated net losses of $364.0 million, and expects to continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during the current fiscal year and the Company does not currently have the cash or third party financing in place to repay the $49.9 million due on its 2% convertible notes maturing May 2010 (see Note 10). Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include further operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. In addition, we are exploring opportunities to restructure our debt, including through the issuance of new debt or equity securities. In the event that these efforts do not generate adequate additional liquidity, we may not have sufficient cash to fund our working capital requirements, capital investments, debt service and operations during the next twelve months and may not have sufficient cash for the repayment of the $49.9 million in bond debt maturing in May 2010. However the Company believes that its current cash and cash equivalents will be sufficient to fund its cash needs for at least the next 12 months.

In recent years, the Company has funded its operations primarily from operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued into the third quarter of fiscal 2009 and are planned to continue through the end of fiscal 2009. In total, the Company expects overall operating expenses to be reduced approximately 15% compared to fiscal 2008. Additionally, the Company has taken action to obtain liquidity from the Company’s $18.4 million in auction rate securities (“ARS”), which have been illiquid for most of 2008. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

The Company’s ability to fund its cash needs over the short and long term will depend on its ability to generate cash from operations, which is subject to general economic and financial market conditions, competitive and other factors. It could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain will likely contain terms that are not as favorable as our historical financings. The Company may try to obtain additional financing by means which could dilute the Company’s existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance the Company’s products, respond to competitive pressures or grow its business, or the Company may be required to undertake further expense reduction measures in addition to the $8.6 million in restructuring costs incurred in the current year to date. The Company is in the process of evaluating the need for additional restructuring activities in conjunction with the FY 2009 Restructuring Plan. The Company estimates additional restructuring costs to be in the range of $2.0 to $3.0 million in the fourth quarter of fiscal 2009. Any of these factors could have a materially adverse impact on the Company’s financial position and results of operations.

Note 3. Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a $1.4 million and $2.5 million gain for the three and nine months ended February 1, 2009, respectively, included in “Valuation gain (loss), net” with the purchased put option asset recorded in long-term investments pledged as collateral for the secured credit line.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at February 1, 2009, were as follows (in thousands):

	Balance at February 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Long-term investments, pledged as collateral for secured credit line:
Auction rate securities	15,273	—	—	15,273
Purchased put option	2,466	—	—	2,466

Total long-term investments, pledged	17,739	—	—	17,739

Total assets measured at fair value	$17,739	$—	$—	$17,739

Accrued expenses:
Foreign currency forward contract	70	—	70	—

Total liabilities measured at fair value	$70	$—	$70	$—

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and nine months ended February 1, 2009 (in thousands):

	Three Months Ended February 1, 2009	Nine Months Ended February 1, 2009
Beginning balance	$16,671	$—
Net transfers into Level 3	—	17,347
Net purchases, sales, issuances and settlements	—	—
Losses on auction rate securities	(322)	(2,074)
Acquisition of purchased put option	—	1,076
Gain on put option	1,390	1,390

Balance at February 1, 2009	$17,739	$17,739

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

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12) and the Company agreed to release UBS from certain potential claims related to the collateralized ARSs in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term investments pledged as collateral for secured credit line as of February 1, 2009.

As of February 1, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

The purchased put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the originally estimated 3.7 years. As the Company plans to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 1.5 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded a loss of $1.9 million in net loss for the fiscal second quarter ended November 2, 2008 and transferred an accumulated loss of $0.9 million from other comprehensive loss to other expense.

During the fiscal third quarter, the Company recorded a loss of $0.3 million on the ARS due to the third quarter valuation. In addition, the Company recorded a gain due to the increase in the valuation of the put option of $1.4 million.

A total net gain of $1.1 million was reported in the valuation gain (loss) in the condensed consolidated statement of operations for the three months ended February 1, 2009, and $(0.6) million was reported as a loss in the valuation gain (loss) in the condensed consolidated statement of operations for the nine months ended February 1, 2009.

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

For the three and nine months ended February 1, 2009 and January 6, 2008 all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Shares of common stock issuable upon conversion of convertible notes	3,329	3,995	3,356	3,995
Shares of common stock issuable under stock option plans outstanding	8,148	12,117	8,148	12,117
Weighted average exercise price per share issuable under stock option plans	$8.29	$10.67	$8.29	$10.67

Note 6. Accumulated Deficit

The changes in accumulated deficit for the three and nine months ended February 1, 2009 were as follows (in thousands):

	Three Months Ended February 1, 2009	Nine Months Ended February 1, 2009
Balance at beginning of period	$(286,576)	$(245,756)
Net loss	(77,422)	(118,239)
Charges related to treasury stock reissuance	—	(4)

Balance at February 1, 2009	$(363,999)	$(363,999)

Note 7. Comprehensive Loss

Comprehensive loss includes net loss, unrealized gain on investments and foreign currency translation adjustments as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Net loss	$(77,422)	$(5,943)	$(118,239)	$(23,607)
Unrealized gain on available-for-sale investments	—	—	1,003	—
Foreign currency translation adjustments	(648)	(1,243)	(2,236)	(2,019)

Comprehensive loss	$(78,070)	$(7,186)	$(119,472)	$(25,626)

Components of accumulated other comprehensive loss were as follows (in thousands):

	February 1, 2009	April 6, 2008
Unrealized loss on available-for-sale investments	$—	$(812)
Foreign currency translation adjustments	(6,030)	(3,972)

Accumulated other comprehensive loss	$(6,030)	$(4,784)

Note 8. Acquisitions

Acquisition-related earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent consideration in cash and/or stock to former stockholders of the acquired companies based on the acquired business’ achievement of certain technology or financial milestones as set forth in the respective acquisition agreements.

For the nine months ended February 1, 2009 the Company recorded $1.5 million of intangible assets and $2.5 million of goodwill resulting from contingent consideration that was paid or became payable to stockholders of acquired companies as follows (in thousands):

	Cash	Common Stock Value
Goodwill:
Sabio Labs	$2,448	$—
Intangible assets:
Mojave	750	741
Other	2	—

Total earnout consideration	$3,200	$741

Restricted cash for Sabio Labs, Inc.

Pursuant to the agreement to acquire Sabio Labs, Inc. (“Sabio”) and cash consideration held back to secure certain indemnification obligations that may arise for a 15-month period from the date of acquisition, the Company has classified $1.3 million of cash and cash equivalents as restricted cash. The Sabio indemnification period ends in May 2009.

Note 9. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, intangible assets and related accumulated amortization balances as of February 1, 2009 and April 6, 2008 (dollars in thousands):

	Weighted	February 1, 2009				April 6, 2008
	Average Life (months)	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,718	$(60,089)	$—	$6,629	$64,877	$—	$64,877

Other intangible assets:
Developed technology	43	$115,097		$(104,541)	$10,556	$113,609	$(85,759)	$27,850
Licensed technology	40	41,699		(36,800)	4,899	41,097	(34,503)	6,594
Customer relationship or base	70	5,575		(3,209)	2,366	5,575	(2,429)	3,146
Patents	57	13,015		(12,749)	266	13,015	(11,205)	1,810
Acquired customer contracts	33	1,390		(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252		(1,243)	9	1,252	(1,221)	31
No shop right	24	100		(100)	—	100	(100)	—
Non-competition agreements	36	600		(475)	125	600	(325)	275
Trademark	67	900		(544)	356	900	(470)	430

Total		$179,628	$—	$(160,751)	$18,877	$177,538	$(137,102)	$40,436

In addition to the transactions discussed in Note 8 — “Acquisitions,” during the nine months ended February 1, 2009, the Company increased its goodwill by $0.1 million, reflecting purchase price adjustments related to acquired net tangible assets.

We account for goodwill and other intangible assets in accordance with SFAS 142. In accordance with SFAS 142 goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows for its reporting unit. To determine the fair value, the Company’s review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. The Company also considered its market capitalization on the date of its impairment test in determining the fair value of its business. The Company completed the first step analysis during the second fiscal quarter and determined that the fair value of its reporting unit was in excess of the net book value on that date.

In accordance with SFAS 142, the Company conducts an annual goodwill impairment test at December 31. Accordingly the Company conducted this test during the third quarter and concluded that events had occurred and circumstances had changed during the third quarter of fiscal 2009 which showed the existence of impairment indicators including a significant decline in the Company’s stock price and continued deterioration in the EDA software products market and the related impact on revenue forecasts of the Company. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. At December 31, 2008, the Company determined that the fair value of its reporting unit was less than the net book value of the net assets of the reporting unit and accordingly, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in a reduction in fair value of goodwill and the Company therefore recognized an impairment charge of $60.1 million in the third quarter of fiscal 2009.

The Company’s intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on the Company’s review, no impairment is indicated.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Amortization of intangible assets included in:
Cost of revenue-licenses	$4,252	$4,211	$13,708	$13,512
Cost of revenue-bundled licenses and services	2,117	1,053	4,856	3,113
Operating expenses	378	2,242	2,660	6,308

Total	$6,747	$7,506	$21,224	$22,933

The expected future annual amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2009 (remaining three months)	$6,687
2010	5,007
2011	3,935
2012	1,885
2013	956
2014	265
Thereafter	142

Total expected future amortization	$18,877

Expected future annual amortization expense of intangible assets for the remaining three months of fiscal 2009 includes $5.2 million relating to the intangible assets acquired from Mojave. The Mojave intangible assets will be fully amortized by the end of fiscal 2009.

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

In May 2005, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $44.5 million (or approximately 29.7% of the total) of the 2008 Notes at an average discount to face value of approximately 22%. The Company spent approximately $34.8 million on the repurchase. The repurchase left approximately $105.5 million principal amount of the 2008 Notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In fiscal 2006, the Company recorded a gain of $9.7 million on the repurchase of the 2008 Notes, which was partially offset by the write-off of $0.9 million of deferred financing costs associated with the 2008 Notes. The net proceeds of $140,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital.

In May 2006, the Company repurchased, in privately negotiated transactions, an aggregate principal amount of $40.3 million (or approximately 38.2% of the remaining principal) of the 2008 Notes at an average discount to face value of approximately 13%. The Company spent approximately $35.0 million on the repurchases. The repurchase left approximately $65.2 million principal amount of the 2008 Notes outstanding. In addition, a portion of the hedge and warrant transactions was terminated in connection with the repurchase. In the first quarter of fiscal 2007, the Company recorded a gain of $5.3 million on the repurchase, which was partially offset by the write-off of $0.5 million of deferred financing costs associated with the 2008 Notes. The Company received 14,467 shares of Magma common stock, valued at approximately $102,000, as settlement for termination of a portion of the hedge and warrant in connection with the repurchase. The amount was charged to additional paid-in-capital.

In March 2007, the Company exchanged, in privately negotiated transactions, an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal) of the 2008 Notes for a new series of 2% convertible senior notes due May 2010. The exchange left approximately $15.2 million principal amount of the 2008 Notes outstanding. In the fourth quarter of fiscal 2007, the Company recorded a gain of $2.1 million on the exchange, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. Please see below under “Long-Term 2% Convertible Senior Notes due 2010” for further discussion of the exchange. In addition, a portion of the hedge and warrant was terminated in connection with the exchange. The net proceeds of $88,000 from the termination of a portion of the hedge and warrant were charged to additional paid-in capital. The $15.2 million remaining principal amount of the 2008 Notes and the related $10,000 of unamortized balance of transaction fees and debt issuance costs were included in current liabilities on the Company’s consolidated balance sheets as of April 6, 2008.

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

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, as amended by EITF 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of February 1, 2009, debt discount balance related to the 2010 Notes was $0.9 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of February 1, 2009, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.6 million.

The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share, if the result is dilutive.

Note 11. Revolving note

In July 2007, the Company entered into a revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The Credit Facility, as amended, provided for a $10.0 million (amended temporarily to $15.0 million from May 31, 2008 to October 31, 2008) revolving secured credit line through July 2010, bears an interest rate equal to the bank’s prime rate or LIBOR plus 2.5% at management’s election, required the Company to maintain certain financial conditions and pay fees of 0.125% per year on the unused amount of the Credit Facility. The Company was required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest was payable in full at the expiration of the Credit Facility. The Credit Facility allowed for letters of credit to be issued on behalf of the Company, provided that the aggregate outstanding amount of the letters of credit would not exceed the total amount available for borrowing under the credit facility.

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

Effective as of October 31, 2008, the Company entered into a new secured revolving line of credit facility with (the “New Credit Facility”) Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced the then existing $10.0 million Credit Facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $15.0 million. The New Credit Facility expires on December 31, 2009 and shall be used by the Company first, to refinance the existing Credit Facility, and second, to finance working capital and letters of credit, not to exceed $2.5 million, requirements. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility shall not exceed the lesser of $15.0 million or 80% of the Company’s eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires the Company to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. The Company is required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility.

Pursuant to the New Credit Facility, the Company has pledged to grant to Wells Fargo a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable. As of February 1, 2009, the Company had outstanding borrowings of $13.0 million and two letters of credit totaling $1.7 million under the New Credit Facility. The maximum borrowing available under the New Credit Facility at February 1, 2009 was $7.3 million; therefore the Company has classified $7.4 million of cash and cash equivalents as restricted cash in connection with the New Credit Facility.

The New Credit Facility requires that the Company maintain certain financial conditions. The Company has obtained a waiver for noncompliance with certain financial covenants as of February 1, 2009.

Note 12. Secured Credit Line

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of February 1, 2009, UBS determined the ARS market value to be $16.3 million. Prior to January 22, 2009 advances under this agreement bear interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

Effective January 22, 2009, the line of credit converted to a 100% Loan-to-Par Value No Net Cost loan program. Under this program the interest rate will be based on the lesser of either the weighted average ARS coupon rate or the published UBS Bank rate. This new rate applies to existing outstanding balances and new advances.

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

There was $12.5 million outstanding on this line of credit at February 1, 2009, which is the maximum available borrowing.

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

On October 1, 2008, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. The Company recorded $3.2 million in pre-tax restructuring charges in the second quarter of fiscal 2009 related to the October 2008 actions.

On February 5, 2009 the Company announced further restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of approximately 160 employees and the closing of two sales and support offices in North America and one in Europe, and plans to consolidate its Beijing, China operations into a single facility, and its Shanghai, China operations into a single facility. The Company recorded $3.3 million in pretax restructuring charges in the third quarter of fiscal 2009 related to these actions.

In total, the Company recorded restructuring charges of $3.3 million and $8.6 million, respectively, during the three and nine months ended February 1, 2009 in connection with the FY 2009 Restructuring Plan. These costs relate to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring.

The Company is in the process of evaluating the need for additional restructuring activities in conjunction with the FY 2009 Restructuring Plan. The Company estimates these costs to be in the range of $2.0 to $3.0 million for the fourth quarter of fiscal 2009.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at April 6, 2008	$—	$—	$—	$—
Restructuring provision	—	—	—	—
Cash payments	—	—	—	—

Balance at May 4, 2008	—	—	—	—
Restructuring provision	1,583	418	19	2,020
Cash payments	(1,433)	—	(19)	(1,452)

Balance at August 3, 2008	150	418	—	568
Restructuring provision	3,064	—	243	3,307
Cash payments	(2,050)	(125)	(36)	(2,211)

Balance at November 2, 2008	1,164	293	207	1,664
Restructuring provision	2,771	—	515	3,286
Cash payments	(744)	(35)	(107)	(886)

Balance at February 1, 2009	$3,191	$258	$615	$4,064

During the first quarter of fiscal 2008, the Company recorded restructuring charges of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business conditions. As of April 6, 2008, all of these termination costs had been paid and the Company had not planned to incur additional costs related to this business realignment.

Note 14. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the condensed consolidated balance sheet as of February 1, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of February 1, 2009.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of February 1, 2009.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of February 1, 2009.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of February 1, 2009. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 15. Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Cost of revenue	$433	$409	$1,210	$1,277
Research and development expense	1,942	1,813	5,883	5,692
Sales and marketing expense	1,229	1,256	4,115	3,771
General and administrative expense	1,221	1,401	3,647	4,181

Total stock-based compensation expense	$4,825	$4,879	$14,855	$14,921

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

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Stock options	$1,699	$2,562	$5,309	$8,078
Restricted stock and restricted stock units	2,361	1,481	7,103	4,572
Employee stock purchase plan	765	836	2,443	2,271

Total stock-based compensation expense	$4,825	$4,879	$14,855	$14,921

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

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
Stock options:
Expected life (years)	3.66 - 4.00	4.06	3.66 - 4.02	4.04 - 4.31
Volatility	77%	42%	73%	39% - 42%
Risk-free interest rate	1.13% - 1.79%	3.26% - 4.06%	1.13% - 3.56%	3.26% - 4.91%
Expected dividend yield	0%	0%	—	0%
Weighted average grant date fair value	$0.58	$5.17	$0.92	$4.94
ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	77%	42%	45% - 77%	39% - 42%
Risk-free interest rate	0.87%	3.88%	0.87% - 2.25%	3.88% - 4.91%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.70	$5.04	$1.53	$4.59

As of February 1, 2009, there was approximately $12.1 million and $6.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 3.09 years and 1.83 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally one to four years.

In November 2008, the Company filed a Tender Offer Statement on Schedule TO with the Securities Exchange Commission relating to an offer by the Company to exchange (the “Exchange Offer”) certain options to purchase up to an aggregate of 6,223,830 shares of the Company’s Common Stock, whether vested or unvested, that were granted with an exercise price per share above $4.00. These eligible options could be exchanged for Restricted Stock Units (“RSUs”) upon the terms and subject to the conditions set forth in the Exchange Offer. The Company’s executive officers, members of the Company’s board of directors, and the Company’s consultants were not eligible to participate in the Exchange Offer.

The Exchange Offer permitted eligible option holders to exchange eligible underwater options for a lesser number of RSUs. The exchange ratio was determined based on the pricing of the original option. The new RSUs have vesting terms based on the individual option holder’s service history with the Company.

Options to purchase 5,374,016 shares of the Company’s common stock at an average exercise price of $9.92 per share were exchanged for 1,813,303 RSU shares. The option exercise prices ranged from $4.34 to $25.85 per share. The RSUs were issued on December 18, 2008 when the market price and the fair value was $0.98 per share of common stock. There is no exercise price for the RSUs. As of December 18, 2008, there was unamortized expense of $5.2 million remaining on the cancelled and unvested option shares.

With the assistance of a third party actuarial firm, the Company determined incremental value of the RSUs to be $1.4 million; therefore the total expense to be amortized over the vesting period of the RSUs is $6.6 million, or $3.66 per share.

As of February 1, 2009, there was approximately $0.6 million and $11.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock and restricted stock unit awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 0.3 years and 1.8 years, respectively.

Note 16. Income Taxes

Provision for (benefit from) income taxes was $(0.6) million and $2.9 million for the three and nine months ended February 1, 2009, respectively, and $1.3 million and $4.4 million, respectively, for the three and nine months ended January 6, 2008.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of not being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on April 2, 2007, the beginning of its fiscal 2008. For the period ended February 1, 2009, the Company had approximately $12.5 million of total gross unrecognized tax benefits, of which $10.9 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital.

The Company’s fiscal 2009 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its US valuation allowance, state taxes, goodwill impairment, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
North America*	$20,866	$37,024	$65,241	$93,080
Europe	3,849	6,498	22,447	21,364
Japan	2,651	6,981	14,384	28,245
Asia-Pacific (excluding Japan)	3,321	5,244	10,815	16,716

	$30,687	$55,747	$112,887	$159,405

	Three Months Ended		Nine Months Ended
	February 1, 2009	January 6, 2008	February 1, 2009	January 6, 2008
North America*	68%	66%	58%	58%
Europe	12%	12%	20%	13%
Japan	9%	13%	12%	18%
Asia-Pacific (excluding Japan)	11%	9%	10%	11%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three and nine months ended February 1, 2009 and for the three and nine months ended January 6, 2008, the Company had no significant customers, representing 10% or more of total revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2008. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in this Quarterly Report on Form 10-Q under the caption “Risk Factors” as well as the following factors: competition in the EDA market; weakness in the semiconductor or electronic systems industries; Magma’s lengthy and unpredictable sales cycle; Magma’s substantial amount of indebtedness; difficulty in predicting quarterly results; an inability to generate sufficient operating cash flows; market acceptance of existing and new products; potentially higher-than-anticipated costs of litigation; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; risk of customer payment defaults; Magma’s ability to make payments to satisfy its indemnification obligations; Magma’s ability to maintain or develop relationships with current or potential customers; financial market conditions that may impede access to or increase the cost of financing operations and investments; debt arrangements that may subject Magma to restrictive covenants which could limit its ability to operate its business; Magma’s ability to integrate acquired businesses and technologies; a potential failure of customers to adopt, or to adopt at a sufficiently fast rate, 65-nanometer and smaller design geometries on a large scale; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; weaker-than-anticipated sales of Magma’s products and services; the ability to continue to deliver competitive products to customers; changes in accounting rules; and the ability to manage expanding operations and restructurings of operations. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

Change in Fiscal Year End

Prior to fiscal 2009, we had a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. On January 28, 2008, our Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the Sunday subsequent to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. Our fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks.

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

References in this Form 10-Q to the third quarter and first nine months of fiscal 2009 represent the three and nine months ended February 1, 2009. References in this Form 10–Q to the third quarter and first nine months of fiscal 2008 represent the three and nine months ended January 6, 2008. We have not submitted financial information for the three and nine months ended February 3, 2008 in this Form 10–Q because the information is not practical or cost beneficial to prepare. We believe that the third quarter and first nine months of fiscal 2008 provides a meaningful comparison to the third quarter and first nine months of fiscal 2009. The three and nine months ended February 1, 2009 had the same number of weeks as the three and nine months ended January 6, 2008. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the three and nine months ended February 3, 2008 were presented in lieu of results for the three and six month ended January 6, 2008.

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

During the third quarter of fiscal 2009, we recognized quarterly revenue of $30.7 million, which decreased 16% from the preceding quarter and 45% from the third quarter of fiscal 2008. Licenses revenue for the third quarter of fiscal 2009 accounted for approximately 65% of total revenue, and 80% in the third quarter of the prior year.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of fiscal 2009. For the nine month period ended February 1, 2009, continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be materially adversely affected by the macroeconomic environment.

As a result of these market conditions, the availability and cost of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the financial markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

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

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements on Form 10-K for the year ended April 6, 2008. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectability is probable.” These judgments are discussed below.

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

Collectability is probable. In order to recognize revenue, we must make a judgment about the collectability of the arrangement fee. Our judgment of the collectability is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers’ financial positions and ability to pay. If it is determined from the outset of an arrangement that collectability is not probable based upon our credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

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

As of February 1, 2009, three of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our sales and marketing expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our sales and marketing expenses and our reported net income would increase.

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

During the second quarter of fiscal 2009, we elected fair value accounting for the purchased put option recorded in connection with the settlement agreement signed with UBS Financial Services, Inc. (“UBS”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying auction rate securities (“ARS”) under different methods. The initial election of fair value led to a $1.1 million gain included in “Other income (expense), net” with the purchased put option asset recorded in long-term investments for the three months ended November 2, 2008.

During the third fiscal quarter, the Company recorded a loss of $0.3 million on the ARS due to the third quarter valuation. In addition, the Company recorded a gain due to the increase in the valuation of the put option by $1.4 million.

Total net gain on the put option and the ARS of $1.1 million was reported in valuation gain (loss) in the condensed consolidated statement of operations for the three months ended February 1, 2009, and $(0.6) million was reported as a loss in other income (expense) in the condensed consolidated statement of operations for the nine months ended February 1, 2009.

Cash equivalent, short-term investments and long-term investments

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our condensed consolidated balance sheets. As of February 1, 2009, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses recorded as other income or expense on our condensed consolidated statement of operations.

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

As of February 1, 2009, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the originally estimated 3.7 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 1.5 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. Total other-than-temporary impairment loss of $0.3 million and $3.1 million was reported in the valuation gain (loss), net in the condensed consolidated statement of operations for the three and nine months ended February 1, 2009, respectively.

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

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, the Company’s review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the respective business. The Company completed the first step analysis during the second fiscal quarter and determined that the fair value of its reporting units was in excess of the net book value on that date.

The Company conducts an annual goodwill impairment test at December 31. Accordingly the Company conducted this test during the third quarter and concluded that events had occurred and circumstances had changed during the third fiscal quarter of 2008 which showed the existence of impairment indicators including a significant decline in the Company’s stock price and continued deterioration in the EDA software products market and the related impact on revenue forecasts of the Company. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. At December 31, 2008, the Company determined that the fair value of its reporting units was less than the net book value of the net assets of the reporting unit and accordingly, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in a reduction in fair value of goodwill, and therefore, the Company recognized an impairment charge of $60.1 million in the third quarter of fiscal 2009.

Valuation of intangibles and long-lived assets

The Company’s intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). The Company reviews its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on the Company’s review, no impairment is indicated.

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

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.4 million at February 1, 2009. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.4 million, respectively, for the three and nine months ended February 1, 2009. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.5 million, respectively, for the three and nine months ended January 6, 2008.

Results of Operations

Revenue

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”) where we do not have VSOE of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with licenses where we have established VSOE to account for services separately. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above under the caption “Critical Accounting Policies and Estimates.”

In our financial statements, we classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods. The Company offers various contractual terms to its customers in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long term contracts frequently shifts between revenue categories, with no change in the aggregate revenues recognized from such contracts. In light of the foregoing, the Company has concluded that changes in results of the bundled licenses and services revenue category generally do not indicate a material trend in the Company’s historical or future performance and therefore are not discussed below.

For management reporting and analysis purposes we classify our revenue as either licenses or services. Bundled licenses and services are divided into their component parts based on internal analysis and industry data, and included with either licenses or services for management analysis.

Licenses revenue is divided into the following categories:

•	Ratable

•	Due & Payable

•	Up-Front

•	Cash Receipts

Services revenue is analyzed separately from the licenses revenue portion.

We use these classifications of revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. The characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts if that customer has difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management’s discussion and analysis purposes, prior periods are not restated to reflect that change.

Ratable For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. In our statements of operations the revenue for these bundled arrangements for both license and service is classified as bundled licenses and services. For management reporting and analysis purposes we separate the licenses portion from the services portion based on internal analysis and industry data. For unbundled time-based licenses, we recognize license revenue ratably over the license term. We refer to these licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

Due & Payable For unbundled time-based licenses where the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis. For management reporting and analysis purposes, we refer to this type of license generally as “Due & Payable.”

Up-Front. For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment if the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Up-Front,” where the license is either perpetual or time-based.

Cash Receipts. We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. We recognize license revenue as we receive cash payments from these customers. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

Services. Services revenue is primarily from consulting and training for our software products and from maintenance fees for our products. Most of our license agreements include maintenance, generally for a one-year period, renewable annually. Services revenue from maintenance arrangements is recognized ratably over the maintenance term. Because we have VSOE of fair value for consulting and training services, revenue is recognized as these services are performed or completed.

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable, due & payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors in Part II, Item 1A of this Form 10-Q.

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and nine months ended February 1, 2009 and January 6, 2008 (in thousands, except for percentage data):

Three Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue
Ratable	$6,909	23%	$9,659	17%	(2,750)	(28)%
Due & Payable	4,767	16%	19,424	35%	(14,657)	(75)%
Up-Front*	5,547	18%	13,694	25%	(8,147)	(59)%
Cash Receipts	2,684	9%	1,922	3%	762	40%

Total Licenses revenue	19,907	65%	44,699	80%	(24,792)	(55)%
Services revenue	10,780	35%	11,048	20%	(268)	(2)%

Total Revenue	30,687	100%	55,747	100%	(25,060)	(45)%

Cost of revenue:
Licenses	6,685	22%	5,452	10%	1,233	23%
Services	5,187	17%	6,688	12%	(1,501)	(22)%

Total cost of sales	11,872	39%	12,140	22%	(268)	(2)%

Gross profit	$18,815	61%	$43,607	78%	$(24,792)	(57)%

Nine Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Revenue
License revenue
Ratable	$22,165	20%	$26,271	16%	(4,106)	(16)%
Due & Payable	30,611	27%	59,860	38%	(29,249)	(49)%
Up-Front**	21,797	19%	36,137	23%	(14,340)	(40)%
Cash Receipts	5,343	5%	5,101	3%	242	5%

Total Licenses revenue	79,916	71%	127,369	80%	(47,453)	(37)%
Services revenue	32,971	29%	32,036	20%	935	3%

Total Revenue	112,887	100%	159,405	100%	(46,518)	(29)%

Cost of revenue:
Licenses	19,384	17%	17,590	11%	1,794	10%
Services	17,171	15%	19,118	12%	(1,947)	(10)%

Total cost of sales	36,555	32%	36,708	23%	(153)	—

Gross profit	$76,332	68%	$122,697	77%	$(46,365)	(38)%

*	Included $4,047 or 13% of total revenue from new contracts for the quarter ended February 1, 2009 and $10,279 or 18% of total revenue from new contracts for the quarter ended January 6, 2008.

**	Included $12,832 or 11% of total revenue from new contracts for the nine months ended February 1, 2009 and $30,101 or 19% of total revenue from new contracts for the nine months ended January 6, 2008.

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended February 1, 2009 and January 6, 2008 (in thousands, except for percentage data):

Three Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Domestic	$20,866	68%	$37,024	66%	$(16,158)	(44)%
International:
Europe	3,849	12%	6,498	12%	(2,649)	(41)%
Japan	2,651	9%	6,981	13%	(4,330)	(62)%
Asia-Pacific (excluding Japan)	3,321	11%	5,244	9%	(1,923)	(37)%

Total international	9,821	32%	18,723	34%	(8,902)	(48)%

Total revenue	$30,687	100%	$55,747	100%	$(25,060)	(45)%

Nine Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Domestic	$65,241	58%	$93,080	58%	$(27,839)	(30)%
International:
Europe	22,447	20%	21,364	13%	1,083	5%
Japan	14,384	12%	28,245	18%	(13,861)	(49)%
Asia-Pacific (excluding Japan)	10,815	10%	16,716	11%	(5,901)	(35)%

Total international	47,646	42%	66,325	42%	(18,679)	(28)%

Total revenue	$112,887	100%	$159,405	100%	$(46,518)	(29)%

Revenue

•	Revenue for the three and nine months ended February 1, 2009 was $30.7 million and $112.9 million, down 45% and 29%, respectively, from the three and nine months ended January 6, 2008.

•

Licenses revenue decreased by 55% and 37%, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. Licenses revenue as a percentage of total revenue decreased by 15% and 9% respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The decrease in licenses revenue is a primarily the result of a sharp downturn in the semiconductor and systems industries, a reduced number of design starts, a reduction of electronic design automation budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business.

Ratable revenue decreased $2.8 million and $4.1 million for the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The Company analyzed the purchasing trends of its key customers, those that make up 70% or more of total revenue. We believe this decrease is primarily a result of delayed and reduced orders from key customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. This decrease was partially offset as a result of the Company’s intent to increase the portion of revenue based on backlog to 90% or more of total revenue and thereby reducing up-front revenue to 10% or below, which resulted in ratable revenue increasing from 17% to 23% and 16% to 20% as a percentage of total licenses revenue for the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008, respectively.

Due & Payable revenue decreased $14.7 million and $29.2 million for the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008, a decrease of 75% and 49% respectively. The Company analyzed the purchasing trends of its key customers, those that make up 70% or more of total revenue. We believe this decrease is primarily a result of delayed and reduced orders from key customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. The decrease was also attributed to the Company’s intent to increase the portion of revenue based on backlog to 90% or more of total revenue and thereby reducing up-front revenue to 10% or below.

Up-Front revenue decreased $8.1 million and $14.3 million for the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008 a decrease of 59% and 40% respectively. The Company analyzed the purchasing trends of its key customers, those that make up 70% or more of total revenue. We believe this decrease is primarily a result of delayed and reduced orders from key customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. The decrease was also attributed to the Company’s intent to increase the portion of revenue based on backlog to 90% or more of total revenue and thereby reducing up-front revenue to 10% or below.

Cash Receipts revenue increased during the three and nine months ended February 1, 2009 by $0.8 million and $0.2 million respectively compared to the three and nine months ended January 6, 2008. This increase is the result of five significant customers being changed to revenue recognition on cash receipts.

•

Services revenue decreased by 2% in the three months ended February 1, 2009 compared to the three months ended January 6, 2008. During the nine months ended February 1, 2009, services revenue increased 3% compared to the nine months ended January 6, 2008. Services revenue as a percentage of total revenue increased by 15% and 9%, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. We believe the 2% decrease during the third quarter of fiscal 2009 is primarily the result of timing of customers’ purchases of services, although customers are delaying licenses purchases in response to end market softness in the demand, they are continuing to purchase maintenance contracts and other services to support their activities.

•

Domestic revenue decreased 44% and 30%, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The decreases in domestic revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to delayed and reduced orders from key customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. Domestic revenue as a percentage of total revenue increased by 2% in the three months ended February 1, 2009 compared to the three months ended January 6, 2008 and was a consistent 58% of total revenue in the nine months ended February 1, 2009 and January 6, 2008.

•

International revenue decreased by 48% and 28%, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The decreases in international revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to delayed and reduced orders from key customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. International revenue as a percentage of total revenue decreased 2% in the three months ended February 1, 2009 compared to the three months ended January 6, 2008 and was consistent at 42% of total revenue in the nine months ended February 1, 2009 and January 6, 2008.

No individual customer accounted for greater than 10% of total revenue for the three and nine months ended February 1, 2009, or the three and nine months ended January 6, 2008.

Cost of Revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses. Cost of licenses revenue increased by $1.2 million or 23% and $1.8 million or 10%, in the three and nine months ended February 1, 2009, respectively, compared to the three and nine months ended January 6, 2008. Amortization charges related to acquired developed technology and intangible assets increased in the three and nine months ended February 1, 2009 by $1.1 million and $2.0 million, respectively, compared to the three and nine months ended January 6, 2008 due primarily to the increased value of intangible assets from acquisitions and contingent acquisition earnouts.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses, asset depreciation and allocated outside sales representative expenses. Cost of services revenue decreased by $1.5 million or 22% and $1.9 million or 10% in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The changes were primarily due to a decrease in payroll related costs of $1.6 million and $2.0 million resulting from staff reductions as a result of the FY 2009 Restructuring Plan.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended February 1, 2009 and January 6, 2008 (in thousands, except for percentage data):

Three Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$15,297	50%	$19,513	35%	$(4,216)	(22)%
Sales and marketing	12,658	42%	17,833	32%	(5,175)	(29)%
General and administrative	5,469	19%	8,570	15%	(3,101)	(36)%
Impairment of Goodwill	60,089	196%	—	—	60,089	N/A
Amortization of intangible assets	378	1%	2,242	4%	(1,864)	(83)%
In-process research and development	—	—	—	—	—	N/A
Restructuring charge	3,286	11%	—	—	3,286	N/A

Total operating expenses	$97,177	319%	$48,158	86%	$49,019	102%

Nine Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$54,476	48%	$56,538	35%	$(2,062)	(4)%
Sales and marketing	44,935	40%	53,380	33%	(8,445)	(16)%
General and administrative	19,165	17%	24,437	15%	(5,272)	(22)%
Impairment of Goodwill	60,089	53%	—	—	60,089	N/A
Amortization of intangible assets	2,660	2%	6,308	4%	(3,648)	(58)%
In-process research and development	—	—	656	—	(656)	(100)%
Restructuring charge	8,612	8%	291	—	8,321	2859%

Total operating expenses	$189,937	168%	$141,610	87%	$48,327	34%

•

Research and development expense decreased by $4.2 million and $2.1 million, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The decrease in the three months ended February 1, 2009 was primarily attributable to a decrease in compensation expense of $1.5 million due to salary reductions implemented during the quarter, a decrease in related benefits costs of $0.6 million as a result of the lower salaries, and a Company shut-down in December 2008. The decrease was also attributable to a decrease in bonus expense of $1.7 million and decreased software maintenance costs of $0.3 million due to the costs being fully amortized. The decrease in the nine months ended February 1, 2009 was primarily attributable to a decrease in bonus expense of $3.5 million and a $0.5 million decrease in benefit costs. These decreases were partially offset by an increase in compensation costs of $1.2 million as a result of salary increases in the first quarter of fiscal 2009 and 17% higher average headcount for the nine months ended February 1, 2009 as a result of the Sabio acquisition and expansion in China and India, compared to the nine months ended January 6, 2008.

•

Sales and marketing expense decreased by $5.2 million and $8.4 million, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. For the three months ended February 1, 2009, the decrease was primarily attributed to a decrease in compensation and related benefit costs of $4.0 million as a result of a 13% average headcount reduction implemented during the quarter and a Company shut-down in December 2008, a decrease in commission expense of $1.1 million due to lower bookings, a decrease in bonus expense of $0.8 million, decreased facilities and information technology expense of $0.6 million due to lower spending and closed offices, and a decrease in travel and entertainment of expense $0.7 million due to lower spending on reduced sales. The decrease in nine months ended February 1, 2009 was primarily attributed to a decrease in compensation and related benefit costs of $2.8 million as a result a 3% average headcount reduction and a Company shut-down in December 2008, a decrease in commission expense of $3.3 million due to lower bookings during the period, a decrease in bonus expense of $1.7 million, decreased travel and entertainment of $1.1 million, and decreased consultant expense of $0.8 million. These decreases were offset in part by an increase in bad debt expense of $1.4 million as a result of more customers facing deteriorating economic conditions.

•

General and administrative expense decreased by $3.1 million and $5.3 million, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008. The decrease during the three months ended February 1, 2009 is primarily the result of a decrease in legal expense of $1.2 million due to the settlement of litigation; a decrease in compensation and related benefit costs of $0.9 million as a result of a 17% lower average headcount, salary reductions implemented during the quarter and a Company shut-down in December 2008; a decrease in bonus expense of $0.5 million; and a decrease in travel and entertainment of $0.2 million. The decrease for the nine months ended February 1, 2009 was primarily attributable to a decrease in compensation costs of $1.1 million in salary reductions and a decrease in the related benefits of $0.5 million; a decrease in bonus expense of $1.2 million and a decrease in non-cash compensation of $0.5 million; a decrease in legal expense of $1.8 million due to the settlement of litigation; and decrease in depreciation expense of $1.0 million as a result of assets being fully depreciated in prior periods. These decreases were partially offset by an increase in consulting expense of $0.7 million and an increase in facilities expense of $0.5 million from higher rent and common area charges in the new San Jose facility.

•

Amortization of intangible assets decreased by 83% and 58%, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008 primarily due to several existing technologies and patents having been fully amortized during fiscal 2008.

•

Impairment of goodwill. The Company recognized an impairment charge of $60.1 million in the third quarter of fiscal 2009. See “Critical Accounting Policies and Estimates - Goodwill impairment” discussion in item 2 above.

•

Restructuring charges of $3.3 million and $8.6 million, respectively, in the three and nine months ended February 1, 2009 represented employee termination expenses, expatriate relocation charges and facilities consolidations and closures costs resulting from our continued realignment to current business conditions. A similar charge of $0.3 million was incurred in the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, the Company recorded $2.0 million in pre-tax restructuring charges associated with the termination of 71 employees and costs related to expatriate relocation. During the second quarter of fiscal 2009, the Company recorded an additional $0.1 million in pre-tax restructuring charges associated with the first quarter of fiscal 2009 actions. In the second quarter, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. The Company recorded $3.2 million of pre-tax restructuring charges in the second quarter of fiscal 2009 related to these additional second quarter actions.

On February 5, 2009 the Company announced further restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of approximately 160 employees and the closing of two sales and support offices in North America and one in Europe, and plans to consolidate its Beijing, China, operations into a single facility and its Shanghai, China, operations into a single facility. The Company recorded $3.3 million in pretax restructuring charges in the third quarter of fiscal 2009 related to these actions.

The Company is in the process of evaluating the need for additional restructuring activities in conjunction with the FY 2009 Restructuring Plan. The Company estimates these costs to be in the range of $2.0 to $3.0 million in the fourth quarter of fiscal 2009.

Other items

The table below sets forth other data for the three and nine months ended February 1, 2009 and January 6, 2008 (in thousands, except for percentage data):

Three Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$142	—	$562	1%	$(420)	(75)%
Interest and amortization of debt discount expense	(692)	(2)%	(618)	(1)%	(74)	12%
Valuation gain (loss), net	1,067		—		1,067	N/A
Other income (expense), net	(206)	(1)%	(18)	—	(188)	1044%

Total other income (expense), net	$311	(3)%	$(74)	—	$385	(520)%

Provision for (benefit from) income taxes	$(629)	2%	$1,318	(2)%	$(1,947)	(148)%

Nine Months Ended:	February 1, 2009	% of Revenue	January 6, 2008	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$522	—	$1,510	1%	$(988)	(65)%
Interest and amortization of debt discount expense	(2,005)	(2)%	(1,874)	(1)%	(131)	7%
Valuation gain (loss), net	(611)	(1)%	—	—	(611)	N/A
Other income (expense), net	401	—	51	—	350	686%

Total other expense, net	$(1,693)	(3)%	$(313)	—	$(1,380)	441%

Provision for (benefit from) income taxes	$2,941	(3)%	$4,381	(3)%	$(1,440)	(33)%

•

Interest income decreased $0.4 million and $1.0 million, respectively, in the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008 primarily due to lower average cash and investments balances resulting from our use of cash in operations, the acquisition of intangible assets and the payment of the balance of our outstanding 2008 Notes.

•

Interest expense decreased $0.1 million in both the three and nine months ended February 1, 2009 compared to the three and nine months ended January 6, 2008, primarily due to reduced indebtedness of $15.2 million resulting from the repayment of the 2008 Notes partially offset by revolving note borrowings of $13.0 million and the secured credit line borrowings of $12.6 million. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs related to the 2008 and 2010 Notes and interest expenses on capital leases.

•

Valuation gain (loss), net The Company recognized a net gain of $1.1 million and a net loss of $0.6 million in the three months ended February 1, 2009 and the nine months ended February 1, 2009, respectively. See “Fair value option” discussion in item 2 above.

•

Other income (expense), net decreased by $0.2 million in the three months ended February 1, 2009 compared to the three months ended January 6, 2008 and increased by $0.3 million in the nine months ended February 1, 2009 compared to the nine months ended January 6, 2008. The decrease for the three months ended February 1, 2009 is primarily due to a foreign exchange loss of $0.1 million. The increase of $0.4 million for the nine months ended February 1, 2009 is primarily due to a foreign exchange gain of $0.6 million.

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

•

Provision for (benefit from) income taxes was $(0.6) million and $2.9 million for the three and nine months ended February 1, 2009, respectively, and $1.3 million and $4.4 million, respectively, for the three and nine months ended January 6, 2008. The effective tax rate for fiscal 2009 was approximately 0.1% and (2.5%) for the three months and nine months ended February 1, 2009, respectively. Our fiscal 2009 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in our US valuation allowance, state taxes, goodwill impairment, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At February 1, 2009, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of February 1, 2009 and April 6, 2008, and cash flow data for the nine months ended February 1, 2009 and January 6, 2008 (in thousands):

	February 1, 2009	April 6, 2008
Cash and cash equivalents	$29,221	$49,970

For nine months ended:	February 1, 2009	January 6, 2008
Net cash flows (used in) provided by operating activities	$(11,004)	$10,636
Net cash flows (used in) investing activities	$(9,796)	$(18,161)
Net cash provided by financing activities	$10,165	$14,192

Our cash and cash equivalents were approximately $29.2 million on February 1, 2009, a decrease of $20.7 million or 42% from April 6, 2008, the end of fiscal 2008. The decrease primarily reflected cash used in operations, cash used for purchases of intangible assets, strategic investments and the funding of restricted cash, and cash used for the repayment of $15.2 million of the 2008 Notes and capital leases. These decreases were partially offset by $25.6 million of borrowings on our revolving note and secured credit line and net proceeds of $0.9 million from the issuance of common stock.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of February 1, 2009, we held an aggregate of $25.6 million in cash and cash equivalents in the United States and an aggregate of $3.6 million in foreign accounts.

Net cash used in operating activities

Net cash used in operating activities decreased by $21.6 million in the nine months ended February 1, 2009 compared to nine months ended January 6, 2008 due to a decrease in cash from customers of $47.8 million, partially offset by a decrease in cost and expenses of $8.4 million, a decrease of $15.0 million in payments on accounts payable and accrued liabilities balances, and a decrease of $3.2 million in payments on prepaid and other assets. The aggregate balance of accounts payable and accrued liabilities decreased by $1.2 million and $13.8 million, respectively, in the nine months ended February 1, 2009 and January 6, 2008. The decrease in accrued liabilities in the nine months ended February 1, 2009 was primarily due to a reduction in annual employee bonus accrual. The decrease in accrued liabilities in the nine months ended January 6, 2008 was primarily due to payments on the Synopsys litigation settlement, legal fees and annual employee bonuses. The decrease in cash from customers was primarily due to lower revenue; the decrease in costs and expenses was primarily due Company’s cost reduction initiatives resulting in lower expenses in sales and marketing of $8.4 million, lower research and development of $2.1 million, and general and administrative expense of $5.3 million, partially offset by an increase of $8.3 million of restructuring expense.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended February 1, 2009 compared to the nine months ended January 6, 2008 decreased by $8.4 million. The change was primarily the result of cash paid for business and asset acquisitions, net of cash acquired decreased $4.5 million; purchases of property and equipment were $0.1 million cash during the 2009 period compared to $6.0 million during the 2008 period, a decrease of $5.9 million. The Company did not purchase any available-for-sale investments in year to date fiscal 2009, but used $32.7 million to purchase available-for-sale investments in the first nine months fiscal 2008. These decreases in the use of cash were offset by a decrease in proceeds from maturities and sales of available-for-sale investments which decreased by $20.7 million and an increase in restricted cash during the nine months ended February 1, 2009 compared to the nine months ended January 6, 2008 as a result of an increase in the use of cash of $13.5 million, an increase of $8.6 million related to the revolving note and acquisition earnouts in fiscal 2009 and a release of $4.9 million restricted cash in fiscal 2008.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended February 1, 2009 decreased $4.0 million compared to the nine months ended January 6, 2008. For the nine months ended February 1, 2009, net cash from the issuance of common stock decreased $16.0 million compared to the nine months ended January 6, 2008. In addition the Company repaid $15.2 million of convertible notes during fiscal 2009. These uses of cash were partially offset by proceeds from the revolving note of $13.0 million and proceeds from secured credit line of $12.6 million during the nine months ended February 1, 2009.

Capital resources

Cash and cash equivalents available for use aggregated a total of $29.2 million at February 1, 2009. Since fiscal 2004 the Company has not achieved profitability. Since inception, the Company has incurred aggregate consolidated net losses of approximately $364.0, and expects to continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during the current fiscal year and the Company does not currently have the financing in place to pay the $49.9 million in bond debt maturing May 2010. Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include further operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. In addition, we are exploring opportunities to restructure our debt, including through the issuance of new debt or equity securities. In the event that these efforts do not generate adequate additional liquidity, we may not have sufficient cash for our working capital requirements, capital investments, debt service and operations during the next twelve months and may not have sufficient cash for the repayment of the $49.9 million in bond debt maturing in May 2010. However the Company believes that its current cash and cash equivalents will be sufficient to fund its cash needs for at least the next 12 months.

The Company’s ability to fund its cash needs over the short and long term will also depend on its ability to generate cash from operations, which is subject to general economic and financial market conditions, competitive and other factors. It could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain will likely contain terms that are not as favorable to us as historical financings. The Company may try to obtain additional financing by means which could dilute the Company’s existing shareholders which dilution would likely be material in light of the recent significant decline in the Company’s market capitalization. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance the Company’s products, respond to competitive pressures or grow its business, or the Company may be required to undertake further expense reduction measures in addition to the $8.6 million in restructuring costs incurred in the current year to date. The Company is in the process of evaluating the need for additional restructuring activities in conjunction with the FY 2009 Restructuring Plan. The Company estimates additional restructuring costs to be in the range of $2.0 to $3.0 million in the fourth quarter of fiscal 2009. Any of these factors could have a materially adverse impact on the Company’s financial position and results of operations. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A “Risk Factors.”

In recent years, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued into the third quarter of fiscal 2009 and are planned to continue through the end of fiscal 2009. In total, the Company expects overall operating expenses to be reduced approximately 15% compared to fiscal 2008. Additionally, the Company has taken action to receive liquidity from the Company’s $18.4 million in auction rate securities (“ARS”), which have been illiquid for most of 2008. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Effective as of October 31, 2008, we entered into a new secured revolving line of credit facility (the “New Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced our existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments available up to $15.0 million. The New Credit Facility expires on December 31, 2009 and was used first to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility cannot exceed the greater of $15.0 million or 80% of our eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires us to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. We are required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility.

Pursuant to the New Credit Facility, we have pledged to grant to Wells Fargo a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable. As of February 1, 2009, we had outstanding borrowings of $13.0 million and two letters of credit totaling $1.7 million under the New Credit Facility. The maximum borrowing available under the new Credit Facility at February 1, 2009 was $7.3 million; therefore we have classified $7.4 million of cash and cash equivalents as restricted cash.

The New Credit Facility requires that the Company maintain certain financial conditions. The Company has obtained a waiver for noncompliance with certain financial covenants as of February 1, 2009.

Contractual obligations

As of February 1, 2009, our principal contractual obligations consisted of operating lease commitments, with an aggregate future amount of $12.5 million through fiscal 2013 for office facilities, repayments of the revolving notes of $13.0 million due December 31, 2009, repayment of the convertible notes of $49.9 million due in May 2010, capital lease obligations for computer equipment and purchase obligations. We have no material commitments for capital expenditures. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $39.9 million as of February 1, 2009 and will be paid through the third quarter of fiscal 2010. Based on past performance and expected future performance, we do not anticipate any material future payments on these acquisition contingencies.

Income taxes

As of February 1, 2009, the Company recorded unrecognized tax benefits of $12.5 million of which $5.6 million were included in our long-term tax liabilities on our unaudited condensed consolidated balance sheets. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months.

Off-balance Sheet Arrangements

As of February 1, 2009, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of February 1, 2009.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of February 1, 2009.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of February 1, 2009.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of February 1, 2009. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of February 1, 2009, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

Starting with the fourth quarter of fiscal 2008, the $18.4 million of auction rate securities we held failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. As of February 1, 2009, we have written down our auction rate securities from their par value of $18.4 million to the estimated fair value of approximately $16.3 million. The $3.1 million decline in market value was recorded to other expense of $2.8 million and $0.3 million during the quarters ended November 2, 2008 and February 1, 2009, respectively, in conjunction with our decision to reclassify the auction rate securities from the available-for-sale category to the trading category. In addition, we entered into a settlement agreement with UBS whereby we have the option to sell the auction rate securities at par value to UBS between June 30, 2010 and July 1, 2012. As part of the settlement with UBS, we have entered into a “no net cost” secured line of credit agreement with UBS. The secured line of credit allowed us to borrow up to 75% of the market value of the auction rate securities as determined by UBS, which totaled $12.6 million. This $12.6 million borrowing afforded us additional cash liquidity until we exercise our option to sell at par value, expected to be on or about June 30, 2010.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of February 1, 2009, we had approximately $3.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended February 1, 2009, net foreign exchange loss of $0.1 million and in the nine months ended February 1, 2009, net foreign exchange gains of $0.6 million were included in “Other Income (Expense), Net” in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these litigation proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these litigation proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the condensed consolidated balance sheet as of February 1, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 6, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2008.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of February 1, 2009, we had an aggregate principal amount of approximately $80.0 million in outstanding debt. If cash flow from operations is not sufficient to meet working capital needs and capital requirements, we may need to incur additional indebtedness. Our indebtedness will require us to use a substantial portion of our cash flows from operations to make debt service payments.

In addition, our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations;

•

limit our ability to use our cash flows, use our available financings to the fullest extent possible, or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors;

•	increase our vulnerability to the impact of adverse economic and industry conditions; and

•	cause our business to go into bankruptcy or cause our business to fail.

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

As of February 1, 2009, we held cash and cash equivalents, excluding restricted cash, of $29.2 million. Our long-term investments consist of auction rate securities, auctions for which have not occurred since February 2008 and a purchased put option.

We have experienced a decrease in revenues during fiscal 2009 and, if adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenues. In the second quarter of fiscal 2009, we increased cost cutting activities, including: reducing the number of employees, reducing capital spending, cutting research and development projects and reducing administrative expenses. In the third quarter of fiscal 2009, we further increased cost cutting activities, including a reduction of the number of employees, the closing of some offices, and the consolidation of some other offices. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. We cannot assure you that we will be able to achieve anticipated expense reductions. If our revenues continue to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

In addition, the $49.9 million in principal amounts outstanding on our 2% Convertible Senior Notes (the “2010 Notes”) will become payable in May 15, 2010. We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, due on our outstanding 2010 Notes. The 2010 Notes have an aggregate outstanding principal amount of $49.9 million and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing on May 15, 2007. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the 2010 Notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure that we will be able to make required principal and interest payments on the 2010 Notes when due in the absence of additional sources of equity or debt financing.

We intend to assess and try to access private and public sources of external financing, including debt and equity, to repay our indebtedness. Such financing may not be available when needed or, if available, may not be available on satisfactory terms. We also may, from time to time, redeem, tender for, or repurchase our securities in the open market or in privately negotiated transactions depending upon availability of our cash resources, market conditions and other factors. Moreover, the availability of funds under our existing $15.0 million revolving credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, and we may be required to designate additional amounts of restricted cash. Finally, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the recent declines in our common stock and the size of our market capitalization compared to our outstanding debt. Our inability to obtain needed financing or to generate sufficient cash from operations would materially adversely affect our business and financial condition and could cause our business to fail.

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

If the industries into which we sell our products continue to experience a recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would likely decline further.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction of electronic design automation budgets or consolidation among our customers would accelerate the decrease in revenues we have experienced during fiscal 2009 and would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. Any significant downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East, North Korea and other parts of the world, recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis, global climate change and other worldwide events have increased uncertainty in the United States economy. If the economy continues to decline as a result of this economic, financial, political, social and environmental turmoil, existing customers may decrease their purchases of our software products or delay their implementation of our software products and prospective customers may decide not to adopt our software products, any of which could negatively impact our business and operating results.

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

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking our products against those of our competitors. As the complexity of the products we sell increases, we expect our sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require our customers to invest significant time and incur significant costs, we must target those individuals within our customers’ organizations who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after those individuals decide to purchase our products, the negotiation and documentation processes can be lengthy and could lead the decision-maker to reconsider the purchase. Our sales cycle typically ranges between three and nine months but can be longer. Any delay in completing sales in a particular quarter could cause our operating results to fall below expectations. Furthermore, economic downturns, technological changes, litigation risk or other competitive factors could cause some customers to shorten the terms of their licenses significantly, and such shorter terms could in turn have an impact on our total results for orders for this fiscal year. In addition, the precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. Even if we achieve the target level of total orders, we may not meet our revenue targets if we are unable to achieve our target license mix. In particular, we may fall short of our revenue targets if we deliver more long-term or ratable licenses than expected, or we may exceed our revenue targets if we deliver more short-term licenses than expected.

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $364.0 million as of February 1, 2009. If we continue to incur losses, the trading price of our stock would likely decline.

We had an accumulated deficit of approximately $364.0 million as of February 1, 2009. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may not be able to continue to operate.

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

Blast Fusion and its successor product Talus have accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, the Quartz family of products and Titan will account for most of our revenue for the foreseeable future. To the extent that our customer base discontinues use of Blast Fusion and does not upgrade to our Talus products, our operating results may be significantly harmed. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, FineSim, the Quartz family of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products, our operating results will be significantly harmed.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative shareholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow (subject, in the case of Synopsys, to the terms of the settlement agreement with Synopsys pursuant to which we and Synopsys agreed not to initiate future patent litigation against each other for a period of two years commencing on March 29, 2007 provided certain terms are met). In the future other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software which we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

In addition, the stock market in recent years, and particularly in the last year, has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future adversely affect the price of our common stock, regardless of our operating performance. Recent problems with the financial system, such as problems involving banks as well as the mortgage markets, might increase such market fluctuations.

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

In particular, we may continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we may need to continue to attract and retain field application engineers to work with our direct sales force to qualify new sales opportunities technically and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley area where our headquarters are located.

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

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of February 1, 2009. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of February 1, 2009. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline due to delays of customer orders or the failure of existing customers to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. Although no customer accounted for more than 10% of our revenue for the nine months ended February 1, 2009, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed.

Most of our customers license our software under time-based licensing agreements, with terms that typically range from 15 months to 48 months. Most of our license agreements automatically expire at the end of the term unless the customer renews the license with us or purchases a perpetual license. If our customers do not renew their licenses or renew their licenses with shorter terms, we may not be able to maintain our current revenue or may not generate additional revenue. Some of our license agreements allow customers to terminate an agreement prior to its expiration under limited circumstances—for example, if our products do not meet specified performance requirements or goals. If these agreements are terminated prior to expiration or we are unable to collect under these agreements, our revenue may decline.

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

The volatility and disruption in the capital and credit markets has reached unprecedented levels in recent months. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing.

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

We cannot assure you that in the future we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments which will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could accelerate the timing of our repayment obligations such that our indebtedness becomes immediately due and payable and could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect us.

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

To the extent that we expand our international operations, we may need to continue to maintain sales offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

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

If the salaries of our employees are not competitive or satisfactory to the employees, we may have difficulty in retaining our employees and our business may be harmed. In addition, in today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages, which offer incentives above traditional compensation only where there is a consistent, long-term upward trend over time of a company’s stock price. Our stock price has declined significantly for many years due to market conditions and had until recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our financial results for fiscal year 2008 (including our backlog as of April 6, 2008, which backlog is described in Item 1 of our Annual Report for the fiscal year ended April 6, 2008) as well as our outlook for fiscal year 2009 and in light of our recent financial results.

As a result, many of our outstanding stock options have exercise prices per share that are currently above the trading price per share of our common stock. Even though we recently exchanged certain stock options of employees for restricted stock units as a means to try to retain employees, such exchange might not be sufficient to retain employees. Therefore, we may be forced to grant additional options or other equity to retain employees. This in turn could result in:

•	immediate and substantial dilution to investors resulting from the grant of additional options or other equity necessary to retain employees; and

•	compensation charges against us, which would negatively impact our operating results.

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

Periods of growth followed by efforts to realign costs when revenue growth is slower than anticipated have placed a strain on our management, administrative and financial resources. Over time we have significantly expanded our operations in the United States and internationally, and we plan, over the long term, to continue to expand the geographic scope of our operations. However, in the first quarter of fiscal 2008, we decreased our workforce by 21 employees; and in May 2008, we initiated a restructuring plan for which we have incurred restructuring charges of just over $8.6 million so far in fiscal 2009 primarily for employee termination costs. In addition, it is likely that we will continue to restructure our company and to incur additional associated expenses for the remainder of fiscal year 2009. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

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

We transact some portions of our business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of February 1, 2009, we had approximately $3.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3 - November 30, 2008	14,869	$2.86	—	N/A
December 1 - December 31, 2008	868	$0.0001	—	N/A
January 1 - January 31, 2009	375	$0.0001	—	N/A

	16,112	$—	—	N/A

*	Includes 14,869 shares repurchased at a weighted average price of $2.86 based on the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Separation Agreement and Mutual Release between Magma Design Automation, Inc. (“Magma”) and Saeid Ghafouri (with an Effective Date as of March 29, 2008)					X

10.2	Consulting Services Agreement between Magma and Saeid Ghafouri (with an Effective Date as of May 2, 2008)					X

10.3	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)					X

10.4	Form of Tier 2 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officer: David H. Stanley					X

10.5	Form of Indemnification Agreement (between Magma and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, Peter S. Teshima, and David H. Stanley)					X

10.6	Separation Agreement and Mutual Release between Magma and David Stanley (with an effective date as of February 13, 2009)					X

10.7†	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement (between Magma and Wells Fargo Bank, National Association) (with an effective date as of October 31, 2008)					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: March 12, 2009	/S/ PETER S. TESHIMA
Peter S. Teshima Corporate Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 1, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Separation Agreement and Mutual Release between Magma Design Automation, Inc. (“Magma”) and Saeid Ghafouri (with an Effective Date as of March 29, 2008)					X

10.2	Consulting Services Agreement between Magma and Saeid Ghafouri (with an Effective Date as of May 2, 2008)					X

10.3	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)					X

10.4	Form of Tier 2 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officer: David H. Stanley					X

10.5	Form of Indemnification Agreement (between Magma and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, Peter S. Teshima, and David H. Stanley)					X

10.6	Separation Agreement and Mutual Release between Magma and David Stanley (with an effective date as of February 13, 2009)					X

10.7†	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement (between Magma and Wells Fargo Bank, National Association) (with an effective date as of October 31, 2008)					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been requested for certain portions of this exhibit.