Form 10-Q/A
period 2009-02-01
MAGMA DESIGN AUTOMATION INC
filed 2009-04-23
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 2, 2009, 46,868,230 shares of Registrant’s Common Stock, $.0001 par value were outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2009 (the “Form 10-Q”) is to re-file Exhibit 10.7 to the Form 10-Q and remove the references to a confidential treatment request with respect to Exhibit 10.7 in the list of exhibits. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement and Mutual Release between Magma Design Automation, Inc. (“Magma”) and Saeid Ghafouri (with an Effective Date as of March 29, 2008)	10-Q	000-333213	10.1	3/12/2009

10.2	Consulting Services Agreement between Magma and Saeid Ghafouri (with an Effective Date as of May 2, 2008)	10-Q	000-333213	10.2	3/12/2009

10.3	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)	10-Q	000-333213	10.3	3/12/2009

10.4	Form of Tier 2 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officer: David H. Stanley)	10-Q	000-333213	10.4	3/12/2009

10.5	Form of Indemnification Agreement (between Magma and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, Peter S. Teshima, and David H. Stanley)	10-Q	000-333213	10.5	3/12/2009

10.6	Separation Agreement and Mutual Release between Magma and David Stanley (with an effective date as of February 13, 2009)	10-Q	000-333213	10.6	3/12/2009

10.7	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement (between Magma and Wells Fargo Bank, National Association) (with an effective date as of October 31, 2008)					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	10-Q	000-333213	31.1	3/12/2009

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	10-Q	000-333213	31.2	3/12/2009

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-333213	32.1	3/12/2009

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-333213	32.2	3/12/2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: April 23, 2009	By	/S/ PETER S. TESHIMA
Peter S. Teshima Corporate Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED FEBRUARY 1, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement and Mutual Release between Magma Design Automation, Inc. (“Magma”) and Saeid Ghafouri (with an Effective Date as of March 29, 2008)	10-Q	000-333213	10.1	3/12/2009

10.2	Consulting Services Agreement between Magma and Saeid Ghafouri (with an Effective Date as of May 2, 2008)	10-Q	000-333213	10.2	3/12/2009

10.3	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)	10-Q	000-333213	10.3	3/12/2009

10.4	Form of Tier 2 Magma Design Automation Employment and Severance Agreement (between Magma and the following executive officer: David H. Stanley)	10-Q	000-333213	10.4	3/12/2009

10.5	Form of Indemnification Agreement (between Magma and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, Peter S. Teshima, and David H. Stanley)	10-Q	000-333213	10.5	3/12/2009

10.6	Separation Agreement and Mutual Release between Magma and David Stanley (with an effective date as of February 13, 2009)	10-Q	000-333213	10.6	3/12/2009

10.7	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement (between Magma and Wells Fargo Bank, National Association) (with an effective date as of October 31, 2008)					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	10-Q	000-333213	31.1	3/12/2009

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	10-Q	000-333213	31.2	3/12/2009

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-333213	32.1	3/12/2009

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	000-333213	32.2	3/12/2009