Form 10-K
period 2009-05-03
MAGMA DESIGN AUTOMATION INC
filed 2009-07-20
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on November 2, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was $114,026,246. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of July 6, 2009, the registrant had outstanding 48,256,054 shares of Common Stock, $0.0001 par value.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended May 3, 2009

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

PART I

ITEM 1.    BUSINESS

Overview

Magma Design Automation, Inc., also referred to as “we,” “us” or “Magma” in this Form 10-K, provides electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our flagship products comprise a digital integrated solution for the chip development cycle, from initial design through physical implementation.

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our flagship Blast and Talus families of products and our Quartz family of sign-off and verification tools combine into one integrated chip design and verification flow, from what traditionally had been separate logic design, physical design, and analysis and sign-off processes. This integrated flow significantly reduces design iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Our Titan platform for custom integrated chip design provides an integrated chip-finishing solution for mixed-signal designs.

We provide consulting, training and services to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

We have a single operating segment as set forth in Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Revenue, profits and losses, and total assets for fiscal 2009, fiscal 2008 and fiscal 2007 for this segment are set forth in Management’s Discussion and Analysis in Item 7 of this Form 10-K.

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

In the back-end implementation process, physical design software is used to transform the netlist generated by the front-end process into a physical layout of the chip. The resulting physical layout is usually output in the binary file format Graphics Data System II, commonly referred to as GDSII, that is used to generate the photomasks used to manufacture the integrated circuit. The two primary functions provided by traditional physical design software are placement and routing. Placement determines the optimal physical location for the logic gates on the integrated circuit. After placement is completed, routing connects the logic gates with wires to achieve the desired circuit functionality. After the layout is completed, timing analysis is run to verify that the chip will run at the desired circuit speed. If circuit speeds are slower than the speeds reported by the synthesis software, the design must often be iterated back through the synthesis step in an attempt to improve the timing. Since each timing closure iteration cycle can take one or more weeks, successive iterations of the design process can significantly lengthen the time it takes to design and produce new chips.

Integrated circuit (“IC”) designs which are both large and highly integrated require advanced technology to create and maintain chip floorplans. Creating hierarchical chip floorplans traditionally has been a manual error-prone task with less optimal quality of results in terms of chip die area and performance. Alternative flat chip design methodologies simplify floorplan creation but suffer from a long turn around time making them unacceptable.

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

These deep submicron challenges make it difficult to efficiently design chips using separate front-end and back-end processes. Semiconductor manufacturers and electronic products companies are currently seeking alternatives to older generation electronic design automation software to shorten design time, improve circuit speed, and handle larger chip designs. As a result, we believe that a significant opportunity exists for newer electronic design automation approaches to chip design that can enable the design of more complex deep submicron integrated circuits, improve performance, and significantly reduce the time it takes to design and produce next-generation electronic products.

Our Solution

The important technical foundations for our software products are found within our unified data model architecture, platform logic synthesis, interconnect synthesis, physical verification, design-for-manufacturability (“DFM”), silicon sign-off (known to us as our “Sign-off in the Loop™” flow) and our Titan mixed-signal design platform, which allow our customers to reduce the number of iterations that are often required in conventional integrated circuit design processes.

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

Interconnect Synthesis

Interconnect Synthesis is a relatively recent addition to our integrated circuit implementation design flow. With Interconnect Synthesis, optimization for timing, crosstalk, on-chip variation (“OCV”), power and yield are performed in the routing phase, rather than relying on logic optimization during logic synthesis as has historically been done. Optimization in logic synthesis alone was insufficient as wireload models started failing at 180 nanometers and below. At 90 nanometers and below, wire delay and the effect of their neighbors contribute to almost all deep-submicron effects. Accordingly, optimization has to be done as wires are assigned to tracks and are being routed. This move to combine optimization and routing requires a flow with a relatively new approach—Interconnect Synthesis.

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

Our physical verification products, including Quartz™ DRC and Quartz™ LVS, were designed specifically to address the challenges at 90 nanometers and 65 nanometers and below. Quartz DRC and Quartz LVS have been designed to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC and Quartz LVS are able to use a large number (up to 100) of separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—increasing the number of processors by 2x increases the speed by 2x—for design rule checking. This scalability is essential to achieving a fast turnaround time.

We have a strong position in design for manufacturability as we now offer both a leading physical design system and a leading physical verification system.

Silicon Sign-off

Design teams have traditionally relied upon one set of tools for implementation and another set of tools for sign-off analysis. While this separation enables an advantageous tradeoff with respect to accuracy versus runtime, it also requires corrective iteration loops when discrepancies are found during sign-off analysis. With the increased analysis challenges which the 90- and 65-nanometer and smaller processes present, such as combining noise analysis with on-chip variation, or OCV, across ever-increasing process corners and operating modes, the use of separate point sign-off tools becomes a primary bottleneck in the drive to improve design cycle time. Our “Sign-off in the Loop” flow breaks the sign-off iteration bottleneck by making sign-off-level analysis directly available during the implementation flow. The capabilities of Quartz RC™ are augmented by the integration of QuickCap technology into the extractor. QuickCap is an industry standard for reference parasitic extraction. The inclusion of this technology into a full-chip extractor enables users to attain the highest possible accuracy for the most timing critical nets on a chip.

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

Talus™ Power Pro is an optimization option to Talus Design and Talus Vortex for advanced low-power needs. By using Talus Power Pro, dynamic and leakage power can be minimized while meeting design performance, area, and manufacturing requirements. Multiple techniques are employed and embodied in a design flow to maximize the automation required to meet aggressive design schedules.

Talus® qDRC is an integrated physical design verification tool for direct use during implementation. Using foundry-certified design-rule runsets, Talus qDRC increases productivity by providing sign-off-quality DRC from within the implementation environment.

Hydra is an auto-interactive floorplanning and hierarchical design planning solution featuring a physical optimization capability that enables accurate floorplan handoff. It is a standalone solution that is also fully integrated into Magma’s RTL-to-GDSII flow.

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

Quartz™ DRC and Quartz™ LVS are targeted to provide the fastest turnaround time of any physical verification tools, with full sign-off accuracy.

Quartz DFM detects and surgically fixes areas of the layout that affect performance and yield. It uses foundry-certified analyses to detect areas of the layout with printability problems and executes automatic fixing recipes to ensure an error-free design.

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

FineWave™ is a waveform viewer and analyzer capable of displaying digital, analog and mixed-mode signals.

Camelot™ performs failure analysis, fault diagnostics and design debug. Camelot imports CAD design data from layout versus schematic (LVS) packages to provide visual representation and cross mapping of circuits. Linked to analytical tools, Camelot automatically drives to an exact location for viewing and analysis. In addition, Camelot promotes an expanding base of options for failure analysis, circuit debug, and DFM applications.

YieldManager® is a fab-wide defect and yield management system collecting defect, image, review classification, binsort, bitmap, parametric, and equipment/manufacturing execution system data into a single unified database. Powerful extraction and engineering analysis tools make it easy to find the source(s) contributing to yield problems. Additional options available provide for an expanding base of automation and advanced analysis capability.

LogicMap is a fully automated yield enhancement software solution that identifies the precise circuit trace on failing chips by overlaying failing nets with in-line defect inspection data by layer. Benefits include the ability to perform failure analysis without the need for packaging or probing, and providing real-time statistically meaningful yield fallout and design sensitivity data.

Merlin’s Framework™ is a navigation software tool for technologies and techniques including flip chips and back side fault isolation and analysis.

Smart Sampling™ provides an automated method for inline defect sampling of wafer inspection data in conjunction with inline review tools within the semiconductor manufacturing environment.

Titan™ is a mixed-signal design platform that is integrated with our digital implementation and verification products, as well as with our circuit simulation and parasitic extraction products.

Services

We provide consulting and training to help our customers more rapidly adopt our technology. We also provide post-contract support, or maintenance, for our products.

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our major customers include Toshiba, Samsung, Qualcomm, Broadcom, Renesas, Intel, Infineon Technologies, NEC, Marvell, Texas Instruments, LSI Logic, and NVIDIA. No individual customer accounted for 10% or more of our consolidated revenues during fiscal 2009.

Product Backlog

As of May 3, 2009 and April 6, 2008, we had greater than $291 million and $390 million, respectively, in backlog, which represents contractual commitments by our customers through purchase orders or contracts. As of May 3, 2009 and April 6, 2008, approximately 20% and 14%, respectively, of the backlog is variable based on volume of usage of our products by the customers, approximately 6% and 4%, respectively, includes specific future deliverables, and approximately 13% and 6%, respectively, is recognized in revenue on a cash receipts basis. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at the contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will cancel, defer or default on their orders and as a result we may not be able to recognize expected revenue from backlog on a timely basis or at all.

Change in Fiscal Year End

Prior to fiscal 2009, we had a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. On January 28, 2008, our Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the Sunday closest to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. Our fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks.

Our 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. Information for the transition period was included in our quarterly report on Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008. The separate audited financial statements required for the transition period are included in Item 8 of this Form 10-K.

References in this Form 10-K to fiscal 2009 represent the 52 weeks ended May 3, 2009. References in this Form 10-K to fiscal 2008 represent the 52 weeks ended, April 6, 2008. We have not submitted financial information for the 52 weeks ended April 5, 2009 in this Form 10-K because the information is not practical or cost effective to prepare. We believe that the 52 weeks of fiscal 2008 provide a meaningful comparison to the 52 weeks of fiscal 2009 presented in this Form 10-K. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the 52 weeks ended April 5, 2009 were presented in lieu of results for the 52 weeks ended May 3, 2009. We did not experience an unusual amount of business activity or product shipment in the transition month and have reported the loss incurred in that month in our consolidated statements of operations in Item 8 of this Form 10-K.

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

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates and invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of May 3, 2009 and April 6, 2008, unbilled accounts receivable were approximately $2.9 million and $12.0 million, respectively. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 41% of our total revenue from sales outside the United States for fiscal 2009, compared to 40% in fiscal 2008 and 32% in fiscal 2007. Additional disclosure regarding financial information on geographic areas is included in Note 17 to our consolidated financial statements in Item 8 of this Form 10-K.

Sales and Marketing

We license our products primarily through a direct sales force focused primarily on industry leaders in the communications, computing, consumer electronics, networking and semiconductor industries. We have North American sales offices in California, North Carolina, Texas, and Canada. Internationally, we have European offices in Germany and the United Kingdom, an office in Israel, and Asian offices in China, India, Japan, South Korea and Taiwan. Our direct sales force is supported by a larger group of field application engineers that work closely with the customers’ technical chip design professionals.

As of May 3, 2009, we had 297 employees in our marketing, sales and technical sales support organizations.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. (“Cadence”) and Synopsys, Inc. (“Synopsys”) are continuing to broaden their product lines to provide an integrated design flow, and we continue to compete with Mentor Graphics Corporation (“Mentor”) in certain product areas, such as physical verification tools. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share, and our competitors’ greater cash resources and higher market capitalization would likely give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity. Further consolidation in the electronic design automation market could result in an increasingly competitive environment. Competitive pressures may prevent us from increasing market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may cause potential customers to either defer purchases of our products or decide against purchasing our products. If we fail to compete successfully, we will not gain market share and our business may fail.

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2009, 2008 and 2007 were $68.8 million, $76.9 million and $63.6 million, respectively. There have not been any customer-sponsored research activities since our inception.

As of May 3, 2009, our research and development group consisted of 356 employees. We have engineering centers in California and Texas in the United States, and in China, India, the Netherlands and the United Kingdom. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

As of May 3, 2009, we held, directly or indirectly, more than 70 issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates through June 2026. We have filed, and plan to file, applications for additional patents. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

It is difficult to monitor and prevent unauthorized use of technology, particularly in foreign countries where local laws may not protect our proprietary rights as fully as do laws in the United States. In addition, our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

Our success depends in part upon our rights in proprietary software technology. We have patent applications pending for some of our proprietary software technology. In addition to patents, we rely on a combination of trademark, copyright and, trade secret laws, and contractual restrictions such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we will disclose any sensitive aspects of our products, technology or business plans. We require employees to agree to surrender to us any proprietary information, inventions or other intellectual property they generate while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Some of our products and technology include software or other intellectual property licensed from other parties. In addition, we also license software and other intellectual property from other parties for internal use. We may be required or choose to obtain new licenses or renew licenses in the future.

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

Foreign Operations

As indicated above and in Item 2 below, we have offices, including sales offices and engineering centers, located around the world. For additional information regarding risks attendant to our foreign operations, see the discussions under Item 1A, “Risk Factors” including discussion under the headings stating: “Because much of our business is international, we are exposed to risks inherent in doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer,” “We are subject to risks associated with changes in foreign currency exchange rates,“ and “Failure to obtain export licenses could harm our business by preventing us from licensing or transferring our technology outside of the United States.”

Employees

As of May 3, 2009, we had 732 full-time employees, including 356 in research and development, 297 in sales and marketing and 79 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

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

ITEM 1A.    RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 2 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of May 3, 2009, we had an aggregate principal amount of approximately $80.0 million in outstanding debt. If cash flow from operations is not sufficient to meet our working capital needs and capital requirements, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we do not increase our revenue, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

In addition, our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations;

•

limit our ability to use our cash flow, use our available financings to the fullest extent possible, or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors;

•	increase our vulnerability to the impact of adverse economic and industry conditions; and

•	cause our business to go into bankruptcy or cause our business to fail.

General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance, which may affect our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

•

seek additional financing in the debt or equity markets, and the documentation governing any future financing may contain covenants that limit or restrict our strategic, operating or financing activities;

•	attempt to refinance or restructure all or a portion of our indebtedness;

•	attempt to sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned research and development expenditures.

These measures may not be successful, may not be sufficient to enable us to service our indebtedness and may harm our business and prospects. In addition, any financing, refinancing or sale of assets might not be available, or available on economically favorable terms.

The convertible notes we issued in March 2007 must be repaid in cash in May 2010, unless they are redeemed by us or converted into shares of our common stock at an earlier date, which is unlikely to occur if the price of our common stock does not exceed the conversion price, or they are exchanged for convertible notes with a longer maturity.

On May 15, 2010, we will be required to repay in full the $49.9 million principal amount outstanding on our notes (the “2010 Notes”) as of May 3, 2009, unless the holders of the 2010 Notes elect to convert them into shares of our common stock before the repayment date, the 2010 Notes are otherwise redeemed by us or the holders of the 2010 Notes choose to exchange them for convertible notes with a longer maturity. The conversion price is $15.00 for the 2010 Notes, subject to adjustment in certain circumstances. On July 6, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $1.32 per share. If the price of our common stock does not rise above the applicable conversion price prior to maturity, conversion of the 2010 Notes is unlikely and we would be required to repay the principal amounts of the 2010 Notes in cash. In that event, we may not have enough cash to meet our repayment obligations and we would be in default under the 2010 Notes, which would have a material adverse effect on our business, operating results and financial condition. As a result of the foregoing and other factors, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. In May 2009, we filed a Schedule TO and registration statement on Form S-4 for a proposed exchange offer of our 2010 Notes for a new series of convertible notes with a longer maturity. We filed amendments to both the Schedule TO and the registration statement on June 23, 2009. We plan to commence the exchange offer shortly following the filing of this Form 10-K. If the proposed exchange offer is unsuccessful, we will have a substantial amount of debt due in full in May 2010.

If we cannot generate sufficient operating cash flow or alternatively obtain external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of May 3, 2009, we had cash and cash equivalents, excluding restricted cash, of $32.9 million. Our long-term investments of $17.9 million as of May 3, 2009, consisted of auction rate securities, for which auctions have not occurred since February 2008, and a purchased put option.

We have experienced a decrease in revenue during fiscal 2009 and, if adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. In the second quarter of fiscal 2009, we increased cost cutting activities, including reducing the number of employees, capital spending, research and development projects and administrative expenses. In the third quarter of fiscal 2009, we further increased cost cutting activities, including reducing the number of employees, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue continues to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

In addition, the $49.9 million principal amount outstanding on our 2010 Notes as of May 3, 2009 will become due and payable on May 15, 2010. We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, as they become due on the 2010 Notes, as well as any new convertible notes issued pursuant to our proposed exchange offer. We may not generate sufficient cash flow from operations to cover our anticipated debt service obligations, including making payments on any outstanding notes or repaying any 2010 Notes that remain outstanding at maturity. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on our notes when due in the absence of additional sources of equity or debt financing. If our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

We intend to assess and try to access private and public sources of external financing, including debt and equity, to repay our existing indebtedness. We are also currently exploring and may explore in the future sources of external financing in order to achieve growth or other business objectives. Such financing may not be available in sufficient amounts, when needed or on terms acceptable to us. In addition, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the current trading price of our common stock and the size of our market capitalization compared to our outstanding debt. We also may, from time to time, redeem, tender for, exchange for, or repurchase our securities in the open market or in privately negotiated transactions depending upon availability of our cash resources, market conditions and other factors. In May 2009, we filed a Schedule TO and registration statement on Form S-4 for a proposed exchange offer of our 2010 Notes for a new series of convertible notes with a longer maturity. We filed amendments to both the Schedule TO and the registration statement on June 23, 2009. We plan to commence the exchange offer shortly following the filing of this Form 10-K. If the proposed exchange offer is unsuccessful, we will have a substantial amount of debt due in full in May 2010. Moreover, the availability of funds under our two existing $7.5 million revolving lines of credit may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt, and we may be required to designate additional amounts of restricted cash up to an aggregate of $7.5 million. If we are unable to obtain needed financing or generate sufficient cash from operations, our ability to expand, develop or enhance our services or products, fund our working capital requirements or respond to competitive pressures would be limited, which would materially adversely affect our business and financial condition.

We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to two $7.5 million senior secured revolving lines of credit that impose various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

We cannot assure you that in the future we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers for any failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments that will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could accelerate the timing of our repayment obligations such that our indebtedness would become immediately due and payable and could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect our business and financial condition.

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The volatility and disruption in the capital and credit markets has reached unprecedented levels over the past several months. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing.

Customer payment defaults may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog could affect the proportion of revenue recognized from backlog each quarter, which could have a material adverse effect on our financial condition and results of operations.

A portion of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. At May 3, 2009, one customer accounted for 21% of accounts receivable. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. Although no customer accounted for 10% or more of our consolidated revenue for the fiscal year ended May 3, 2009, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

We currently compete with companies that hold dominant shares in the electronic design automation (“EDA”) market, such as Cadence Design Systems, Inc. (“Cadence”), Synopsys, Inc. (“Synopsys”) and Mentor Graphics Corporation (“Mentor”). Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors could cause the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share, and our competitors’ greater cash resources and higher market capitalization would likely give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.

Competition in the EDA market has increased as customers rationalized their EDA spending by using products from fewer EDA vendors. Continued consolidation in the EDA market could intensify this trend. In addition, gaining market share in the EDA market can be difficult as it may take years for a customer to move from a competitor. Many of our competitors, such as Cadence, Synopsys and Mentor, have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Competitive pressures may prevent us from obtaining new customers and gaining market share, may require us to reduce the price of products and services or cause us to lose existing customers, which could harm our business. To execute our business strategy successfully, we must continue our efforts to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Our competitors may develop or acquire new products or technologies that have the potential to replace our existing or new product offerings. The introduction of these new or additional products by competitors may cause potential customers to defer purchases of our products or decide against purchasing our products. If we fail to compete successfully, we will not gain market share, or our market share may decrease, and our business may fail.

If the industries into which we sell our products continue to experience a recession or other cyclical effects affecting our customers’ research and development budgets, our revenue would likely decline further.

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during fiscal 2009 and would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. A continued downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States, the ongoing events in Afghanistan, Iraq, Iran, the Middle East, North Korea and other parts of the world, recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis, and other worldwide events have increased uncertainty in the United States economy. If the economy continues to decline as a result of this economic, financial and political turmoil, existing customers may decrease their purchases of our software products or delay their implementation of our software products, and prospective customers may decide not to adopt our software products, any of which could negatively impact our business and operating results.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $377.4 million as of May 3, 2009. If we continue to incur losses, the trading price of our stock would likely decline and we may be forced to discontinue our operations altogether.

We had an accumulated deficit of approximately $377.4 million as of May 3, 2009. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. As a result of our limited cash resources, outstanding debt and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may be forced to discontinue our operations entirely.

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

•

the relative mix of time-based licenses bundled with maintenance, unbundled time-based license agreements and perpetual license agreements, each of which requires different revenue recognition practices;

•

size and timing of revenue recognized in advance of actual customer billings and customers with graduated payment schedules which may result in higher accounts receivable balances and days sales outstanding (“DSO”);

•	changes in accounting rules and practices related to revenue recognition;

•	the relative mix of our license and services revenue;

•	our ability to win new customers and retain existing customers;

•	changes in our pricing and discounting practices and licensing terms and those of our competitors;

•	changes in the level of our operating expenses, including general compensation levels as well as increases in incentive compensation payments that may be associated with future revenue growth;

•	higher-than-anticipated costs in connection with litigation;

•	the timing of product releases or upgrades by us or our competitors; and

•	the integration, by us or our competitors, of newly-developed or acquired products or businesses.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. In the future, other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software which we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

Our products may be found to infringe intellectual property rights of third parties, including third-party patents. In addition, many of our contracts contain provisions in which we agree to indemnify our customers against third-party intellectual property infringement claims that are brought against them based on their use of our products. Also, we may be unaware of filed patent applications that relate to our software products. We believe that the patent portfolios of our competitors generally are far larger than ours. This disparity between our patent portfolio and the patent portfolios of our competitors may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses.

The outcome of intellectual property litigation and other types of litigation could result in our loss of critical proprietary rights and unexpected operating costs and substantial monetary damages. Intellectual property litigation and other types of litigation are expensive and time-consuming and could divert our management’s attention from our business. If there is a successful claim against us for infringement, we may be ordered to pay substantial monetary damages (including punitive damages), be prevented from distributing all or some of our products, and be required to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license any required proprietary rights on a timely basis could harm our business.

Publicly announced developments in litigation matters may cause our stock price to decline sharply and suddenly. Other factors may reduce the market price of our common stock, and we are subject to ongoing risks of securities class action litigation related to volatility in the market price for our common stock.

We may not be successful in defending some or all claims that may be brought against us. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management and technical personnel from our business. In addition, the ultimate resolution of the lawsuits could have a material adverse effect on our financial position, results of operations and cash flow, and harm our ability to execute our business plan.

Our operating results will be harmed if chip designers do not adopt or continue to use Blast Fusion, Talus, FineSim, the Quartz family of products, Titan or our other current and future products.

Blast Fusion and its successor product Talus have accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, the Quartz family of products and Titan will account for most of our revenue for the foreseeable future. To the extent that our customer base discontinues use of Blast Fusion and does not upgrade to our Talus products, our operating results may be significantly harmed. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, FineSim, the Quartz family of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Talus, FineSim, the Quartz family of products, Titan or our other current and future products, our operating results will be significantly harmed.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer and smaller design geometries on a large scale.

Our customers are currently working on a range of design geometries, including without limitation 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and other smaller design geometries. Notwithstanding our efforts to support 65-nanometer and other smaller design geometries, customers may fail to adopt, or may face technical difficulties in adopting, these geometries on a large scale and we may be unable to persuade our customers to purchase our related software products. Accordingly, any revenue we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt or delay the adoption of 65-nanometer and other smaller design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

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

The semiconductor industry has made significant technological advances. In particular, recent advances in deep sub-micron technology have required EDA companies to develop or acquire new products and enhance existing products continuously. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

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

To implement our business strategy successfully, we must provide products that interface with the software of other EDA software companies. Our competitors may not support efforts by us or by our customers to integrate our products into their existing design flows. We must develop cooperative relationships with competitors so that they will work with us to integrate our software into customers’ design flow. Currently, our software is designed to interface with the existing software of Cadence, Synopsys and others. If we are unable to persuade customers to adopt our software products instead of those of competitors (including competitors offering a broader set of products), or if we are unable to persuade other software companies to work with us to interface our software to meet the demands of chip designers and manufacturers, our business and operating results will suffer.

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

Our product functions are often critical to our customers, especially because of the resources our customers expend on the design and fabrication of integrated circuits. Many of our licensing agreements contain provisions to provide a limited warranty. In addition, some of our licensing agreements provide the customer with a right of refund for the license fees if we are unable to correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to claims that are not covered by insurance, a successful claim could harm our business. We currently carry insurance coverage and limits that we believe are consistent with similarly situated companies within the EDA industry; however, our insurance coverage may prove insufficient to protect against any claims that we may experience.

We may not be able to hire or retain the number of qualified personnel required for our business, particularly engineering personnel, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management, technical, sales, marketing and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to a lack of capacity to develop and market our products.

In particular, we may continue to experience difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in integrated circuit design. Specifically, we may need to continue to attract and retain field application engineers to work with our direct sales force to qualify new sales opportunities technically and perform design work to demonstrate our products’ capabilities to customers during the benchmark evaluation process. Competition for qualified engineers is intense, particularly in the Silicon Valley area where our headquarters are located. If we lose the services of a significant number of our employees or if we cannot hire additional employees of the same caliber, we will be unable to increase our sales or implement or maintain our growth strategy.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals whom we may be unable to recruit and retain.

We depend on our senior executives and certain key research and development and sales and marketing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees, and we do not maintain any key person life insurance policies. Furthermore, our larger competitors may be able to offer more generous compensation packages to executives and key employees, and therefore we risk losing key personnel to those competitors. If we lose the services of any of our key personnel, our product development processes and sales efforts could be harmed. We may also incur increased operating expenses and be required to divert the attention of our senior executives to search for their replacements. The integration of new executives or new personnel could disrupt our ongoing operations.

If we fail to offer and maintain competitive compensation packages for our employees, or if our stock price declines materially for a protracted period of time, we might have difficulty retaining our employees and our business may be harmed.

If the compensation of our employees is not competitive or satisfactory to the employees, we may have difficulty in retaining our employees and our business may be harmed. In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages. Our stock price has declined significantly for many years due to market conditions and had until recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our recent financial results.

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

We have had to implement a series of restructuring efforts recently. In the event that these efforts result in ineffective interoperability between our products or ineffective collaboration among our employees, or we are unable to continue to manage the pace of our growth, our business could be harmed.

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. In the first quarter of fiscal 2008, we decreased our workforce and incurred restructuring charges of $0.3 million. In addition, we initiated a restructuring plan in May 2008 for which we have incurred restructuring charges in fiscal 2009 of $10.7 million, primarily for employee termination and facility closure costs. It is likely that we will continue to restructure our company and incur additional associated expenses during fiscal 2010. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of May 3, 2009. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of May 3, 2009. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our marketable securities portfolio is invested in auction rate securities which were structured to provide liquidity through an auction process that reset the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the auction rate securities held by us at face value of $18.4 million as of May 3, 2009, failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions had historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments. In October 2008, we entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which provided us with an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us of up to 75% of the market value of the auction rate securities. We intend to exercise our option and sell the auction rate securities back at par on or about June 30, 2010. We also entered into a “no net cost” secured line of credit with UBS for $12.6 million, which provides cash liquidity to us until June 30, 2010.

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

Part of our growth strategy is to pursue acquisitions. We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the EDA industry. The recent decline in the price of our common stock, our focus on cash management and our need to reduce our debt levels may impact our ability to pursue acquisitions for some period of time. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that we will find suitable acquisition candidates or that acquisitions we complete will be successful. Assimilating previously acquired companies such as Sabio Labs, Inc. (“Sabio”), Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

Because much of our business is international, we are exposed to risks inherent in doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

In fiscal 2009, we generated 41% of our total revenue from sales outside North America, compared to 40% in fiscal 2008 and 32% in fiscal 2007.

To the extent that we expand our international operations, we may need to continue to maintain offices in Europe, the Middle East, and the Asia Pacific region. If our revenue from international operations does not exceed the expense of establishing and maintaining our international operations, our business could suffer. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	current events in North Korea, the Middle East, and other parts of the world;

•	the effects of terrorist attacks in the United States or against U.S. interests overseas;

•	recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis; and

•	any related conflicts or similar events worldwide.

We are subject to risks associated with changes in foreign currency exchange rates.

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of May 3, 2009, we had approximately $6.0 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, required changes in the corporate governance practices of public companies, which increased our legal and financial compliance costs. In particular, we have incurred and will continue to incur administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent registered public accounting firm.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. Our assessment of the effectiveness of our internal control over financial reporting must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, there could be an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Our success and ability to compete depends to a significant degree upon the protection for our software and other proprietary technology. We currently have a number of issued patents in the United States, but this number is relatively small in comparison to our competitors. Patents afford only limited protection for our technology. In addition, rights that may be granted under any patent application that may issue in the future may not provide competitive advantages to us. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable. It is possible that:

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

In addition to patents, we rely on trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights. If these rights are not sufficiently protected, it could harm our ability to compete and generate income.

In addition to patents, we rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

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

The laws of some countries in which we market our products may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for them, which would harm our competitive position and market share.

The price of our common stock may fluctuate significantly, which may make it difficult for our stockholders to resell our stock at attractive prices.

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in recent periods. From January 1, 2008 until July 6, 2009, the closing price of our common stock has ranged from $0.71 to $12.30 per share.

The market price of our stock is subject to significant fluctuations in response to a number of factors, including the risk factors set forth in this prospectus, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.

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

Our certificate of incorporation and bylaws, and Delaware corporate law contain anti-takeover provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders. We could also adopt a stockholder rights plan, which could also delay or prevent a change in control.

Delaware law, as well as our certificate of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our company, even if the change in control would be beneficial to the stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•

authorize our Board of Directors to create and issue, without prior stockholder approval, preferred stock that can be issued, increasing the number of outstanding shares and deter or prevent a takeover attempt;

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

Section 203 of the Delaware General Corporation Law and the terms of our stock option plans also may discourage, delay or prevent a change in control of our company. Section 203 generally prohibits a Delaware corporation from engaging in a business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder. Our stock option plans include change-in-control provisions that allow us to grant options or stock purchase rights that will become vested immediately upon a change in control.

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

We are required to comply with U.S. Department of Commerce regulations when shipping our software products and/or transferring our technology outside of the United States or to certain foreign nationals. We believe we have complied with applicable export regulations; however, these regulations are subject to change, and future difficulties in obtaining export licenses for current, future developed and acquired products and technology, or any failure (if any) by us to comply with such requirements in the past, could harm our business, financial conditions and operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

Our corporate headquarters are located in San Jose, California, where we occupy approximately 106,854 square feet under two leases, both of which expire on October 31, 2011. We have North American sales offices in California, North Carolina and Texas. In addition, we have European offices in Germany, the Netherlands and the United Kingdom, an office in Israel, and Asian offices in China, India, Japan, South Korea and Taiwan. We believe our current facilities are adequate to support our current and near-term operations. However, if we need additional space, adequate space may not be available on commercially reasonable terms or at all.

ITEM 3.       LEGAL PROCEEDINGS

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, we recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and have not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, we deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, we deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the consolidated balance sheet as of May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

On June 13, 2005, a putative shareholder class action lawsuit captioned The Cornelia I. Crowell GST Trust vs. Magma Design Automation, Inc., Rajeev Madhavan, Gregory C. Walker and Roy E. Jewell., No. C 05 02394, was filed in U.S. District Court, Northern District of California. The complaint alleges that defendants failed to disclose information regarding the risk of Magma infringing intellectual property rights of Synopsys, Inc., in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and prays for unspecified damages. In March 2006, defendants filed a motion to dismiss the consolidated amended complaint. Plaintiff filed a further amended complaint in June 2006, which defendants again moved to dismiss. Defendants’ motion was granted in part and denied in part by an order dated August 18, 2006, which dismissed claims against two of the individual defendants. On November 30, 2007, the parties agreed to a settlement. The court granted final approval to this settlement on March 27, 2009.

On July 26, 2005, a putative derivative complaint captioned Susan Willis v. Magma Design Automation, Inc. et al. , No. 1-05-CV-045834, was filed in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks unspecified damages purportedly on behalf of us for alleged breaches of fiduciary duties by various directors and officers, as well as for alleged violations of insider trading laws by executives during a period between October 23, 2002 and April 12, 2005. On January 8, 2008, the parties reached an agreement in principle with respect to certain aspects of settlement of the case and agreed upon the remaining terms of the settlement on February 21, 2008. The court granted preliminary approval of the settlement on August 4, 2008, and granted final approval of the settlement on October 3, 2008.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is listed below.

The following table provides the names, offices, and ages of each of our executive officers as of July 6, 2009:

Name	Age	Position
Rajeev Madhavan	43	Chief Executive Officer and Chairman of the Board of Directors
Roy E. Jewell	54	President, Chief Operating Officer and Director
Peter S. Teshima	51	Corporate Vice President, Finance and Chief Financial Officer
Bruce Eastman	54	Corporate Vice President, Worldwide Sales

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “LAVA”. Public trading in our common stock commenced on November 20, 2001. Prior to that, there was no public market for our common stock. As of July 6, 2009, there were 262 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2009
Fourth quarter	$1.98	$0.68
Third quarter	$3.20	$0.85
Second quarter	$7.00	$1.53
First quarter	$7.67	$5.92

Fiscal 2008
Fourth quarter	$13.42	$8.48
Third quarter	$15.40	$11.35
Second quarter	$15.44	$12.02
First quarter	$15.70	$11.64

The following graph compares the cumulative 5-year total return to holders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes that the value of the investment in our common stock and in each index was $100 on March 31, 2004 and tracks it (including reinvestment of dividends) through May 3, 2009. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the common stock.

	March 31, 2004	March 31, 2005	April 02, 2006	April 01, 2007	April 06, 2008	May 4, 2008	May 3, 2009
Magma Design Automation, Inc.	100.00	56.85	41.43	57.28	48.47	33.52	8.67
NASDAQ Composite	100.00	101.56	120.66	127.40	119.44	126.70	88.70
NASDAQ Computer & Data	100.00	108.78	125.94	137.91	132.44	142.44	106.09

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2 – February 28, 2009	46,280	$0.70	0	N/A
March 1 – March 31, 2009	304	$0.00	0	N/A
April 1 – May 3, 2009	10,055	$0.83	0	N/A

Total	56,639	$0.72	0	N/A

*	Includes 36,000 shares repurchased at prices ranging from $0.83 to $1.20, the fair market value on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated balance sheet data as of May 3, 2009 and April 6, 2008 and selected consolidated statements of operations data for the years ended May 3, 2009, April 6, 2008 and April 1 2007, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of April 1, 2007, April 2, 2006 and March 31, 2005 and the selected consolidated statements of operations data for the years ended April 2, 2006 and March 31, 2005 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended
	May 3, 2009	April 6, 2008	April 1, 2007	April 2, 2006	March 31, 2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$146,957	$214,419	$178,153	$164,044	$145,941
Cost of Revenue	$48,329	$49,354	$54,579	$41,715	$22,216
Operating income (loss)(1)(2)(3)	$(124,198)	$(24,732)	$(67,773)	$(26,529)	$(5,654)
Other income (expense), net(4)	$(2,788)	$(1,037)	$7,269	$8,141	$209
Net income (loss)	$(127,750)	$(32,409)	$(61,185)	$(20,937)	$(8,581)
Net income (loss) per share—basic	$(2.86)	$(0.80)	$(1.67)	$(0.61)	$(0.25)
Net income (loss) per share—diluted	$(2.86)	$(0.80)	$(1.67)	$(0.61)	$(0.25)

	As of
	May 3, 2009	April 6, 2008	April 1, 2007	April 2, 2006	March 31, 2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$50,796	$67,508	$56,038	$97,158	$135,518
Total assets	$127,075	$237,395	$239,646	$284,064	$319,224
Convertible notes, net	$49,221	$48,518	$63,077	$105,500	$150,000
Other non-current liabilities	$12,889	$11,264	$4,689	$5,727	$1,749
Total stockholders’ equity	$(14,690)	$103,306	$82,767	$113,903	$121,399

(1)	We adopted SFAS 123R, “Share-Based Payment” on April 3, 2006 using the modified prospective transition method, under which we began recognizing compensation expense for stock-based awards granted on or after April 3, 2006 and unvested awards granted prior to April 3, 2006.

(2)	Includes a charge of $12.5 million relating to litigation settlement expense for fiscal 2007.
(3)	Includes charges of $0 million, $2.3 million, $1.3 million, $0.5 million, and $4.4 million for fiscal 2009, 2008, 2007, 2006, and 2005 respectively, for in-process research and development.
(4)	Includes gains on extinguishment of convertible notes of $6.5 million and $8.8 million for fiscal 2007 and 2006, respectively.

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

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report and the following factors:

•	our substantial amount of indebtedness and repayment obligations with respect to our 2010 Notes;

•	an inability to generate sufficient operating cash flow or obtain external financing;

•	debt arrangements that may subject us to restrictive covenants that could limit our ability to operate our business;

•	financial market conditions that may impede access to or increase the cost of financing operations and investments;

•	risk of customer payment defaults;

•	any delay of customer orders or failure of customers to renew licenses;

•	our ability to maintain or develop relationships with current or potential customers;

•	weaker-than-anticipated sales of our products and services;

•	competition in the EDA market;

•	weakness in the semiconductor or electronic systems industries;

•	our lengthy and unpredictable sales cycle;

•	difficulty in predicting quarterly results;

•	potentially higher-than-anticipated costs of litigation;

•	a potential failure of customers to adopt, or to adopt at a sufficiently fast rate, 65-nanometer and smaller design geometries on a large scale;

•	market acceptance of existing and new products;

•	our ability to continue to deliver competitive products to customers;

•	our ability to attract and retain the key management and technical personnel needed to operate our business successfully;

•	our ability to make payments to satisfy our indemnification obligations;

•	our ability to integrate acquired businesses and technologies;

•	our ability to manage operations and restructurings of operations;

•	changes in accounting rules; and

•	potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting.

We undertake no additional obligation to update these forward-looking statements.

Change in Fiscal Year End

Prior to fiscal 2009, we had a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. On January 28, 2008, our Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the Sunday closest to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. Our fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks.

Our 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. Information for the transition period was included in the quarterly report on Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008. The separate audited financial statements required for the transition period are included in Item 8 of this Form 10-K.

References in this Form 10-K to fiscal 2009 represent the 52 weeks ended May 3, 2009. References in this Form 10–K to fiscal 2008 represent the 52 weeks ended, April 6, 2008. We have not submitted financial information for the 52 weeks ended April 5, 2009 in this Form 10–K because the information is not practical or cost effective to prepare. We believe that the 52 weeks of fiscal 2008 provides a meaningful comparison to the 52 weeks of fiscal 2009 presented in this Form 10-K. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the 52 weeks ended April 5, 2009 were presented in lieu of results for the 52 weeks ended May 3, 2009. We did not experience any unusual amount of business activity or product shipment in the transition month and have reported the loss incurred in that month in our consolidated statements of operations in Item 8 of this Form 10-K. Accordingly, we have not included the results of the one-month transition period that began on April 7, 2008 and ended on May 4, 2008 in this management’s discussion and analysis of financial condition and results of operations.

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

Our accomplishments during fiscal 2009 include:

•	Deployment and adoption of Talus, our platform for design implementation, by our major customers.

•

Qualification of the Talus and Quartz products for 40-nanometer process technology in Taiwan Semiconductor Manufacturing Company’s (“TSMC”) Reference Flow 9.0. Qualifying for the reference flow removes barrier for TSMC customers to adopt the Magma tools.

•	Titan, our platform for analog/mixed-signal design, was recognized by Design Automation Conference attendees in voting for Best Overall New Product at the trade show.

•	Titan and Hydra were named to EDN magazine’s “Hot 100 Electronic Products of 2008.”

Below is a summary of our operations for fiscal 2009:

•

Revenue for fiscal 2009 was $147 million, a decrease of 31% from the prior year. Licenses and bundled licenses and services sales for fiscal 2009 and 2008 accounted for approximately 75% and 84%, respectively, of our revenue. For fiscal 2009, 55% of our revenue was derived from orders recognized on a ratable basis or due-and-payable or cash-receipts basis. For fiscal 2009, 16% of our revenue was derived from short-term time-based and perpetual licenses recognized up-front (of which 9% of our revenue was from new contracts entered into during fiscal 2009 and the remaining 7% of our revenue from orders received prior to fiscal 2009 but recognized as revenue in fiscal 2009).

•

Domestic sales revenue decreased by $41 million or 32% in fiscal 2009 compared to the prior year. The decrease was primarily a result of our customers experiencing continued end market softness in demand for their products and reduced visibility in forecasting their business.

•

The number of our employees decreased to 732 as of May 3, 2009, down from 1,030 as of April 6, 2008. Most of the decrease in employees represents reductions to our research and development and sales and marketing organizations.

•	For fiscal 2009, cash flows used in operations were $5.4 million, or 4% of fiscal 2009 revenue, and included a $12.5 million one-time payment on Synopsys litigation settlement.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2009. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be materially adversely affected by the macroeconomic environment.

As a result of these market conditions, the availability and cost of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the financial markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and global markets and economies has adversely affected our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may continue to limit our ability to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Recent Acquisitions

In fiscal 2009, we did not acquire any companies and did not make any material asset purchases.

During fiscal 2008, we acquired companies and purchased technologies that enable us to expand into new markets. We believe that these acquisitions will be a significant factor in our ability to compete successfully in the EDA industry and we expect to make similar acquisitions in the future. These acquisitions have increased the number of our employees and, as a result, increased our research and development and sales and marketing expenses.

On February 26, 2008, we acquired Sabio Labs, Inc., a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, port complex circuits to new process technologies in foundries efficiently, and explore system design trade-offs early in the design process. The total purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of our common stock valued at $16.2 million and transaction costs of $270,000. As part of the initial consideration, 127,000 shares of our common stock valued at $1.3 million was associated with employee retention and is being earned and recorded as compensation expenses in accordance with such employees’ vesting schedules. In addition, we agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at our discretion, to the former Sabio stockholders upon achieving certain product integration and booking milestones.

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

During fiscal 2009, a total of $3.6 million in gross contingent cash consideration and a total of $1.1 million in gross contingent stock consideration were earned by various acquired businesses upon their achievement of certain milestones under various prior asset purchase and business combination agreements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, allowance for doubtful accounts, cash equivalent, short-term and long-term investments, strategic investments, asset purchases and business combinations, valuation of long-lived assets and income taxes to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectability is probable.” These judgments are discussed below.

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

As of May 3, 2009, one of our customers accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our general and administrative expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our general and administrative expenses and our reported net income would increase.

Fair value option for financial assets and financial liabilities

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

For the fiscal year ended May 3, 2009 a total net gain on the put option of $1.7 million was reported in valuation gain (loss) in the consolidated statement of operations for fiscal 2009, and $2.2 million was reported as a loss on the ARS in other income (expense) in the consolidated statement of operations for fiscal 2009.

Cash equivalent, short-term investments and long-term investments

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our consolidated balance sheets. As of May 3, 2009, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses recorded as other income or expense on our consolidated statement of operations.

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

Long-term investments on the consolidated balance sheets consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, we entered into an agreement with UBS which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to us of up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

As of May 3, 2009, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of May 3, 2009, we engaged a third party valuation service to model Level 3 fair value using an income approach. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

The Rights are a form of purchased put option that gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the originally estimated 3.7 years. As we plan to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 1.5 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net, in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. Total other-than-temporary impairment loss of $2.2 million was reported in other income (expense), net in the consolidated statement of operations for fiscal 2009.

Accounting for asset purchases and business combinations

We are required to allocate the purchase price of acquired assets and business combinations to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the value of intangible assets.

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

Other estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed, which could result in changes in the purchase price allocation.

Goodwill impairment

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 13 to our consolidated financial statements in Item 8). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates, including the following for the reporting unit: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates that we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also considered its market capitalization on the dates of its impairment tests in determining the fair value of our business. We completed the first step analysis during the second quarter of fiscal 2009 and determined that the fair value of our reporting units was in excess of the net book value on that date.

We conduct an annual goodwill impairment test at December 31. Accordingly we conducted this test during the third quarter and concluded that events had occurred and circumstances had changed during the third fiscal quarter of fiscal 2009 which showed the existence of impairment indicators, including a significant decline in our stock price and continued deterioration in the EDA software products market and the related impact on our revenue forecasts. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. At December 31, 2008, we determined that the fair value of our reporting units was less than the net book value of the net assets of the reporting unit and accordingly, we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, we allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in a reduction in fair value of goodwill, and therefore, we recognized an impairment charge of $60.1 million in the third quarter of fiscal 2009.

We performed the step one analysis in the fourth quarter of fiscal 2009 and determined that the fair value of our reporting units was in excess of the net book value as of May 3, 2009.

Valuation of intangibles and long-lived assets

Our intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on our review, no impairment is indicated.

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

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of May 3, 2009, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

On April 2, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of the evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.3 million at May 3, 2009. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its estimated fair value. For equity investments where our ownership interest is between 20% to 50%, or where we can exercise significant influence on the investee’s operating or financial decisions, we record our share of net equity income (loss) of the investee based on our proportionate ownership.

During the first quarter of fiscal 2009 we made an additional investment in Zerosoft, Inc of $1.0 million which increased our ownership in that company to 35% as of May 3, 2009. We also invested $0.8 million in Helic Inc. during the first quarter of fiscal 2009, bringing our ownership in Helic to 8% as of May 3, 2009. In addition, one of our officers is a member of the board of directors of Helic, which permits us to exercise significant influence on Helic’s operating decisions. We have recorded our share of net equity income (loss) on these investments based on our proportionate ownership in our consolidated statements of operations. During the second quarter of fiscal 2008, with the purchase of the remaining 82% ownership of one of our equity investments, Rio Design Automation, Inc., we ceased accounting for our investment in Rio under the equity method and began accounting for our 100% ownership on a consolidated basis. The equity investment balance of $220,000 on the acquisition date was reclassified from other assets and was allocated to the book value of the previously owned assets and liabilities on our consolidated balance sheets. We recorded $0.5 million of net loss on our equity investments during fiscal 2008.

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million in the first fiscal quarter ended August 3, 2008. We did not record impairment charges related to these non-marketable equity investments in fiscal 2009 and 2008.

Results of Operations

Revenue overview

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”) where we do not have Vendor Specific Objective Evidence (“VSOE”) of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with licenses where we have established VSOE to account for services separately. We recognize revenue based on the specific terms and conditions of the license contracts with our customer for our products and services as described in detail above under the caption “Critical Accounting Policies and Estimates.”

In our consolidated financial statements, we classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods. The Company offers various contractual terms to its customers in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long-term contracts frequently shifts between revenue categories, with no change in the aggregate revenues recognized from such contracts. In light of the foregoing, the Company has concluded that changes in results of the bundled licenses and services revenue category generally do not indicate a material trend in the Company’s historical or future performance and therefore are not discussed below.

For management reporting and analysis purposes we classify our revenue as either licenses or services. Bundled licenses and services are divided into their component parts and included with either licenses or services for management analysis.

Licenses revenue is divided into the following categories:

•	Ratable

•	Due & Payable

•	Up-Front

•	Cash Receipts

Services revenue is analyzed separately from the licenses revenue portion.

We use these classifications of revenue to provide greater insight into the reporting and monitoring of trends in the components of our revenue and to assist us in managing our business. The characterization of an individual contract may change over time. For example, a contract originally characterized as Ratable may be redefined as Cash Receipts if that customer has difficulty in making payments in a timely fashion. In cases where a contract has been re-characterized for management reporting and analysis purposes, prior periods are not restated to reflect that change.

Licenses revenue

Ratable.    For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. In our statements of operations the revenue for these bundled arrangements for both license and service is classified as bundled licenses and services. For management reporting and analysis purposes we separate the licenses portion from the services portion of the revenue. For unbundled time-based licenses, we recognize license revenue ratably over the license term. We generally refer to these licenses as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

Due & Payable.    For unbundled time-based licenses where the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis. For management reporting and analysis purposes, we generally refer to this type of license as “Due & Payable.”

Up-Front.    For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment if the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date and payments are generally linear. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we generally refer to this type of license as “Up-Front,” where the license is either perpetual or time-based.

Cash Receipts.    We recognize revenue from customers who have not met our predetermined credit criteria on a cash receipts basis to the extent that revenue has otherwise been earned. We recognize license revenue as we receive cash payments from these customers. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable, due & payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the quarter as “Up-Front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we also may not meet our revenue targets as described in the risk factors in Item 1A of this Form 10-K.

Services revenue

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for fiscal 2009, fiscal 2008 and fiscal 2007 (in thousands, except for percentage data):

	Year Ended:						% Change
	May 3, 2009	% of Revenue	April 6, 2008	% of Revenue	April 1, 2007	% of Revenue	2009 / 2008	2008 / 2007
Revenue
Licenses revenue**
Ratable	$29,040	20%	$35,176	16%	$17,457	10%	(17)%	102%
Due & Payable	44,871	31%	81,327	38%	86,607	49%	(45)%	(6)%
Up-Front*	23,376	16%	48,741	23%	27,011	15%	(52)%	80%
Cash Receipts	6,537	4%	6,291	3%	9,198	5%	4%	(32)%

Total Licenses revenue	103,824	71%	171,535	80%	140,273	79%	(39)%	22%
Services revenue**	43,133	29%	42,884	20%	37,880	21%	1%	13%

Total Revenue	146,957	100%	214,419	100%	178,153	100%	(31)%	20%

Cost of Revenue
License	26,382	18%	23,562	11%	32,165	18%	12%	(27)%
Services	21,947	15%	25,792	12%	22,414	13%	(15)%	15%

Total cost of sales	48,329	33%	49,354	23%	54,579	31%	(2)%	(10)%

Gross Profit	$98,628	67%	$165,065	77%	$123,574	69%	(40)%	34%

*	Included $12,832 or 9% of total revenue from new contracts for fiscal 2009, $40,278 or 19% of total revenue from new contracts for fiscal 2008 and $32,141 or 18% of total revenue from new contracts for fiscal 2007.
**	Bundled licenses and services in the consolidated statement of operations consisted of $27,350 of license revenue and $6,081 of service revenue for fiscal 2009, $32,473 of license revenue and $8,042 of service revenue for fiscal 2008, and $38,282 of license revenue and $4,643 of service revenue for fiscal 2007.

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for fiscal 2009, fiscal 2008 and fiscal 2007 (in thousands, except for percentage data):

	Year Ended:						% Change
	May 3, 2009	% of Revenue	April 6, 2008	% of Revenue	April 1, 2007	% of Revenue	2009 / 2008	2008 / 2007
Domestic	$86,576	59%	$127,664	60%	$121,633	68%	(32)%	5%
International
Europe	17,893	12%	26,539	12%	19,440	12%	(33)%	37%
Japan	24,975	17%	35,150	16%	22,162	12%	(29)%	59%
Asia-Pacific (excluding Japan)	17,513	12%	25,066	12%	14,918	8%	(30)%	68%

Total International	60,381	41%	86,755	40%	56,520	32%	(30)%	53%

Total Revenue	$146,957	100%	$214,419	100%	$178,153	100%	(31)%	20%

Revenue

Revenue for fiscal 2009 was $147 million, down 31% from fiscal 2008.

•

Licenses revenue decreased by 39% in fiscal 2009 compared to fiscal 2008. Licenses revenue as a percentage of total revenue decreased by 9% in fiscal 2009 compared to fiscal 2008. We analyzed the license purchasing trends of our key customers, those that make up 70% or more of revenue, for fiscal 2009. The decrease in licenses revenue was primarily the result of a sharp downturn in the semiconductor and systems industries, a reduced number of design starts, a reduction of electronic design automation budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business, which caused customers to reduce spending.

Ratable revenue decreased $6.1 million for fiscal 2009 compared to fiscal 2008. This decrease was partially offset as a result of our intent to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce due & payable and up-front revenues to 10% or less of total revenue, which resulted in ratable revenue increasing from 16% of total revenue in fiscal 2008 to 20% in fiscal 2009.

Due & Payable revenue decreased $36.5 million for fiscal 2009 compared to fiscal 2008, a decrease of 45%. The decrease was also attributable to our intent to reduce due and payable revenue and increase ratable revenue.

Up-Front revenue decreased $25.4 million in fiscal 2009 compared to fiscal 2008, a decrease of 52%. The decrease was also attributable to our intent to reduce up-front revenue and increase ratable revenue.

Cash Receipts revenue increased during fiscal 2009 by $0.2 million compared to fiscal 2008. Additional customers have been classified as cash receipts customers. This increase is the result of the impact of a deterioration of economic conditions in the industry and with respect to some of our customers.

Licenses revenue increased by 22% in fiscal 2008 compared to fiscal 2007. Licenses revenue as a percentage of total revenue increased by 1% in fiscal 2008 compared to fiscal 2007. We analyzed the purchasing trends of our key customers, those that make up 70% or more of revenue.

Ratable revenue increased $17.7 million for fiscal 2008 compared to fiscal 2007. Up-Front revenue increased $21.7 million in fiscal 2008 compared to fiscal 2007, an increase of 80%. These increases in licenses revenue were primarily due to large orders executed in fiscal 2008 from new and existing customers who extended license terms or added license capacity due to the continued use of new and existing products.

Due & Payable revenue decreased $5.3 million for fiscal 2008 compared to fiscal 2007, a decrease of 6%. We believe this decrease was primarily a result of revenue shift by customers to the ratable and up-front revenue categories.

Cash Receipts revenue decreased during fiscal 2008 by $2.9 million compared to fiscal 2007 due to established payment history of certain international customers previously categorized as cash receipts customers.

•

Services revenue increased by 1% in fiscal 2009 compared to fiscal 2008. We believe the 1% increase during fiscal 2009 was primarily the result of timing of customers’ purchases of services, as customers delayed licenses purchases in response to the end market softness in the demand, while continuing to purchase maintenance contracts and other services to support their ongoing activities.

Services revenue increased by 13% in fiscal 2008 compared to fiscal 2007. We believe the increase during fiscal 2008 was primarily the result of timing of customers’ purchases of services, as customers delayed licenses purchases in response to the end market softness in the demand, while continuing to purchase maintenance contracts and other services to support their ongoing activities.

•

Domestic revenue decreased 32% during fiscal 2009 compared to fiscal 2008. The decreases in domestic revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to decreased customer orders. Domestic revenue as a percentage of total revenue decreased by 1% during fiscal 2009 compared to fiscal 2008.

Domestic revenue increased 5% during fiscal 2008 compared to fiscal 2007. The increase in domestic revenues was generally proportionate to the increases in total revenues during the periods and was primarily due to increased customer orders. Domestic revenue as a percentage of total revenue decreased by 8% during fiscal 2008 compared to fiscal 2007 due to expansion in international revenue.

•

International revenue decreased by 30% for fiscal 2009 compared fiscal 2008. The decrease in international revenue was primarily the result of the global impact of a sharp downturn in the semiconductor and systems industries, a reduced number of design starts, a reduction of electronic design automation budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business. The decreases in international revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to decreased customer orders. International revenue as a percentage of total revenue increased 1% for 2009 compared to fiscal 2008.

International revenue increased by 53% for fiscal 2008 compared fiscal 2007. The increases in international revenues were generally proportionate to the increases in total revenues during the periods and were primarily due to increased customer orders and expansion in customer base in other countries. International revenue as a percentage of total revenue increased 8% for 2008 compared to fiscal 2007 and was due to expansion in international revenue compared to domestic revenue in fiscal 2008.

No individual customer accounted for 10% or more of total revenue during the fiscal periods 2009, 2008 or 2007.

Cost of Revenue

•

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses.

Cost of licenses revenue increased by $2.8 million or 12% during fiscal 2009, compared to fiscal 2008. Amortization charges related to acquired developed technology and intangible assets increased during

2009 by $3.0 million compared to fiscal 2008 primarily due to the increased value of intangible assets from acquisitions and contingent acquisition earnouts. This increase was offset by a decrease in royalty expense by $0.2 million during fiscal 2009 as compared to 2008.

Cost of licenses revenue decreased by $8.6 million or 27% during fiscal 2008, compared to fiscal 2007. Amortization charges related to acquired developed technology and intangible assets decreased during 2008 by $8.9 million compared to fiscal 2007 primarily due to the end of life on some of the acquisitions and contingent acquisition related earnouts. This decrease in cost of licenses revenue was offset by an increase in the outside sales commission by $0.2 million. The remainder of the fluctuation in cost of licenses revenue was accounted for by other individually insignificant items.

•

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $3.8 million or 15% for fiscal 2009 compared to fiscal 2008. The change was primarily due to a net decrease of $3.8 million in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs which were a result of staff reductions under the fiscal 2009 restructuring plan.

Cost of services revenue increased by $3.4 million or 15% for fiscal 2008 compared to fiscal 2007. The change was primarily due to a net increase of $3.1 million in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs and an increase in the stock based compensation expense by $0.4 million in fiscal 2009 as compared to fiscal 2008. This increase in cost of services revenue was offset by a decrease in other individually insignificant items.

Operating expenses

The table below sets forth the fluctuations in operating expenses from fiscal 2008 to fiscal 2009 and from fiscal 2007 to fiscal 2008 (in thousands, except percentage data):

	Year Ended:			% Change
	May 3, 2009	April 6, 2008	April 1, 2007	2009 / 2008	2008 / 2007
Operating Expenses
Research and development	$68,751	$76,920	$63,625	(11)%	21%
Sales and marketing	56,024	70,711	60,041	(21)%	18%
General and administrative	24,307	31,576	42,870	(23)%	(26)%
Impairment of goodwill	60,089	—	—	100%	—
Amortization of intangible assets	2,994	8,043	11,011	(63)%	(27)%
In-process research and development	—	2,256	1,300	(100)%	74%
Restructuring charge	10,661	291	—	3564%	100%
Litigation settlement	—	—	12,500	—	(100)%

Total operating expenses	$222,826	$189,797	$191,347	17%	(1)%

Percent of total revenue
Research and development	47%	36%	36%
Sales and marketing	38%	33%	34%
General and administrative	17%	15%	24%
Impairment of goodwill	41%	—	6%
Amortization of intangible assets	2%	4%	1%
In-process research and development	—	1%	—
Restructuring charge	7%	—	—
Litigation settlement	—	—	7%
Total operating expenses	152%	89%	108%

•

Research and development expense decreased by $8.2 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in compensation expense of $2.3 million as a result of lower headcount and employee salary reductions implemented mid year and a decrease in related employee benefits of $0.6 million as a result of lower salaries and headcount. The decrease in research and development expense in fiscal 2009 was also attributable to a decrease in bonus expense of $3.6 million, decrease in software maintenance costs of $0.7 million due to the costs being fully amortized and a decrease in the allocations of common expenses, such as information technology and facility related expenses, of $1.2 million.

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

We expect our research and development expense in fiscal 2010 to decrease as compared to fiscal 2009.

•

Sales and marketing expense decreased by $14.7 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in compensation expense of $6.3 million as a result of lower headcount and employee salary reductions implemented mid-year, and a decrease in related employee benefits of $1.5 million as a result of lower salaries and headcount. The decrease in sales and marketing expense in fiscal 2009 was also attributable to a decrease in bonus expense of $1.6 million, a decrease in commission expense of $3.9 million due to decreased bookings, a decrease in travel and entertainment costs of $2.7 million due to lower spending on reduced sales, and a decrease in the allocation of common expenses, such as information technology and facility related expenses of $1.9 million. The decrease in sales and marketing expense was offset by decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $3.8 million.

Sales and marketing expense increased by $10.7 million in fiscal 2008 compared to fiscal 2007 primarily due to an increase in payroll related and commission expenses of $8.7 million, an increase in stock-based compensation expense of $1.4 million and an increase in travel expenses of $1.2 million, partially offset by a $1.0 million increase in expenses allocated to cost of services revenue (primarily application engineering costs). The remainder of the fluctuation in sales and marketing expense was accounted for by other individually insignificant items. The increases in payroll related charges were primarily due to increases in the number of employees and annual salary increases. In fiscal 2008, the number of employees in sales and marketing increased by 19% over fiscal 2007 primarily due to growth in the number of application engineer employees.

We expect our sales and marketing expenses in fiscal 2010 to decrease as compared to fiscal 2009.

•

General and administrative expense decreased by $7.3 million in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in compensation expense of $1.1 million and as a result of certain assets being fully depreciated in prior periods. The decrease in general and administrative expense in fiscal 2009 was also the result of a decrease of $1.3 million in bonus expense, decrease of $2.2 million in legal fees due to settlement of the patent litigation with Synopsys in the first quarter of fiscal 2008, a decrease of $0.5 million in stock-based compensation expense due to our option exchange program, a decrease of $0.4 million in travel and entertainment expense due to our cost reduction efforts, and a decrease of $1.2 million in depreciation expense as a result of certain assets being fully depreciated in prior periods. These decreases were partially offset by an increase in the related benefits of $0.8 million and an increase in consulting expenses of $0.7 million.

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

We expect our general and administrative expenses in fiscal 2010 to decrease as compared to fiscal 2009.

•

Amortization of intangible assets decreased by 63% in fiscal 2009 compared to fiscal 2008 primarily due to several existing developed technologies and patents having been fully amortized prior to or during fiscal 2009.

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

•

In-process research and development (“IPR&D”) charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future use. We did not have any material acquisitions in fiscal 2009.

•

IPR&D expense of $2.3 million in fiscal 2008 consisted of charges of $1.6 million and $0.7 million recorded in connection with our acquisitions of Sabio and Rio, respectively, during fiscal 2008. IPR&D expense of $1.3 million in fiscal 2007 consisted of a charge recorded in connection with our acquisition of Knights in November 2006. IPR&D expenses of $450,000 in fiscal 2006 consisted of a charge recorded in connection with our acquisition of ACAD in November 2005. The in-process technology projects related to Sabio, Knights, and ACAD were completed in fiscal 2009, 2008 and 2007, respectively.

•	Restructuring costs of $10.6 million in fiscal 2009 represented employee termination and facility consolidation and closure charges resulting from our realignment to current business objectives.

Restructuring costs of $0.3 million in fiscal 2008 represented employee termination charges resulting from our realignment to current business objectives. No such charge was incurred in fiscal 2007.

•

Litigation settlement costs. No litigation settlement costs were incurred in fiscal 2009 and 2008. Litigation settlement costs of $12.5 million in fiscal 2007 represented an accrued payment to Synopsys of $12.5 million toward the settlement of the patent litigation with Synopsys. The payment of the litigation settlement costs was made in April 2007.

Other items

The table below sets forth the fluctuations in other items from fiscal 2008 to fiscal 2009 and from fiscal 2007 to fiscal 2008 (in thousands, except percentage data):

	Year Ended:			% Change
	May 3, 2009	April 6, 2008	April 1, 2007	2009 / 2008	2008 / 2007
Operating income (expense), net
Interest income	$637	$2,021	$2,729	(68)%	(26)%
Interest and amortization of debt discount expense	(2,865)	(2,467)	(723)	16%	241%
Valuation gain (loss), net	(442)	—	—	100%	—
Gain on extinguish of debt	—	—	6,532	—	(100)%
Other income (expense), net	(118)	(591)	(1,269)	(80)%	(53)%

Total other income (expense), net	$(2,788)	$(1,037)	$7,269	169%	(114)%

Provision for income taxes	$764	$6,640	$1,002	(88)%	563%

•

Interest income decreased by 68% in fiscal 2009 compared to fiscal 2008 primarily due to our lower average cash and investments balance resulting from our use of $15.2 million in cash to repurchase our Zero Coupon Convertible Subordinated Notes that were due May 15, 2008 (the “2008 Notes”). In addition to the lower cash and investment balance, interest income also decreased due to the lower interest rates earned on the investments in fiscal 2009 as compared to fiscal 2008.

Interest income decreased by 26% in fiscal 2008 compared to fiscal 2007 primarily due to our lower average cash and investments balance resulting from our use of cash to acquire intangible assets and fixed assets, and to repurchase our common stock during fiscal 2008.

•

Interest expense primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and our 2008 Notes and interest on our line of credit facility. Interest expense increased in fiscal 2009 compared to fiscal 2008 primarily due to an additional $1.1 million expense related to debt discount amortization, a $1.0 million interest payment on the 2010 Notes, and a $0.6 million interest payment on the line of credit with Wells Fargo Bank. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs and interest expenses on the line of credit and capital leases.

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

During fiscal 2007, we wrote off a total of $0.9 million of the unamortized debt issuance costs in connection with the repurchase of the 2008 Notes in May 2006 and the exchange of the 2008 Notes in March 2007.

•

Gain on extinguishment of debt, net in fiscal 2007 primarily consisted of a $5.3 million gain on the repurchase of $40.3 million of the 2008 Notes and a $2.1 million gain on the exchange of $49.9 million of the 2008 Notes for the 2010 Notes. These gains were partially offset by a total of $0.9 million write-offs of the debt issuance costs related to the repurchase or exchange of the 2008 Notes in fiscal 2007.

•

Other income (expense), net decreased by $0.5 million in fiscal 2009 compared to fiscal 2008 primarily due to a $0.3 million change in foreign exchange gain/loss in fiscal 2009. The decrease is due to the $0.4 million of gain in the fair value of ARS investments.

Other expense, net decreased by $0.7 million in fiscal 2008 compared to fiscal 2007 primarily due to a $0.6 million change in foreign exchange gain/loss in fiscal 2008. The changes in foreign exchange gain/loss were primarily caused by favorable exchange rate fluctuations between the U.S. Dollar and the Japanese Yen.

During fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In fiscal 2009 and fiscal 2008, net foreign exchange (gain)/loss totaled $249,000 and $110,000, respectively and was included in other income (expense), net in our consolidated statements of operations.

•

Provision for (benefit from) income taxes. Our effective tax rate was 0.6%, 19.7%, and 1.7%, in the fiscal years ended May 3, 2009, April 6, 2008, and April 1, 2007, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, goodwill impairment, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. U.S. income tax expense was $0.8 million, $6.6 million, and $1.0 million, in fiscal years ended May 3, 2009, April 6, 2008, and April 1, 2007, respectively. The income tax expense is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

We are in a net deferred tax asset position, for which a full valuation allowance has been recorded against our U.S. net deferred tax assets. We will continue to provide a valuation allowance against our U.S. net deferred tax assets until it becomes more likely than not that the deferred tax assets are realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At May 3, 2009, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

	May 3, 2009	April 6, 2008	April 1, 2007
As of
Cash and cash equivalents	$32,888	$46,970	$45,338
Short-term investments	—	3,000	10,700
Long-term investments	17,908	17,538	—

Cash, cash equivalents, short-term and long-term investments	$50,796	$67,508	$56,038

For the year ended:
Net cash flows (used in) provided by operating activities	$(5,419)	$13,214	$21,315
Net cash flows (used in) investing activities	$(2,415)	$(22,564)	$(8,340)
Net cash provided by (used in) financing activities	$766	$10,932	$(26,189)

As of May 3, 2009, our total cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, was $50.8 million, as compared to $67.5 million as of April 6, 2008 and $56.0 million as of April 1, 2007. In fiscal 2009 our primary sources of cash consisted of proceeds from issuance of common stock to employees, cash borrowed under our line of credit and revolving note and proceeds from maturities and sale of investments. Our primary uses of cash in fiscal 2009 consisted of cash used in operating activities, the repurchase of a portion of the 2008 Notes, payments related to contingent consideration related to business combination and intangible asset acquisitions, payment on purchase of property and equipment, setting aside restricted cash for the revolving note and setting aside cash for escrow arrangements pursuant to various business combinations pursuant to their respective agreements. In fiscal 2008, our primary sources of cash consisted of cash provided by operating activities, proceeds from issuance of common stock to employees, and a reduction in restricted cash set aside for the revolving note. In fiscal 2008, our primary uses of cash consisted of net purchases of available-for-sale investments, the repayment of lease obligation and line of credit, payments related to business combination and intangible asset acquisitions, payment on purchase of property and equipment, and repurchase of our common stock.

Long-term investments on the condensed consolidated balance sheets consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS rights described in the following paragraph. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, we entered into an agreement with UBS which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to us of up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

As of May 3, 2009, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of May 3, 2009, we engaged a third party valuation service to model Level 3 fair value using an income approach. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

The Rights are a form of purchased put option that gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the originally estimated 3.7 years. As we plan to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 1.5 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years, as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. Total other-than-temporary impairment loss of $2.2 million was reported in the valuation gain (loss), net in the consolidated statement of operations for fiscal 2009.

Net cash provided by/used in operating activities

Net cash used in operating activities decreased by $18.6 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily due to a decrease in cash from customers of $49.9 million, offset primarily by a decrease in cost and expenses of $23.6 million, a decrease in accounts payable and accrued liabilities of $4.0 million, and a decrease in prepaid expenses of $2.3 million. The decrease in cash from customers was due to the lower revenues, while cost and expenses decreased due to the reduction in force and the closure of various facilities as part of our fiscal 2009 restructuring plan. The decrease in accounts payable, accrued liabilities and prepaid expenses was mainly due to the reduction in costs and expenses in fiscal 2009 as compared to fiscal 2008.

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

Net cash provided by/used in investing activities

Net cash used in investing activities was $2.4 million in fiscal 2009. In fiscal 2009, we made cash earnout payments of $4.5 million relating to prior acquisitions, and we made an aggregate investment of $1.8 million in privately held technology companies for business and strategic purposes. We also purchased property and equipment totaling $1.1 million. The primary source of cash was $5 million from the sale and maturity of marketable investments.

Net cash used in investing activities was $22.6 million in fiscal 2008. We used a total of $8.3 million in cash to make earnout payments relating to prior acquisitions, acquire Rio, purchase technology licenses and made an investment of $1.3 million in a privately held technology company for business and strategic purposes. We also acquired property and equipment totaling $7.2 million in cash and $2.9 million through capital leases. The primary sources of cash were the net proceeds of $10.6 million from sales of marketable securities and $4.9 million from the release of restricted cash.

We expect to make capital expenditures of approximately $3.0 million during fiscal 2010. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash used in investing activities was $8.3 million in fiscal 2007. We used a total of $25.3 million in cash to acquire Knights, purchase technology licenses and make earnout payments relating to prior acquisitions and made an investment of $0.9 million in a privately held technology company for business and strategic purposes. In connection with the $3.0 million borrowings under the line of credit and our entry into two new office leases, we maintain restricted cash of $4.7 million as security to the borrowings and deposits for the new leases. We also acquired property and equipment totaling $5.4 million in cash and $2.8 million through capital leases. The property and equipment expenditures were primarily for purchases of computer equipment and research and development tools to support our growing operations. The primary source of cash was the net proceeds of $28.0 million from sales of marketable securities as we liquidated these investments to repurchase a portion of the 2008 Notes.

Net cash provided by/used in financing activities

Net cash provided by financing activities was $0.8 million in fiscal 2009. The primary source of cash was cash drawn on the line of credit with Wells Fargo Bank for $12.2 million, cash drawn against the auction rate securities with UBS bank for $12.6 million, cash received on exercise of common stock of $3.8 million. In addition, we used $15.2 million to repay the 2008 Notes and $9.2 million to maintained restricted cash, of which $7.5 million was for the line of credit with Wells Fargo Bank and $1.5 million was for amounts held back in connection with the Sabio acquisition

Net cash provided by financing activities was $10.9 million in fiscal 2008. The primary source of cash was $21.4 million in net cash received from the exercise of stock options and shares purchased under the employee stock purchase plan during fiscal 2008. In connection with the establishment of the $10.0 million credit facility in July 2007, we were no longer required to maintain restricted cash balances relating to the $1.9 million letters of credit and to the $3.0 million borrowing under the prior credit facility which was paid off in the second quarter of fiscal 2008. We used $5.0 million to repurchase 499,500 shares of our common stock in the open market. In addition, we used $3.0 million to repay the borrowings under our line of credit facility and made payments of $2.4 million on our capital lease obligations.

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

Capital resources

Cash and cash equivalents available for use aggregated a total of $32.9 million at May 3, 2009. Since fiscal 2004 we have not achieved profitability. Since inception, we have incurred aggregate consolidated net losses of approximately $377.4 million, and may continue to incur net losses for the foreseeable future. In addition, we experienced a significant decline in revenues during fiscal 2009. We do not currently have the financing in place to pay the $49.9 million of the 2010 Notes maturing May 15, 2010, although as further discussed below, we are exploring opportunities to restructure our debt through a note exchange. Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. In the event the proposed note exchange offer described below is not successful, we may not have sufficient cash for our working capital requirements, capital investments, debt service and operations during the next twelve months and will not have sufficient cash to repay any remainder of the $49.9 million of the 2010 Notes maturing in May 2010.

Our ability to fund our cash needs over the short and long term will also depend on our ability to generate cash from operations, which is subject to general economic and financial market conditions, competition and other factors. It could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain may contain terms that are not as favorable to us as historical financings. We may try to obtain additional financing by means that could dilute our existing stockholders. If the proposed note exchange offer described below is successful, we believe we will have sufficient capital resources to fund our working capital requirements, capital investments, debt service and operations during the next twelve months. If the proposed note exchange offer is not successful and we cannot raise needed funds on acceptable terms, we may not be able to continue as a going concern. Any of these factors could have a materially adverse impact on our financial position and results of operations. For a complete discussion of the risks facing our business, including our liquidity, please see Item 1A “Risk Factors.”

In recent years, we have funded our operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, we began implementing cost reduction measures which continued through the end of fiscal 2009. Additionally, we have taken action to receive liquidity from our $18.4 million in auction rate securities (“ARS”), which have been illiquid since February 2008. We entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows us to recover the par value of the ARS on or about June 30, 2010 (see Note 3). Concurrently, we entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12). This secured line of credit provided us with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

2010 Note Exchange Offer

On May 22, 2009, we filed a Schedule TO and registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) to exchange the outstanding 2010 Notes for a new series of Convertible Senior Notes due 2014 (“New Notes”). We filed amendments to both the Schedule TO and the registration statement with the SEC on June 23, 2009. The Schedule TO and registration statement are currently being reviewed by the SEC, and we plan to commence the exchange offer shortly after the filing of this Form 10-K. There is no assurance the SEC will declare the registration statement for the exchange offer effective or that the proposed exchange offer will be completed. Unless at least 70% of the holders of the 2010 Notes agree to participate in the exchange offer, we may not have sufficient cash to repay the 2010 Notes that become due in May 2010. The uncertainty around the ultimate participation in the exchange offer raises substantial doubt about our ability to continue as a going concern. See Note 2 “Liquidity” in the Notes to the consolidated financial statements.

Revolving Line of Credit

Effective as of October 31, 2008, we entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced our existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and aggregate commitments available up to $15.0 million. The New Credit Facility expires on December 31, 2009 and was used first to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility cannot exceed the greater of $15.0 million or 80% of our eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires us to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. We are required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility. Pursuant to the New Credit Facility, we agreed to grant to Wells Fargo Bank, N.A. a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable.

Effective as of March 11, 2009, we entered into the First Amendment to the New Credit Facility (“New First Amendment”) with Wells Fargo Bank, N.A. which provides for two revolving lines of credit. The two revolving line of credit notes allow for a maximum borrowing of $7.5 million each and replace the existing $15.0 million line of credit facility. The New First Amendment expires on December 31, 2009, and is secured by collateral that includes a $7.5 million certificate of deposit and first priority interests in all of our accounts receivable, intangible assets, inventory and equipment. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the New Credit Facility.

Outstanding borrowings under the first note shall not exceed the lesser of $7.5 million or 80% of the Company’s eligible accounts receivable plus an additional amount not to exceed (i) $2.0 million up to and including May 3, 2009; (ii) $1.0 million from May 4, 2009 up to and including August 2, 2009; and (iii) zero thereafter. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above Wells Fargo’s prime rate or a fixed rate of 3.5% above LIBOR, at management’s election, on outstanding borrowings.

Outstanding borrowings under the second note shall not exceed $7.5 million, including two existing letters of credit, which total $1.7 million. The note bears an annual interest rate equal to a fluctuating rate of 1.5% above Wells Fargo’s prime rate or a fixed rate of 1.5% above LIBOR, at management’s election, on outstanding borrowings.

As of May 3, 2009, we had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the New First Amendment. The maximum borrowing available under the New First Amendment at May 3, 2009 was $15.0 million. We have classified the $7.5 million of collateralized certificate of deposit as restricted cash in connection with the New First Amendment.

On May 21, 2009, we entered into the Second Amendment to the New Credit Facility, which modified certain restrictive covenants in connection with our proposed 2010 Note exchange offer.

The credit facility restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of May 3, 2009, we were in compliance with the financial conditions.

Convertible notes

On May 22, 2003, we issued $150.0 million principal amount of the 2008 Notes resulting in net proceeds of approximately $145.1 million. The 2008 Notes did not bear coupon interest and were convertible into shares of our common stock at an initial conversion price of $22.86 per share. Through March 2007, we paid $85.0 million in cash to repurchase $100.1 million in face amount of the 2008 Notes.

In March 2007, we exchanged an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal amount) of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. At the same time we terminated a corresponding portion of the hedging arrangements entered into with the initial purchaser in connection with the initial private placement of the 2008 Notes. The 2010 Notes bear interest at 2% per annum and are convertible into shares of our common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 3.33 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to our Wells Fargo credit facility. The 2010 Notes are effectively subordinated in right of payment to our Wells Fargo credit facility to the extent of the security interest held by Wells Fargo in such facility. We have the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires us to deliver to a holder upon conversion of their 2010 Notes cash equal to the lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at our election. In May 2009, we filed a Schedule TO and a registration statement on Form S-4 with the SEC to cover a proposed exchange offer of our outstanding 2010 Notes for the New Notes. We filed amendments to both the Schedule TO and the registration statement with the SEC on June 23, 2009.

We repaid the $15.2 million principal amount of the 2008 Notes in May 2008. The remaining portion of the hedging arrangements expired at the same time. Approximately $49.9 million principal amount of the 2010 Notes remain due on May 15, 2010, unless the notes are redeemed before maturity or exchanged for New Notes pursuant to our proposed exchange offer.

Repurchases of common stock

On February 21, 2008, we announced that our Board of Directors authorized us to repurchase up to $20.0 million of our common stock. In March 2008, we used approximately $5.0 million to repurchase 499,500 shares of our common stock in the open market. The repurchased shares are to be used for general corporate purposes.

Contractual obligations

As of May 3, 2009, our principal contractual obligations consisted of $78.6 million from fiscal 2010 through fiscal 2013 for office facilities, repayments of $49.9 million of the 2010 Notes due in May 2010, and $7.0 million in capital lease obligations for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we do not anticipate an increase in our capital expenditures and lease commitments with cost reduction plans that were initiated in fiscal 2009. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of May 3, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $7.9 million as of May 3, 2009. Subject to the uncertainties further described in “Capital Resources” above and provided the proposed note exchange offer described above is successful, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

The table below summarizes our significant contractual obligations at May 3, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions). The operating lease obligations and purchase obligations were not recorded in our consolidated balance sheets as of May 3, 2009.

	Payment due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$9.5	$4.3	$5.2	$—	$—
Capital lease obligations	4.1	2.4	1.7	—	—
Convertible notes	49.9	—	49.9	—	—
Purchase obligations	2.9	2.1	0.8	—	—
Revolving Note	12.2	12.2	—	—	—

Total	$78.6	$21.0	$57.6	$—	$—

Income taxes

As of May 3, 2009 and April 6, 2008, we recorded unrecognized tax benefits of $27.1 million, and $17.0 million, respectively, of which $9.4 million and $8.5 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance sheet arrangements

As of May 3, 2009, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of May 3, 2009.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of May 3, 2009.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of May 3, 2009.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of May 3, 2009. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of May 3, 2009, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

During the fourth quarter of fiscal 2008, the $18.4 million auction rate securities we held failed auction due to sell orders exceeding buy orders. In October 2008, we entered into an agreement with UBS which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to us up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. Total other-than-temporary impairment loss of $2.2 million was reported in the valuation gain (loss), net in the consolidated statement of operations for the fiscal year 2009. Based on our ability to access our cash, cash equivalents and other short-term operating cash flows, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

In May 2003, we completed an offering of $150.0 million principal amount of the 2008 Notes. In order to minimize the dilutive effect from the issuance of the 2008 Notes, concurrent with the issuance of the 2008 Notes, we entered into convertible bond hedge and warrant transactions with respect to our common stock, the exposure for which was held by Credit Suisse First Boston International. In May 2005 and May 2006, we repurchased $44.5 million and $40.3 million, respectively, face value of our 2008 Notes for $34.8 million and $35.0 million, respectively. In doing so, we liquidated investments that generated a realized loss of approximately $0.7 million related to the May 2005 repurchases. There were no significant losses realized in connection with the May 2006 repurchases. Certain portions of the hedge and warrant transactions entered into by us in 2003 were terminated in connection with the repurchases. The remaining portion of the hedging arrangements expired in May 2008. We believe that it was in the best interests of the stockholders to reduce the balance sheet debt despite the one-time loss resulting from the liquidation of marketable securities.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of May 3, 2009, we had approximately $6.0 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In fiscal 2009 and 2008, net foreign exchange gain totaled $249,000 and loss totaled $110,000, respectively, and was included in “Other (expense), net” in our consolidated statements of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of May 3, 2009 and April 6, 2008	68
Consolidated Statements of Operations for the fiscal years ended May 3, 2009, April 6, 2008 and April 1, 2007, and the one month ended May 4, 2008	69
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three fiscal years ended May 3, 2009, April 6, 2008 and April 1, 2007, and the one month ended May 4, 2008	70
Consolidated Statements of Cash Flows for the fiscal years ended May 3, 2009, April 6, 2008 and April 1, 2007, and the one month ended May 4, 2008	72
Notes to Consolidated Financial Statements	74
Financial Statement Schedules:
II—Valuation and Qualifying Accounts	121
All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Consolidated Quarterly Financial Data (Unaudited)	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries (a Delaware corporation) as of May 3, 2009 and April 6, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended May 3, 2009, the month ended May 4, 2008 and the years ended April 6, 2008 and April 1, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magma Design Automation, Inc. and subsidiaries as of May 3, 2009 and April 6, 2008, and the consolidated results of their operations and cash flows for the year ended May 3, 2009, the month ended May 4, 2008 and the years ended April 6, 2008 and April 1, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced a significant decline in revenue and operating cash flows and does not have the financing in place to pay the $49.9 million in bond debt maturing May 25, 2010. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, effective April 2, 2007 Magma Design Automation, Inc. and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Magma Design Automation, Inc. and subsidiaries’ internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 17, 2009, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/S/ GRANT THORNTON LLP

San Jose, California

July 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited Magma Design Automation, Inc. and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Magma Design Automation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Magma Design Automation, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Magma Design Automation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of May 3, 2009 and April 6, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended May 3, 2009, the month ended May 4, 2008 and the years ended April 6, 2008 and April 1, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated July 17, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/S/ GRANT THORNTON LLP

San Jose, California

July 17, 2009

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 3, 2009	April 6, 2008
ASSETS
Current assets:
Cash and cash equivalents	$32,888	$46,970
Restricted cash	9,215	—
Short-term investments	—	3,000
Accounts receivable, net	26,635	38,310
Prepaid expenses and other current assets	5,443	5,244

Total current assets	74,181	93,524
Property and equipment, net	10,443	15,553
Intangible assets, net	12,170	40,436
Goodwill	6,666	64,877
Long-term investments	—	17,538
Long-term investments, pledged as collateral for secured credit line	17,908	—
Other assets	5,707	5,467

Total assets	$127,075	$237,395

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$1,212	$3,971
Accrued expenses	15,353	27,788
Secured credit line	12,451	—
Revolving note, current portion	12,181	—
Current portion of other long-term liabilities	2,679	2,078
Deferred revenue	35,779	25,254
Convertible notes	—	15,216

Total current liabilities	79,655	74,307
Convertible notes, net of debt discount of $718 and $1,421 at May 3, 2009, and April 6, 2008, respectively	49,221	48,518
Long-term tax liabilities, less current portion (Note 1 “Accounting Corrections”)	9,729	8,890
Other long-term liabilities	3,160	2,374

Total liabilities	141,765	134,089

Commitments and contingencies (Note 14)
Stockholders equity (deficit):
Common stock (par value $0.0001, 150,000,000 shares authorized; 50,259,862 and 47,222,848 shares issued and outstanding, respectively, at May 3, 2009 and 46,518,010 and 43,473,403 shares issued and outstanding, respectively, at April 6, 2008)	5	5
Additional paid-in capital	400,713	374,183
Accumulated deficit	(377,440)	(233,401)
Treasury stock at cost (3,037,014 and 3,044,607 shares at May 3, 2009 and April 6, 2008, respectively)	(32,615)	(32,697)
Accumulated other comprehensive loss	(5,353)	(4,784)

Total stockholders equity (deficit)	(14,690)	103,306

Total liabilities and stockholders equity	$127,075	$237,395

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Revenue:
Licenses	$76,474	$139,062	$101,991	$1,822
Bundled licenses and services	33,431	40,515	42,925	641
Services	37,052	34,842	33,237	2,404

Total revenue	146,957	214,419	178,153	4,867

Cost of revenue:
Licenses	19,416	19,151	24,125	1,536
Bundled licenses and services	10,459	9,474	12,935	517
Services	18,454	20,729	17,519	2,010

Total cost of revenue	48,329	49,354	54,579	4,063

Gross profit	98,628	165,065	123,574	804

Operating expenses:
Research and development	68,751	76,920	63,625	7,595
Sales and marketing	56,024	70,711	60,041	6,061
General and administrative	24,307	31,576	42,870	2,418
Impairment of goodwill	60,089	—	—	—
Amortization of intangible assets	2,994	8,043	11,011	534
In-process research and development	—	2,256	1,300	—
Restructuring charge	10,661	291	—	—
Litigation Settlement	—	—	12,500	—

Total operating expenses	222,826	189,797	191,347	16,608

Operating loss	(124,198)	(24,732)	(67,773)	(15,804)

Other income (expense):
Interest income	637	2,021	2,729	108
Interest and amortization of debt discount expense	(2,865)	(2,467)	(723)	(176)
Valuation gain (loss), net	(442)	—	—	—
Gain on extinguishment of debt	—	—	6,532	—
Other income (expense), net	(118)	(591)	(1,269)	(24)

Other income (expense), net	(2,788)	(1,037)	7,269	(92)

Net loss before income taxes	(126,986)	(25,769)	(60,504)	(15,896)
Provision for income taxes	764	6,640	1,002	375

Net loss before cumulative effect of change in accounting principle	(127,750)	(32,409)	(61,506)	(16,271)

Cumulative effect of change in accounting principle	—	—	321	—

Net loss	$(127,750)	$(32,409)	$(61,185)	$(16,271)

Net loss per common share before cumulative effect of change in accounting principle—basic and diluted	$(2.86)	$(0.80)	$(1.68)	$(0.38)

Net loss per share basic and diluted	$(2.86)	$(0.80)	$(1.67)	$(0.38)

Shares used in calculation basic and diluted	44,698	40,518	36,605	42,812

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
BALANCES AT APRIL 2, 2006	35,575,701	$4	$286,336	$(2,020)	$(136,581)	(3,000,000)	$(32,650)	$—	$(1,186)	$113,903
Issuance of common stock under stock incentive plans	1,866,841	1	8,652	—	—	15,099	163	—	—	8,816
Issuance of common stock in connection with asset purchase	1,177,399	—	6,220	—	—	—	—	—	—	6,220
Net proceeds from termination of hedge and warrant	—	—	190	—	—	—	—	—	—	190
Retirement of common stock	(86,590)	—	(695)	—	—	—	—	—	—	(695)
Elimination of unamortized deferred stock-based compensation	—	—	(2,020)	2,020	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	15,565	—	—	—	—	—	—	15,565
Cumulative effect of change in accounting principle	—	—	(321)	—	—	—	—	—	—	(321)
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	223	—	—	—	—	—	—	223
Retirement of treasury stock	—	—	(3,325)	—	—	305,475	3,325	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(61,185)	—	—	(61,185)	—	(61,185)
Reissuance of treasury stock	—	—	—	—	(42)	—	—	—	—	(42)
Cumulative translation adjustments	—	—	—	—	—	—	—	29	29	29
Net unrealized gain on investments	—	—	—	—	—	—	—	65	65	65

Other comprehensive income									$94
Total comprehensive loss								$(61,091)

BALANCES AT APRIL 1, 2007	38,533,351	5	310,825	—	(197,808)	(2,679,426)	(29,162)	—	(1,092)	82,768
Issuance of common stock under stock incentive plans	3,324,196	—	22,319	—	—	134,319	1,460	—	—	23,779
Issuance of common stock in connection with asset purchase	281,269	—	2,662	—	—	—	—	—	—	2,662
Issuance of common stock in connection with business combination	1,979,833	—	19,970	—	—	—	—	—	—	19,970
Retirement of common stock	(145,746)	—	(2,070)	—	—	—	—	—	—	(2,070)
Repurchase of common stock	(499,500)	—	—	—	—	(499,500)	(4,995)	—	—	(4,995)
Stock-based compensation expense, net of forfeitures			20,424	—	—	—	—	—	—	20,424
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	53	—	—	—	—	—	—	53
Comprehensive loss:
Net loss	—	—	—	—	(32,409)	—	—	(32,409)	—	(32,409)
Effect of FIN 48 adoption (Note 1 “Accounting Corrections”)	—	—	—	—	(2,850)	—	—	—	—	(2,850)
Reissuance of treasury stock	—	—	—	—	(334)	—	—	—	—	(334)
Cumulative translation adjustments	—	—	—	—	—	—	—	(2,885)	(2,885)	(2,885)
Net unrealized loss on investments	—	—	—	—	—	—	—	(807)	(807)	(807)

Other comprehensive loss									(3,692)
Total comprehensive loss								$(36,101)

BALANCES AT APRIL 6, 2008	43,473,403	$5	$374,183	$—	$(233,401)	(3,044,607)	$(32,697)		$(4,784)	$103,306

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Treasury Stock		Comprehensive Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
BALANCES AT APRIL 6, 2008 (CONTINUED)	43,473,403	$5	$374,183	$—	$(233,401)	(3,044,607)	$(32,697)	$—	$(4,784)	$103,306
Issuance of common stock under stock incentive plans	336,521	—	2,309	—	—	6,655	72	—	—	2,381
Retirement of common stock	(19,988)	—	(77)	—	—	—	—	—	—	(77)
Stock-based compensation expense, net of forfeitures	—	—	1,806	—	—	—	—	—	—	1,806
Comprehensive loss:
Net loss	—	—	—	—	(16,271)	—	—	(16,271)	—	(16,271)
Reissuance of treasury stock	—	—	—	—	(12)	—	—	—	—	(12)
Cumulative translation adjustments	—	—	—	—	—	—	—	177	177	177
Net unrealized loss on investments	—	—	—	—	—	—	—	(191)	(191)	(191)

Other comprehensive loss									(14)
Total comprehensive loss								(16,285)

BALANCES AT MAY 4, 2008	43,789,936	5	378,221	—	(249,684)	(3,037,952)	(32,625)	—	(4,798)	91,119
Issuance of common stock under stock incentive plans	3,527,673	—	4,693	—	—	938	10	—	—	4,703
Retirement of common stock	(76,470)	—	(1,342)	—	—	—	—	—	—	(1,342)
Repurchase of common stock	(18,291)	—	(10)	—	—	—	—	—	—	(10)
Stock-based compensation expense, net of forfeitures	—	—	18,238	—	—	—	—	—	—	18,238
Stock option exchange	—	—	913	—	—	—	—	—	—	913
Comprehensive loss:
Net loss	—	—	—	—	(127,750)	—	—	(127,750)	—	(127,750)
Reissuance of treasury stock	—	—	—	—	(6)	—	—	—	—	(6)
Cumulative translation adjustments	—	—	—	—	—	—	—	(1,558)	(1,558)	(1,558)
Net unrealized loss on investments	—	—	—	—	—	—	—	1,003	1,003	1,003

Other comprehensive loss									(555)
Total comprehensive loss								$(128,305)

BALANCES AT MAY 3, 2009	47,222,848	$5	$400,713	$—	$(377,440)	(3,037,014)	$(32,615)		$(5,353)	$(14,690)

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Cash flows from operating activities:
Net loss	$(127,750)	$(32,409)	$(61,185)	$(16,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—	(321)	—
Depreciation and amortization	8,633	9,883	10,364	682
Amortization of intangible assets	28,270	30,277	42,149	2,425
In-process research and development	—	2,256	1,300	—
Provision for (recovery from) doubtful accounts	1,124	562	88	—
Amortization of debt discount and debt issuance costs	1,066	1,165	506	80
Loss on auction rate securities	2,174	—	—	—
Gain on purchased put option	(1,732)	—	—	—
Loss on strategic equity investments	290	481	605	17
Gain on extinguishment of convertible notes	—	—	(6,532)	—
Loss on sales of short-term investments	—	—	3	—
Loss on disposal of property and equipment	—	17	2,557	—
Stock-based compensation	19,151	20,424	15,565	1,806
Tax benefits associated with exercise of stock options and debt issuance costs	—	53	223	—
Restructuring charges	2,505	—	—	—
Impairment of goodwill	60,089	—	—	—
Other non-cash items	(305)	28	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,063	(648)	(7,298)	6,174
Prepaid expenses and other assets	695	(1,561)	898	(693)
Accounts payable	(2,044)	(1,447)	3,082	(715)
Accrued expenses	(11,152)	(15,692)	16,316	(1,138)
Deferred revenue	9,899	(3,373)	3,795	1,764
Other long-term liabilities	605	3,198	(800)	317

Net cash flows (used in) provided by operating activities	(5,419)	13,214	21,315	(5,552)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(4,467)	(8,288)	(25,257)	(1,100)
Purchase of property and equipment	(1,147)	(7,208)	(5,453)	(617)
Purchase of available-for-sale investments	—	(49,593)	(29,395)	(5,000)
Proceeds from maturities and sales of available-for-sale investments	5,000	38,950	57,365	3,000
Purchase of strategic investments	(1,801)	(1,275)	(900)	—
Restricted cash	—	4,850	(4,700)	—

Net cash flows (used in) investing activities	(2,415)	(22,564)	(8,340)	(3,717)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,789	21,377	8,180	2,368
Repurchase of common stock	—	(4,995)	—	—
Retirement of restricted stock	(1,351)	—	—	(77)
Proceeds from revolving note	12,181	—	—	—
Proceeds from secured credit line	12,550	—	—	—
Repayment of lease obligations	(1,972)	(2,367)	(1,480)	(360)
Repayment of convertible notes	(15,216)	(83)	(35,889)	—
Repayment of line of credit	—	(3,000)	3,000	—
Restricted cash	(9,215)	—	—	—

Net cash provided by (used in) financing activities	766	10,932	(26,189)	1,931

Effect of foreign currency translation changes on cash and cash equivalents	327	50	2	(3)

Net change in cash and cash equivalents	(6,741)	1,632	(13,212)	(7,341)
Cash and cash equivalents, beginning of period	39,629	45,338	58,550	46,970

Cash and cash equivalents, end of period	$32,888	$46,970	$45,338	$39,629

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Fiscal Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital leases	$2,297	$2,875	$2,791	$651

Purchase of software under installment payment agreement	$909	$—	$—	$—

Issuance of common stock in connection with acquisitions	$908	$22,632	$6,220	$—

Deferred stock-based compensation recorded in connection with asset purchase	$—	$—	$514	$—

Retirement of treasury stock	$—	$—	$3,325	$—

Common stock received from termination of hedge and warrant	$—	$—	$102	$—

Cash Paid for:
Interest	$—	$990	$141	$—

Income taxes	$—	$1,488	$740	$—

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

Change in fiscal year end

Prior to fiscal 2009, the Company had a 52-53 week fiscal year ending on the first Sunday subsequent to March 31. On January 28, 2008 the Company’s Board of Directors approved a change of fiscal year from a fiscal year ending on the first Sunday subsequent to March 31 to a fiscal year ending on the Sunday closest to April 30 (except for any given year in which April 30 is a Sunday, in which case the fiscal year will end on April 30), starting with fiscal 2009. The Company’s fiscal years consist of four quarters of 13 weeks each except for each fifth or sixth fiscal year, which includes one quarter with 14 weeks.

The Company’s 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. Information for the transition period was included in quarterly report on Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008.

References in this Form 10-K to fiscal 2009 represent the 52 weeks ended May 3, 2009. References in this Form 10–K to fiscal 2008 represent the 52 weeks ended April 6, 2008. References in this Form 10–K to fiscal 2007 represent the 52 weeks ended April 1, 2007. The Company has not submitted financial information for the 52 weeks ended April 5, 2009 in this Form 10–K because the information is not practical or cost effective to prepare. The Company believes that the 52 weeks of fiscal 2008 provide a meaningful comparison to the 52 weeks of fiscal 2009 presented in this Form 10-K. The Company does not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the 52 weeks ended April 5, 2009 were presented in lieu of results for the 52 weeks ended May 3, 2009. The Company did not experience any unusual amount of business activity or product shipment in the transition month and have reported the loss incurred in that month in our consolidated statements of operations. All references to years or quarters in these notes to consolidated financial statements represent fiscal years or fiscal quarters, respectively, unless otherwise noted.

Reclassifications

Certain immaterial amounts in the fiscal 2008 and 2007 consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company concluded the effect of the error was not material to any of the affected years and recorded the correction in the first quarter of fiscal 2009 as an increase in revenue and other income of $0.9 million and $0.2 million, respectively, and a decrease in goodwill and deferred revenue of $0.7 million and $1.8 million, respectively. As a result, the Company’s operating loss was decreased by $0.9 million and net loss was decreased by $1.1 million, or $0.02 per basic and diluted share, for fiscal 2009.

While preparing the second quarter of fiscal 2009 tax provision, the Company determined the previously reported $6.9 million deferred tax assets recorded upon adoption of FASB Interpretation Number 48 (“FIN 48”) should have been reported net with long-term tax liabilities. Management determined that this classification was not material to previously issued interim and annual financial statements as it was limited to a balance sheet reclassification and did not affect the statements of operations or cash flows. The Company has reported net long term tax liabilities in the consolidated balance sheet at April 6, 2008 in conformity with the presentation at May 3, 2009.

While preparing the final fiscal 2009 tax provision the Company determined that the previously reported $1.5 million tax reserve related to the initial sale of certain intellectual property rights to a foreign subsidiary which was included in long-term tax liabilities upon the adoption of FIN 48 should have been reported as a deferred tax liability of the US parent corporation and included as a component of total deferred tax assets for which the Company has provided a full valuation allowance. Accordingly, this liability should not be recorded in the financial statements but is disclosed in footnote 18 “Income Taxes”. In addition, the Company has determined that an additional tax reserve of $3.7 million related to certain withholding taxes in South Korea should have been recorded upon the adoption of FIN 48. A $0.2 million tax reserve related to certain withholding taxes in Italy, which was included in long-term tax liabilities upon the adoption of FIN 48, was recorded in error. An additional $0.2 million tax reserve related to certain withholding taxes in Taiwan should have been recorded during fiscal 2008.

The Company concluded the effect of these errors was not material to any previously issued interim or annual financial statements. The Company recorded these corrections in the fourth quarter of fiscal 2009, however to improve comparability between fiscal 2009 and fiscal 2008, the Company elected to reflect the corrections as if they were corrected upon adoption of FIN 48 at the beginning of fiscal 2008. The effect of the corrections in fiscal 2008 is a net increase in long term tax liabilities of $3.9 million, offset by a reduction of beginning accumulated deficit of $2.3 million and a $1.6 million increase in provision for income taxes. As a result, the Company’s net loss was increased by $1.6 million, or $0.04 per basic and diluted share, for fiscal 2008. In fiscal 2009, the impact of these corrections is an increase in the provision for income taxes of $0.8 million, or $0.02 per basic and diluted share.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received from customers in advance of revenue being recognized are presented as deferred revenue on the consolidated balance sheets.

Collectability is probable.    Collectability is assessed on a customer-by-customer basis. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectability is not probable based upon the Company’s credit review process, revenue is recognized on a cash receipts basis (as each payment is collected).

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. As of May 3, 2009, and April 6, 2008 unbilled receivables were approximately $2.9 million, and $12.0 million, respectively, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

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

Foreign currency

Generally, financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using average exchange rates. At May 3, 2009, and April 6, 2008, cumulative foreign currency translation gains and loss are included in accumulated other comprehensive loss on the consolidated balance sheets.

Derivative Financial Instruments

The Company accounts for its foreign currency exchange contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides that derivatives that are not designated as hedging instruments be adjusted to fair value through earnings in the period of change in their fair value. The Company’s foreign currency exchange contracts are valued using Level 2 inputs.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into foreign currency forward exchange contracts with financial institutions to minimize the impact of currency exchange rate movements on the Company’s operating results. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying expenses increase due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying expenses decrease due to changes in foreign exchange rates.

The Company’s forward contracts are not designated as accounting hedges under SFAS No. 133 and, therefore, the unrealized gains and losses are recognized in other expense, net, in the accompanying consolidated statements of operations, with the unrealized gains and losses of these forward contracts being recorded as accrued liabilities or other current assets. The Company does not use forward contracts for trading purposes.

The Company’s forward contracts each have maturities of less than one year. Recognized gains or losses with respect to current hedging activities will ultimately depend on how accurately the Company is able to match the amount of currency forward exchange contracts with underlying currency exposures.

The notional fair value of outstanding forward exchange contracts was approximately $5.5 million and $13.6 million as of May 3, 2009 and April 6, 2008, respectively. The Company had realized losses of $0.8 million, $2.3 million, $0.0 million, and a realized gain of $0.3 million on foreign currency forward exchange contracts for the years ended May 3, 2009, April 6, 2008 and April 1, 2007 and the month ended May 4, 2008, respectively. As of May 3, 2009, the Company recorded an unrealized gain of $0.1 million in other current assets, and a $0.8 million unrealized loss in other current liabilities as of April 6, 2008.

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

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with unrealized gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity (See Note 4. Fair Value of Financial Instruments). The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company reviews impairment associated with the above in accordance with Emerging Issue Task Force (“EITF”) 03-01 and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to determine the classification of the impairment as “temporary” or “other-than-temporary”. An impairment charge is recorded to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on May 4, 2009. The Company does not expect FSP FAS 157-2 to have a material impact on its consolidated financial position or results of operations.

Auction rate securities are securities that are structured to provide liquidity through an auction process that resets the applicable interest rate generally every 28 days but have contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. During the fourth quarter of fiscal 2008, the $18.35 million auction rate securities held by the Company failed auction due to sell orders exceeding buy orders. In October 2008, the Company entered into an agreement with UBS which provided it with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, total other-than-temporary impairment loss on auction rate securities of $1.3 million was reported in the valuation gain (loss), net in the consolidated statement of operations. This loss was offset by gains related to the purchase put option of $1.7 million.

Restricted cash

The Company’s total restricted cash balance was $9.2 million and zero as of May 3, 2009, and April 6, 2008 respectively. The restricted cash consists of $7.5 million related to our revolving note (See Note 11 “Revolving Note”) and $1.5 million related to contingent payments related to acquisitions (See Note 7 “Acquisitions”)

Concentration of credit risk

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 3, 2009, one customer accounted for 21% of accounts receivable. At April 6, 2008, two customers accounted for 14% and 13%, respectively, of accounts receivable. See Note 17, “Segment Information”, for disclosure on customers accounting for 10% or more of revenue for each of the three years ended May 3, 2009.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Magma’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, current market trends and for larger accounts, the ability to pay outstanding balances. Magma continually reviews its allowances for collectability. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Magma conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Magma’s reporting unit may be less than its carrying amount. Magma’s goodwill impairment test consists of the two steps required by SFAS No. 142. Magma performed a goodwill impairment test at December 31, 2008 and recorded an impairment of goodwill of $60.1 million. See Note 8 below for additional information regarding Magma’s goodwill impairment analysis.

Leases

Magma uses operating leases in its operations. For leases that contain rent escalations or rent concessions, Magma records the total rent payable during the lease term on a straight-line basis over the term of the lease. Magma records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Advertising

Magma expenses the costs of advertising as incurred. Advertising expense was approximately $0.3 million in fiscal 2009, $0.3 million in fiscal 2008, $0.6 million in fiscal 2007, and $0 million for the month ended May 4, 2008, and is included in Marketing and Sales in the accompanying Consolidated Statements of Operations.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following (in thousands):

	May 3, 2009	April 6, 2008
Property and equipment:
Computer equipment	$32,897	$36,281
Software	8,968	8,366
Furniture and fixtures	4,109	4,137
Leasehold improvements	5,502	6,075

Total Property and equipment	51,475	54,859
Accumulated depreciation and amortization	(41,032)	(39,306)

Net Property and equipment	$10,443	$15,553

Depreciation expense was $8.6 million, $9.9 million, $10.4 million and $0.7 million, respectively, for the years ended May 3, 2009, April 6, 2008, April 1, 2007 and month ended May 4, 2008.

The cost of equipment acquired under capital leases included in property and equipment was $8.8 million, and $8.0 million respectively, as of May 3, 2009, and April 6, 2008. Accumulated amortization of the leased equipment was $4.9 million, and $4.2 million, respectively, as of May 3, 2009, and April 6, 2008. Amortization of assets reported under capital leases was included with depreciation expense.

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

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. Magma applies the guidance in APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as amended, and EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” to classify investments as cost method investments or equity method investments. The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying value of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. No impairments have been recorded on the Company’s strategic investments.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was:

	May 3, 2009	April 6, 2008
Non-Marketable Securities—Application of Cost Method	$721	$721
Non-Marketable Securities—Application of Equity Method	2,607	1,471

Total	$3,328	$2,192

The carrying value of a cost method non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its estimated fair value.

For equity method investments where the Company’s ownership interest is between 20% to 50%, or where the Company can exercise significant influence on the investee’s operating or financial decisions, the Company records its share of net equity income (loss) of the investee based on its proportionate ownership. During the first quarter of fiscal 2009 the Company made an additional investment in Zerosoft, Inc of $1.0 million which increased its ownership in that company to 35%. The Company also invested $0.8 million in Helic, Inc. during the first quarter of fiscal 2009, bringing its ownership in Helic to 8%. In addition, one of the Company’s officers is a member of the board of directors of Helic, which permits the Company to exercise significant influence on Helic’s operating decisions. During the second quarter of fiscal 2008, with the purchase of the remaining 82% ownership of one of our equity investments, Rio Design Automation, Inc., the Company ceased accounting for our investment in Rio under the equity method and began accounting for our 100% ownership on a consolidated basis. The equity investment balance of $220,000 on the acquisition date was reclassified from other assets and was allocated to the book value of the previously owned assets and liabilities on our consolidated balance sheets.

For the years ended May 3, 2009, April 6, 2008, April 1, 2007 and the month ended May 4, 2008, the Company recorded its share of the net loss incurred by the Company’s strategic investments as a net loss on equity investments of $0.3 million, $0.5 million, $0.6 million and $0.1 million, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Treasury stock reissuance

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company’s stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings (accumulated deficit). During the years ended May 3, 2009, and April 6, 2008, the Company recorded $6,000, and $334,000, respectively, of such charges to accumulated deficit.

Stock-based compensation

Effective April 3, 2006, the Company accounts for stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which supersedes the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and requires the fair value recognition of share-based payment arrangements, including stock options, restricted stock, restricted stock units and shares issued under the Employee Stock Purchase Plan (“ESPP”). Prior to April 3, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance. The Company adopted SFAS 123R using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified-prospective-transition method, the results of operations include compensation costs of unvested options and awards granted prior to April 3, 2006, and options and awards granted subsequent to that date. Additionally, the Company elected to use the straight-line method to recognize its stock-based compensation expenses over the options and awards vesting periods. For options and awards granted prior to adoption of SFAS 123R, the Company continues to record stock-based compensation expenses under the accelerated attribution method.

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

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods because it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no such excess tax benefits for the fiscal year ended May 3, 2009, April 6, 2008, April 1, 2007 and the month ended May 4, 2008. The tax benefits recorded in fiscal 2008 and 2007 under additional paid-in capital on the consolidated stockholders’ equity statement represented the true-up adjustment on its prior year tax provision. In addition, upon adoption of SFAS 123R, the Company elected to calculate its historical pool of windfall tax benefits using the “long-form method” provided in paragraph 81 of SFAS 123R, which resulted in an APIC windfall pool of tax benefits position.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible notes, convertible bond hedge and a written call warrant. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments (See Note 4. “Fair Value of Financial Instruments”). The Company has estimated the fair value of its convertible subordinated notes, convertible bond hedge and written call warrant by using available market information and valuation methodology in accordance with SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of May 3, 2009, and April 6, 2008 (in thousands):

	Carrying Value	Estimated Fair Value
May 3, 2009
Convertible senior notes due 2010	$49,221	$31,212
Auction rate securities	16,176	16,176
Purchased put options	1,732	1,732

April 6, 2008
Convertible subordinated notes due 2008	$15,216	$15,178
Convertible senior notes due 2010	48,518	45,944
Convertible bond hedge	(5,696)	—
Written call warrant	3,642	—

Information on the carrying value of the convertible notes, convertible bond hedge and written call warrant is provided in Note 10. “Convertible Notes.” Information on the carrying value of the auction rate securities and purchased put option is provided in Note 4. “Fair Value of Financial Instruments.”

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Unrealized gain on available-for-sale investments	$(2)	$(814)	$(7)	$(191)
Foreign currency translation adjustments	(5,351)	(3,970)	(1,085)	(4,607)

Accumulated Other Comprehensive loss	$(5,353)	$(4,784)	$(1,092)	$(4,798)

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

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on May 4, 2009. The Company does not expect FSP FAS 157-2 to have a material impact on its consolidated financial position or results of operations. Examples of items to which the deferral would apply include, but are not limited to:

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of SFAS 157 did not materially affect the Company’s consolidated financial position or results of operations (See Note 4, “Fair Value of Financial Instruments”).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the Company’s 2009 fiscal year. The Company did not elect the fair value option for any assets or liabilities at the beginning of its 2009 fiscal year. The Company did elect the fair value option for an asset in the second quarter of fiscal 2009 (see Note 3 “Fair Value Option”).

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

In May 2008, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 was effective November 15, 2008. Magma currently adheres to the hierarchy of GAAP as presented in SFAS 162. Implementation did not have a material impact on Magma’s financial position and results of operations.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early implementation is prohibited. There are no parties that have a noncontrolling interest in any Magma subsidiaries; therefore Magma does not expect that the implementation of SFAS 160 will have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Magma does not expect that the implementation of SFAS 161 will have a material impact on its financial position and results of operations.

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

In May 2008, the FASB issued Staff Position No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP 14-1 will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at fair value based on the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP 14-1 will also require an accretion as interest expense of the resultant debt discount over the expected life of the debt. Retrospective adoption will require Magma to adjust its Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years, and will have an adverse effect on Magma’s operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder Magma’s ability to raise capital through the issuance of debt or equity securities. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. As such, the Company will adopt FSP 14-1 in the first quarter of fiscal 2010.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on a preliminary analysis, the Company has determined that the new guidance will affect its Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”) and its 2% Convertible Senior Notes due 2010 (the “2010 Notes”). FSP 14-1 will have an adverse effect on the Company’s operating results and financial condition. In addition, FSP 14-1 requires retrospective adoption, which will require the Company to adjust its consolidated financial statements for prior years and is expected to increase interest expense in each of those years.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133 and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for the Company for fiscal 2009, and early application is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the results of operation or earnings per share.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued (1) FSP FAS 115-2 and FSP FAS 124-2, which provides guidance on determining other-than-temporary impairments for debt securities; and (2) FSP FAS 107-1 and FSP APB 28-1, which provides additional fair value disclosures for financial instruments in interim periods. Each of these FSPs is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of these FSPs to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect adoption of the FSP to have a material impact on its consolidated financial statements. See Note 4 for information and related disclosures regarding its fair value measurements.

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In April 2009, the FASB issued FSP FAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). This FSP amends and clarifies to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The Company expects FSP FAS 141R may have an impact on the Company’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates in the future.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.

SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company expects SFAS 167 may have an impact on the Company’s

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions the Company consummates in the future.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

Note 2.    Liquidity

Cash and cash equivalents available for use aggregated a total of $32.9 million at May 3, 2009. For fiscal 2009, net cash flow used in operations was $5.4 million. Since fiscal 2004 the Company has not achieved profitability. Since inception, the Company has incurred aggregate consolidated net losses of approximately $377.4 million, and may continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during fiscal 2009. The Company does not currently have the financing in place to pay the $49.9 million in bond debt maturing May 15, 2010.

On May 22, 2009, the Company filed a Schedule TO and registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) to exchange its outstanding 2010 Notes for a new series of 8% Convertible Senior Notes due 2014 (“New Notes”). The Company filed amendments to the Schedule TO and the registration statement with the SEC on June 23, 2009. The final terms of the exchange offer and New Notes may be subject to modification based on market conditions. The Schedule TO and registration statement are currently being reviewed by the SEC, and the Company plans to commence the exchange offer shortly after the filing of this Form 10-K. There is no assurance the SEC will declare the registration statement for the exchange offer effective or that the proposed exchange offer will be completed. Unless at least 70% of the holders of the 2010 Notes agree to participate in the exchange offer, the Company will not have sufficient cash to repay the 2010 Notes that become due in May 2010. The uncertainty around the ultimate participation in the exchange offer raises substantial doubt about the Company’s ability to continue as a going concern.

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and the Company’s liquidity position, the Company increased its focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. In the event that these efforts do not generate adequate additional liquidity or the proposed note exchange offer described above is not successful, the Company will not have sufficient cash for its working capital requirements, capital investments, debt service and operations during the next twelve months and will not have sufficient cash to repay any remainder of the $49.9 million of note debt maturing in May 2010.

In recent years, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued into the fourth quarter of fiscal 2009. Additionally, the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has taken action to obtain liquidity from the Company’s $18.4 million in auction rate securities (“ARS”), which have been illiquid for most of fiscal 2008 and all of fiscal 2009. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3 “Fair Value Option”). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12 “Secured Line of Credit”). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

The Company’s ability to fund its cash needs over the short and long term will also depend on its ability to generate cash from operations, which is subject to general economic and financial market conditions, competitive and other factors. It could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing the Company is able to obtain will likely contain terms that are not as favorable to the Company as historical financings. The Company may try to obtain additional financing by means which could dilute the Company’s existing shareholders. If the proposed note exchange offer described above is successful, the Company believes it will have sufficient capital resources to fund its working capital requirements, capital investments, debt service and operations during the next twelve months. If the proposed note exchange offer is not successful and the Company cannot raise needed funds on acceptable terms, it may not be able to continue as a going concern. Any of these factors could have a materially adverse impact on the Company’s financial position and results of operations.

Note 3.    Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a $0.4 million loss for fiscal 2009, included in “Valuation gain (loss), net” with the purchased put option asset recorded in long-term investments pledged as collateral for the secured credit line.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at May 3, 2009, were as follows (in thousands):

	Balance at May 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Prepaid expenses and other current assets:
Foreign currency forward contract	$110	—	$110	—
Long-term investments, pledged as collateral for secured credit line:
Auction rate securities	16,176	—	—	16,176
Purchased put option	1,732	—	—	1,732

Total long-term investments, pledged	17,908	—	—	17,908

Total assets measured at fair value	$18,018	$—	$110	$17,908

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during fiscal, 2009 (in thousands):

Year Ended May 3, 2009
Beginning balance	$—
Net transfers into Level 3	17,462
Net purchases, sales, issuances and settlements	—
Losses on auction rate securities	(1,290)
Acquisition of purchased put option	1,076
Gain on put option	660

Balance at May 3, 2009	$17,908

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents, short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 3, 2009
Cash and Cash Equivalents
Cash (U.S. and international)	$32,888	$—	$—	$32,888

Total cash and cash equivalents	32,888	—	—	32,888

Long-term investments:
Auction rate certificates	18,350	—	(442)	17,908

Total cash and cash equivalent and short-term and long-term investments	$51,238	$—	$(442)	$50,796

April 6, 2008
Cash and Cash Equivalents
Cash (U.S. and international)	$17,351	$—	$—	$17,351
Money market funds (U.S.)	11,975	—	—	11,975
Money market funds (International)	173	—	—	173
Commercial paper	17,479	—	(8)	17,471

Total cash and cash equivalents	46,978	—	(8)	46,970

Short-term investments:
Government agencies	3,000	—	—	3,000
Long-term investments:
Auction rate certificates	18,350	—	(812)	17,538

Total cash and cash equivalents and short-term and long-term investments	$68,328	$—	$(820)	$67,508

As of May 3, 2009, the stated maturities of the Company’s current investments classified as cash and cash equivalent are $32.9 million within one year and the long term investments of $17.9 million within one – two years.

The unrealized losses for the year ended May 3, 2009 were primarily associated with failed auction rate securities as discussed above. Gross realized losses from the sales of marketable securities were immaterial for all periods presented.

The notional fair value of outstanding forward exchange contracts was approximately $5.5 million and $13.6 million as of May 3, 2009 and April 6, 2008, respectively. The Company had realized losses of $0.8 million, $2.3 million, $0.0 million, and a realized gain of $0.3 million on foreign currency forward exchange contracts for the years ended May 3, 2009, April 6, 2008 and April 1, 2007 and the month ended May 4, 2008, respectively. As of May 3, 2009, the Company recorded an unrealized gain of $0.1 million in other current assets, and a $0.8 million unrealized loss in other current liabilities as of April 6, 2008.

Long-term investments on the consolidated balance sheets consist of (i) ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12) and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term investments pledged as collateral for secured credit line as of May 3, 2009.

As of May 3, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

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

The Rights are a form of purchased put option that gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the originally estimated 3.7 years. As the Company plans to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 1.5 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 3.5 years and the ARS with an estimated time to liquidity of 1.5 years as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded a loss of $2.8 million in valuation gain(loss), net, in the second quarter of 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, total other-than-temporary

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment loss on ARS of $1.3 million was reported in the valuation gain (loss), net in the consolidated statement of operations. This loss was offset by gains related to the purchase put option of $1.7 million.

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

For each of the three years ended May 3, 2009 April 6, 2008, April 1, 2007, and the month ended May 4, 2008, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following (in thousands, except per share data):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Shares of common stock issuable upon conversion of convertible notes	3,329	3,995	3,995	3,995
Warrants outstanding	—	—	—	—
Shares of common stock issuable under stock option plans outstanding	9,152	12,217	11,233	12,249
Weighted average price of shares issuable under stock option plans	$6.73	$10.69	$9.80	$10.69

Note 6.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	May 3, 2009	April 6, 2008
Accounts receivable, net:
Trade accounts receivable	$23,947	$26,642
Unbilled receivable	2,880	12,044

Gross accounts receivable	26,826	38,686
Allowance for doubtful accounts	(191)	(376)

Total accounts receivable	$26,635	$38,310

Accrued expenses:
Accrued sales commissions	$1,548	$2,434
Accrued bonuses	2,693	5,352
Other payroll and related accruals	5,244	9,558
Acquisition accrual	1,780	3,349
Litigation settlement accrual	—	—
Accrued professional fees	—	1,441
Income taxes payable	(452)	1,791
Restructuring accrual	1,426	—
Other	3,114	3,863

Total Accrued expenses	$15,353	$27,788

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Acquisitions

Business Combinations

The Company did not make any material acquisitions during the fiscal year ended May 3, 2009 or during the month ended May 4, 2008.

On February 26, 2008, the Company acquired Sabio Labs, Inc. (“Sabio”), a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, port complex circuits to new process technologies in foundries efficiently, and explore system design trade-offs early in the design process. The purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of the Company’s common stock valued at $16.2 million and transaction costs of $270,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten-day period ended on the fourth day preceding the acquisition date. As part of the initial consideration, 127,195 shares of Magma stock valued at $1.3 million was associated with employee retention and will be earned and recorded as compensation expenses in accordance with pre-defined vesting schedules. The Company held back approximately 213,000 shares of Magma common stock valued at $2.2 million to secure certain indemnification obligations of Sabio that may arise for a 15-month period from the date of the acquisition. In addition, the Company agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at Magma’s discretion, to the former Sabio shareholders upon achieving certain product integration and booking milestones. As of May 3, 2009, $2.5 million contingent consideration has been earned and recorded as an addition to goodwill on the Company’s consolidated balance sheet. The results of operations of Sabio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

Pursuant to the agreement to acquire Sabio Labs, Inc. (“Sabio”) and cash consideration held back to secure certain indemnification obligations that may arise for a 15-month period from the date of acquisition, the Company has classified $1.5 million of cash and cash equivalents as restricted cash. In addition, the Company has 212,792 shares of restricted common stock held for additional consideration. The Sabio indemnification period ends May 26, 2009.

On September 19, 2007, the Company acquired Rio Design Automation, Inc. (“Rio”), a privately-held electronic design automation (“EDA”) software company that provides package-aware chip design software. Rio’s software allows designers to analyze and optimize integrated circuit design within the context of the package and electronic system, further expanding the Company’s product offering. Prior to acquiring Rio, the Company had an 18% ownership interest in Rio, which was accounted for under the equity method with a carrying value of approximately $220,000 as of September 19, 2007. In accordance with SFAS No. 141, “Business Combinations,” this acquisition was accounted for as a step acquisition. The total purchase price for the step acquisition totaled $4.5 million, consisting of $526,000 in cash, approximately 278,700 shares of the Company’s common stock valued at $3.8 million, and transaction costs of $168,000. The valuation of the Company’s common stock issued in connection with the acquisition was based on the average closing price per share of the stock for the ten days before the signing date of the definitive merger agreement. The Company held back approximately 46,900 shares of Magma common stock valued at $638,000 to secure certain indemnification obligations of Rio that may arise for a 12-month period from the date of the acquisition. The held back shares were released in September, 2008 at the end of the indemnification period. The results of operations of Rio have been included in the Company’s results of operations since the acquisition date. Pro forma information has not been provided as the effects of the acquisition do not materially change the Company’s results of operations.

On November 20, 2006, the Company acquired Knights Technology, Inc. (“Knights”), a wholly owned subsidiary of FEI Company. Knights is a provider of yield management and failure analysis software solutions to

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the semiconductor industry. The acquisition broadens the Company’s product portfolio and is expected to allow the Company to tighten the link between design and manufacturing. The Company acquired Knights for a total consideration of approximately $8.0 million in cash. The Company retained $250,000 of the initial consideration in a segregated bank account to secure certain indemnification obligations of FEI Company, this amount was released at the end of the indemnification period in November 2007. The results of operations of Knights have been included in Magma’s results of operations since the acquisition date.

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

The portion of the purchase price allocated to in-process research and development (“IPR&D”) was recognized as a charge to operating expenses on the acquisition date. The in-process technologies acquired are at a stage of development that require further research and development to determine technical feasibility and commercial viability and they have no future alternative use. The valuation method used to value IPR&D is a form of discounted cash flow method commonly known as the excess earnings method. This approach is a widely recognized appraisal method and is commonly used to value technology assets. The value of the in-process technology is the sum of the discounted expected future cash flows attributable to the in-process technology, taking into consideration the costs to complete the products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets and the technological risk associated with completing the development of the technology. The cash flow derived from the in-process technology was discounted at rates ranging from 15-30%. The Company believes the rate used was appropriate given the risks associated with the technology for which commercial feasibility had not been established and there was no alternative use. The percentage of completion for in-process technology projects acquired was an average of the percentage of completion based on costs and time. The cost-based percentage of completion was determined by identifying the total expenses incurred to date for the project as a ratio of the total expenses expected to be incurred to bring the project to technical and commercial feasibility. The time-based percentage of completion was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. Schedules were based on management’s estimate of tasks completed and the tasks to be completed to bring the project to technical and commercial feasibility. As of May 3, 2009, the in-process technology projects related to Knights, ACAD and Sabio had been completed.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Purchases

The Company did not make any material asset purchases during the fiscal year ended May 3, 2009 or during the month ended May 4, 2008.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition–Related Earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent considerations in cash and/or stock to former stockholders of the acquired companies based on the acquired business’ achievement of certain technology or financial milestones. The following table summarizes the amounts of goodwill and intangible assets recorded by the Company for contingent considerations paid or payable to former stockholders of the acquired companies (in thousands):

	Year Ended						One Month Ended May 4, 2008
	May 3, 2009		April 6, 2008		April 1, 2007
	Cash	Common Stock Value	Cash	Common Stock Value	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs, Inc	$2,484	$—	$—	$—	$—	$—	$—	$—
ACAD Corporation	—	—	2,825	—	2,825	—	—	—
Other	—	—	25	—	—	—	—	—

Total Goodwill	2,484	—	2,850	—	2,825	—	—	—

Intangible assets:
Mojave	920	908	2,199	2,198	6,486	6,486	—	—
Other	102	—	3,003	—	1,500	—	500	—

Total intangible assets	1,022	908	5,202	2,198	7,986	6,486	500	—

Total earnout consideration	$3,506	$908	$8,052	$2,198	$10,811	$6,486	$500	$—

Note 8. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases described in Note 4 (in thousands):

	Weighted Average Life (months)	May 3, 2009				April 6, 2008
		Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,754	$(60,089)	$—	$6,666	$64,877	$—	$64,877

Other intangible assets:
Developed technology	43	$115,436		$(110,794)	$4,642	$113,609	$(85,759)	$27,850
Licensed technology	40	41,699		(37,291)	4,408	41,097	(34,503)	6,594
Customer relationship or base	70	5,575		(3,376)	2,199	5,575	(2,429)	3,146
Patents	57	13,015		(12,836)	179	13,015	(11,205)	1,810
Acquired customer contracts	33	1,390		(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252		(1,244)	8	1,252	(1,221)	31
No shop right	24	100		(100)	—	100	(100)	—
Non-competition agreements	36	600		(500)	100	600	(325)	275
Trademark	67	900		(566)	334	900	(470)	430

Total		$179,967	$—	$(167,797)	$12,170	$177,538	$(137,102)	$40,436

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the transactions discussed in Note 8 — “Acquisitions,” during the fiscal year ended May 3, 2009, the Company increased its goodwill by $2.6 million, reflecting purchase price adjustments related to acquired net tangible assets offset by the correction of an error in the first quarter of fiscal 2009 which resulted in a decrease in goodwill of $0.7 million.

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142. In accordance with SFAS 142 goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows for its reporting unit. To determine the fair value, the Company’s review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. The Company also considered its market capitalization on the date of its impairment test in determining the fair value of its business. The Company completed the first step analysis during the second quarter of fiscal 2009 and determined that the fair value of its reporting unit was in excess of the net book value on that date.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed the step one analysis in the fourth quarter of fiscal 2009 and determined that the fair value of its reporting units was in excess of the net book value as of May 3, 2009.

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

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Amortization of intangible assets included in:
Cost of revenue—licenses	$18,680	$18,078	$23,368	$1,494
Cost of revenue—bundled licenses and services	6,596	4,156	7,770	397
Operating expenses	2,994	8,043	11,011	534

Total	$28,270	$30,277	$42,149	$2,425

As of May 3, 2009 the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010	$4,989
2011	3,936
2012	1,885
2013	956
2014	265
Thereafter	139

$12,170

Note 9.    Restructuring Charge

During fiscal 2008, the Company recorded a restructuring charge of $0.3 million for costs related to termination costs of 21 employees resulting from the Company’s realignment to current business objectives.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2009, the Company initiated an additional restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies.

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

On February 5, 2009 the Company announced further restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 164 employees and the closing of two sales and support offices in North America and one in Europe, and consolidation of its Beijing, China operations into a single facility, and its Shanghai, China operations into a single facility. The Company recorded $3.3 million in pre-tax restructuring charges in the third quarter of fiscal 2009 related to these actions.

During the fourth quarter of fiscal 2009, the Company incurred an additional $2.0 million in restructuring costs mainly due to the consolidation of part of its San Jose facility.

In total, the Company recorded restructuring charges of $10.7 million during fiscal 2009 in connection with the FY 2009 Restructuring Plan. These costs relate to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring.

The Company is in the process of evaluating the need for additional restructuring activities during fiscal 2010.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 4, 2008	—	—	—	—
Restructuring provision	1,583	418	19	2,020
Cash payments	(1,433)	—	(19)	(1,452)

Balance at August 3, 2008	150	418	—	568
Restructuring provision	3,064	—	243	3,307
Cash payments	(2,050)	(125)	(36)	(2,211)

Balance at November 2, 2008	1,164	293	207	1,664
Restructuring provision	2,771	—	515	3,286
Cash payments	(744)	(35)	(106)	(885)

Balance at February 1, 2009	3,191	258	615	4,064
Restructuring provision	318	(83)	1,814	2,049
Cash payments	(3,134)	(166)	(631)	(3,931)

Balance at May 3, 2009	$374	$9	$1,798	$2,182

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Convertible Notes

Zero Coupon Convertible Subordinated Notes due 2008 (the “2008 Notes”) and 2% Convertible Senior Notes due 2010 (the “2010 Notes”)

In May 2003, the Company completed an offering of $150.0 million principal amount of the 2008 Notes due May 15, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, resulting in net proceeds to the Company of approximately $145.1 million. The 2008 Notes did not bear coupon interest and were convertible into shares of the Company’s common stock at an initial conversion price of $22.86 per share. Through March 2007, the Company paid $85.0 million in cash to repurchase $100.1 million in face amount of the 2008 Notes.

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

In March 2007, the Company exchanged an aggregate principal amount of $49.9 million (or approximately 76.7% of the remaining principal) of the 2008 Notes for an equal aggregate principal amount of the 2010 Notes. At the same time the Company terminated a corresponding portion of the hedging arrangements entered into with the initial purchaser in connection with the initial private placement of the 2008 Notes.

In May 2008, the Company repaid the $15.2 million in remaining principal amount of its 2008 Notes. In connection with the repayment, the remaining portion of the hedging arrangements expired at the same time.

The 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. The 2010 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 3.33 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility. The 2010 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in such facility. The Company has the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires the Company to deliver to a holder upon conversion of their 2010 Notes cash equal to the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at the Company’s election.

The exchange offer was treated as an extinguishment of the 2008 Notes in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” as amended by EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in a gain of $2.1 million on extinguishment of debt, which was partially offset by the write-off of $0.4 million of deferred financing costs associated with the 2008 Notes. The Company initially recorded the 2010 Notes at fair value of $47.8 million, net of the debt discount of $2.1 million. The debt discount is being amortized to interest expenses over the term of the 2010 Notes. As of May 3, 2009, debt discount balance related to the 2010 Notes was $0.7 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of May 3, 2009, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.5 million. The shares issuable on the conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share.

Note 11.    Revolving Note

Effective as of October 31, 2008, the Company entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced the then existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $15.0 million. The New Credit Facility expires on December 31, 2009 and shall be used by the Company first, to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

Outstanding borrowings and letter of credit liabilities under the New Credit Facility cannot exceed the greater of $15.0 million or 80% of the Company’s eligible accounts receivable plus an additional amount not to exceed $3.0 million. The New Credit Facility bears an annual interest rate equal to the bank’s prime rate plus 2.5% or LIBOR plus 2.5%, at management’s election, on outstanding borrowings. The New Credit Facility requires the Company to maintain certain financial conditions and to pay fees of 0.125% per annum on the unused amount of the New Credit Facility and 2.0% per annum for each letter of credit issued. The Company is required to pay interest and fees monthly with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the expiration of the New Credit Facility. Pursuant to the New Credit Facility, the Company agreed to grant to Wells Fargo Bank, N.A. a security interest in deposits equal to the amount of outstanding borrowings and letters of credit outstanding in excess of the maximum allowable.

Effective as of March 11, 2009, the Company entered into the First Amendment to the New Credit Facility (“New First Amendment”) with Wells Fargo Bank, N.A. which provides for two revolving lines of credit. The two revolving line of credit notes allow for a maximum borrowing of $7.5 million each and replace the existing $15.0 million line of credit facility. The New First Amendment expires on December 31, 2009, and is secured by collateral that includes a $7.5 million certificate of deposit and first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment. The Company is required to make interest only payments monthly, and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the New Credit Facility.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding borrowings under the first note shall not exceed the lesser of $7.5 million or 80% of the Company’s eligible accounts receivable plus an additional amount not to exceed (i) $2.0 million up to and including May 3, 2009; and (ii) $1.0 million from May 4, 2009 up to and including August 2, 2009; and (iii) zero thereafter. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above Wells Fargo’s prime rate or a fixed rate of 3.5% above LIBOR, at management’s election, on outstanding borrowings.

Outstanding borrowings under the second note shall not exceed $7.5 million, including two existing letters of credit, which total $1.7 million. The note bears an annual interest rate equal to a fluctuating rate of 1.5% above Wells Fargo’s prime rate or a fixed rate of 1.5% above LIBOR, at management’s election, on outstanding borrowings.

As of May 3, 2009, the Company had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the New First Amendment. The maximum borrowing available under the New First Amendment at May 3, 2009 was $15.0 million. The Company has classified the $7.5 million of collateralized certificate of deposit as restricted cash in connection with the New First Amendment.

On May 21, 2009, the Company entered into the Second Amendment to the New Credit Facility, which modified certain restrictive covenants in connection with the Company’s proposed 2010 Note exchange offer.

The credit facility restricts the Company’s ability to pay dividends or make other distributions on its stock and requires that the Company maintain certain financial conditions. As of May 3, 2009, the Company was in compliance with the financial conditions.

Note 12.    Secured Line of Credit

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of May 3, 2009, UBS determined the ARS market value to be $16.2 million. Prior to January 22, 2009 advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was $12.5 million outstanding on this line of credit at May 3, 2009, which is the maximum available for borrowing.

Note 13.    Stockholders’ Equity

Stock Incentive Plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to new hire employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the Company. The term of the Inducement Plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. The initial number of shares of common stock issuable under the Inducement Plan was 1,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan to 2,000,000 shares. As of May 3, 2009, there were options to purchase 204,723 shares outstanding under the Inducement Plan, and 1,332,791 shares were available for the grant of future options or other awards under the Inducement Plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company, with the approval of the Committee or its delegates, may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, SARs or Stock Units based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of fully diluted shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of May 3, 2009, there were options to purchase 8,548,359 shares outstanding under the 2001 Plan, and 4,444,872 shares were available for the grant of future options or other awards under the plan.

1997 and 1998 Stock Incentive Plans

In the year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) (collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At May 3, 2009, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At May 3, 2009, there were no outstanding options under the 1997 Plan; options to purchase 397,506 shares were outstanding under the 1998 Plan.

Moscape 1997 Incentive Stock Plan

The Moscape 1997 Incentive Stock Plan (the “Moscape Plan”) provides for the granting of stock options and stock purchase rights to employees, officers, directors and consultants. Both the options and stock purchase rights under the Moscape Plan are exercisable immediately, subject to the Company’s repurchase right in the event of termination, and generally vest over four years. At May 3, 2009, there were options to purchase 1,842 shares outstanding under the Moscape Plan.

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under the 2001 Plan, that vest while the participant remains employed by and in good standing with Magma. KC Incentive Plan participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers as well as certain other participants who receive a restricted stock award under the KC Incentive Plan will have accelerated vesting of such award upon a change in control of Magma. Effective upon a change in control, 25% of a participant’s unvested shares of restricted stock granted under the KC Incentive Plan will immediately become vested shares. In addition, if the participant is, or is deemed to have been, involuntarily terminated within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of May 3, 2009, 47,763 shares of restricted stock, net of forfeitures, remained unvested under the KC Incentive Plan.

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“Purchase Plan” or “ESPP”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The Purchase Plan was amended in April 2008 to provide that future offering periods would commence on the first day of March, June, September and December of each year and that purchase dates under the new offering periods would be the last day of February, May, August and November. In February 2009, the Purchase Plan was amended and the maximum number of shares a participant could purchase during a single accumulation was decreased from 4,000 shares to 2,500 shares. The Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended May 3, 2009 and the one month ended May 4, 2008, a total of 2,009,043 and 304,900 shares were issued under the Purchase Plan with an average price of $1.85 and $7.51 per share respectively.

As of May 3, 2009, a total of 2,458,584 shares of common stock remained available for issuance under the Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board or the Compensation Committee of the Board.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Cost of revenue	$1,551	$1,680	$1,253	$113
Research and development expense	7,405	8,050	5,880	764
Sales and marketing expense	5,280	5,235	3,852	545
General and administrative expense	4,915	5,459	4,580	384

Total stock-based compensation expense	$19,151	$20,424	$15,565	$1,806

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan which enables employees to purchase shares of the Company’s common stock. Stock-based compensation expense recognized under SFAS 123R in the consolidated statements of operations by type of award in fiscal years 2009, 2008, 2007 and the month ended May 4, 2008, was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Stock options	$6,279	$10,549	$10,489	$644
Restricted stock and restricted stock units	9,594	6,666	3,187	806
Employee stock purchase plan	3,278	3,209	1,889	356

Total stock-based compensation expense	$19,151	$20,424	$15,565	$1,806

Stock Options and Employee Stock Purchase Plan

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Stock options:
Expected life (years)	3.56	4.16	4.14	4.10
Volatility	46 – 81%	39 – 45%	41 – 50%	45%
Risk-free interest rate	1.20 – 3.56%	2.16 – 4.91%	4.49 – 5.15%	2.79%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$0.79	$4.86	$3.62	$3.62

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	45 – 81%	39 – 45%	41 – 51%	45%
Risk-free interest rate	0.67 – 2.25%	2.13 – 4.91%	4.93 – 5.11%	2.13% – 2.15%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$2.07	$4.52	$2.75	$4.45

As of May 3, 2009, there was approximately $7.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.53 years.

As of May 3, 2009, the Company had $5.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 1.8 years. Cash received from the purchase of shares under the ESPP was $3.7 million during fiscal 2009, $8.4 million during fiscal 2008 and $7.0 million during fiscal 2007 and $2.3 million during the month ended May 4, 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the year ended May 3, 2009 is as follows (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at April 6, 2008	12,217	$10.69	3.95	$11,918
Granted	86	$9.33
Exercised	(9)	$8.90
Forfeited	(38)	$9.50
Expired	(7)	$11.02

Options outstanding at May 4, 2008	12,249	$10.69	2.02	$523

Granted	4,645	$1.58
Exercised	(14)	$5.92
Forfeited	(2,505)	$9.82
Expired	(5,223)	$9.95

Options outstanding at May 3, 2009	9,152	$6.73	3.74	$2,910

Vested and expected to vest at May 3, 2009	8,258	$7.04	3.70	$2,448
Exercisable at May 3, 2009	4,555	$10.56	3.16	$248

The total intrinsic value of options exercised was $17,000, $9.1 million, $0.4 million and zero, during fiscal 2009, fiscal 2008 and fiscal 2007 and the month ended May 4, 2008, respectively. Cash received from stock option exercises was $0.1 million during fiscal 2009, $15.0 million during fiscal 2008 and $1.8 million during fiscal 2007 and $0.1 million during the month ended May 4, 2008.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in restricted stock outstanding during the year ended May 3, 2009 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 6, 2008	393	$12.58
Granted	111	$10.28
Vested	(76)	$12.27
Forfeited	(12)	$12.66

Shares nonvested at May 4, 2008	416	$12.02

Granted	—	$—
Vested	(279)	$12.19
Forfeited	(43)	$12.36

Shares nonvested at May 3, 2009	94	$11.33

As of May 3, 2009, the Company had $0.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.52 years.

As of May 4, 2008, the Company had $3.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.24 years.

A summary of the changes in restricted stock units outstanding during the year ended May 3, 2009, is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at April 6, 2008	93	$13.53
Granted	48	$9.69
Vested	(51)	$10.28
Forfeited	(1)	$13.45

Shares nonvested at May 4, 2008	89	$13.35

Granted	3,775	$3.14
Vested	(1,266)	$3.81
Forfeited	(450)	$4.31

Shares nonvested at May 3, 2009	2,148	$2.92

As of May 3, 2009, there was $9.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.61 years.

The total fair value of restricted stock and restricted stock units that were vested was $4.1 million during fiscal 2009, $7.9 million during fiscal 2008 and $3.4 million during fiscal 2007 and $1.1 million during the month ended May 4, 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Commitments and Contingencies

Commitments

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through December 2013. The Company also leases its computer equipment under several capital leases. Approximate future minimum lease payments under these operating leases at May 3, 2009 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2010	$4,277	$2,429
2011	3,395	1,403
2012	1,755	308
2013	86	11

Total expected future amortization	$9,513	$4,151

Rent expense for the years ended May 3, 2009, April 6, 2008, April 1, 2007 and the month ended May 4, 2008 was approximately $8.0 million, $5.8 million, $4.0 million and $0.7 million, respectively.

Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the consolidated balance sheet as of May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of May 3, 2009.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of May 3, 2009.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of May 3, 2009.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of May 3, 2009. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

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

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
North America*	$86,576	$127,664	$121,633	$2,266
Europe	17,894	26,539	19,440	555
Japan	24,975	35,150	22,162	1,156
Asia-Pacific (excluding Japan)	17,513	25,066	14,918	891

	$146,957	$214,419	$178,153	$4,868

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
North America*	59%	60%	68%	47%
Europe	12%	12%	11%	11%
Japan	17%	16%	13%	24%
Asia-Pacific (excluding Japan)	12%	12%	8%	18%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the fiscal years ended 2009, 2008, 2007 and the month ended May 4, 2008, the Company had no significant customers representing 10% or more of total revenue.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has substantially all of its long-lived assets located in the United States.

Note 18.    Income Taxes

See Note 1. Accounting Corrections.

Income tax expense consisted of the following (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Current:
Federal	$(228)	$516	$(123)	$—
State	(113)	57	27	12
Foreign	1,549	6,238	1,152	363

Total current	1,208	6,811	1,056	375

Deferred:
Foreign	(444)	(171)	(54)	—

Total income tax expenses	$764	$6,640	$1,002	$375

Net loss before provision for income taxes consisted of (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
United States	$(147,046)	$(23,146)	$(64,458)	$(16,269)
International	20,060	(2,623)	3,954	373

Total net loss before provision for income taxes	$(126,986)	$(25,769)	$(60,504)	$(15,896)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 3, 2009	April 6, 2008	April 1, 2007
Federal tax benefit at statutory rate	$(44,445)	$(9,019)	$(21,064)	$(5,550)
Permanent differences	6,868	1,315	147	259
In process research and development	—	789	455	—
Tax benefit from extraterritorial income exclusion	—	—	—	—
Goodwill and intangibles	25,157	516	—	—
State tax, net of federal benefit	(5,336)	57	—	(576)
Foreign tax withholding, not benefited for U.S. tax purposes	539	800	265	23
Foreign tax rate differential	(6,475)	6,186	(769)	210
Credits	3,259	(2,365)	(4,212)	(408)
Change in valuation allowance	21,292	8,361	26,275	6,517
Other	(95)	—	(95)	(100)

Total income tax expense	$764	$6,640	$1,002	$375

The Company has not provided for U.S. income taxes on undistributed earnings of a majority of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U. S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of May 3, 2009 and April 6, 2008 was approximately $12.3 million and $11.0 million, respectively.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	May 3, 2009	April 6, 2008
Deferred tax assets:
Capitalized costs	$1,723	$2,500
Accrued liabilities	9,849	3,304
Property and equipment	10,523	9,136
Accrued compensation related expenses	10,133	8,650
Net operating loss and credit carryforwards	52,472	42,189
Litigation settlement	2,598	2,837
Other	444	—

Gross deferred tax assets	87,742	68,616
Valuation allowance	(84,017)	(56,208)

Total deferred tax assets	3,725	12,408
Deferred tax liabilities—acquired intangible assets	(2,915)	(12,408)
Deferred tax liabilities—unrealized Foreign Exchange	(366)

Net deferred tax assets	$444	$—

At May 3, 2009, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $162 million and $52 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carry-forwards will begin to expire in 2019 and 2010, respectively. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $8.8 million and $10.7 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2012 and the California research credits carry forward indefinitely.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended May 3, 2009 the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended May 3, 2009, and April 6, 2008 was an increase of $21.3 million, $8.5 million, respectively.

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

On April 2, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109” (“FIN 48”). As of May 3, 2009, the Company had approximately $27.1 million of total gross unrecognized tax benefits, of which $9.3 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $16.2 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income taxes. In fiscal 2009, the Company recorded a reversal of $(0.1) million of such interest and penalty expense and as of May 3, 2009 the balance of such accrued interest and penalty was $0.3 million.

The following table shows the changes in the gross amount of unrecognized tax benefits as of May 3, 2009 (in thousands):

Balance as of April 6, 2008	$17,013
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	154
Decrease in unrecognized tax benefits resulting from the lapse of statute of limitation	—

Balance as of May 4, 2008	17,167

Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,959
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	7,372
Other	—
Decrease in unrecognized tax benefits resulting from the lapse of statute of limitation	(1,380)

Balance as of May 3, 2009	$27,118

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitation during the next twelve months.

Note 19.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and is not obligated to make rent payments effective January 31, 2007. In fiscal 2009, 2008, 2007 and the month ended May 4, 2008, the Company recorded $0.9 million, $0.6 million, $1.5 million and $0.2 million, respectively, of rent expense related to this lease and recognized $8.1 million, $7.9 million, $7.9 million and $0.2 million, respectively, in revenue from the sale of software licenses to this customer.

Note 20.    Subsequent Events

On May 22, 2009, the Company filed a Schedule TO and registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) to exchange its outstanding 2010 Notes for a new series of Convertible Senior Notes due 2014 (“New Notes”). The Company filed amendments to both the Schedule TO and the registration statement with the SEC on June 23, 2009. The Schedule TO and registration statement are currently being reviewed by the SEC, and the Company plans to commence the exchange offer shortly after the filing of this Form 10-K. The final terms of the exchange offer and New Notes may be subject to modification based on market conditions. There is no assurance the SEC will declare the registration statement for the exchange offer effective or that the proposed exchange offer will be completed. Unless at least 70% of the holders of the 2010 Notes agree to participate in the exchange offer, the Company may not have sufficient cash to repay the 2010 Notes that become due in May 2010. The uncertainty around the ultimate participation in the exchange offer raises substantial doubt about the Company’s ability to continue as a going concern. See Note 2 “Liquidity” in the Notes to the consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule II—Valuation and Qualifying Accounts

Years Ended May 3, 2009, April 6, 2008, April 1, 2007 and Month Ended May, 4, 2008

(in thousands, except per share data)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
Year ended May 3, 2009
Allowance for doubtful accounts	$376	1,124	(1,309)	$191
Year ended April 6, 2008
Allowance for doubtful accounts	$55	562	(241)	$376
Year ended April 1, 2007
Allowance for doubtful accounts	$115	88	(148)	$55
Period Ending May 4, 2008
Allowance for doubtful accounts	$376	—	—	$376

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended May 3, 2009. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2009
Revenue	$45,742	$36,458	$30,687	$34,070
Gross profit	$33,412	$24,106	$18,815	$22,296
Net loss	$(14,910)	$(25,906)	$(77,422)	$(9,512)
Net loss per share—Basic and diluted(1)	$(0.34)	$(0.59)	$(1.71)	$(0.21)

	Quarter
	First	Second	Third	Fourth
FY 2008
Revenue	$50,165	$53,493	$55,747	$55,014
Gross profit	$37,571	$41,519	$43,607	$42,368
Net loss	$(11,269)	$(6,395)	$(5,943)	$(8,802)
Net loss per share—Basic and diluted(1)	$(0.29)	$(0.16)	$(0.14)	$(0.22)

(1)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2009 and 2008 does not equal the total computed for the year due to rounding.

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

We assessed the effectiveness of our internal control over financial reporting as of May 3, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of May 3, 2009.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of May 3, 2009. This report appears under Item 8 of this Form 10-K.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors consists of seven members divided into three classes of approximately equal size. The Class I members of our Board of Directors were elected by our stockholders to serve until our 2011 annual meeting of stockholders. The Class II members of our Board of Directors were elected by our stockholders to serve until our 2009 annual meeting of stockholders. The Class III members of our Board of Directors were elected by our stockholders to serve until our 2010 annual meeting of stockholders. The following table sets forth certain information as of July 6, 2009, regarding the members of our Board of Directors. Except as described below, each of our directors has been engaged in his principal occupation during the past five years. There are no family relationships among any of our directors or executive officers.

Name	Age	Director Class	Current Term Expires	Director Since	Principal Occupation
Roy E. Jewell	54	I	2011	2001	President, Chief Operating Officer, Magma Design Automation, Inc.
Thomas M. Rohrs	58	I	2011	2003	Executive Chairman, Electroglas, Inc.
Timothy J. Ng	44	II	2009	2003	Independent Consultant
Chester J. Silvestri	60	II	2009	2003	Chief Executive Officer, Tula Technology, Inc.
Susumu Kohyama	66	II	2009	2005	President and Chief Executive Officer, Covalent Materials Corporation
Rajeev Madhavan	43	III	2010	1997	Chief Executive Officer and Chairman of the Board of Directors, Magma Design Automation, Inc.
Kevin C. Eichler	49	III	2010	2003	Director, SupportSoft Inc. and Ultra Clean Holdings, Inc.

Roy E. Jewell has served as our President since May 2001. Mr. Jewell has also served as our Chief Operating Officer since March 2001. From March 1999 to September 2000, Mr. Jewell served as the Chief Executive Officer at a company he co-founded, Clarisay, Inc., a supplier of surface acoustic wave filters. From January 1998 to March 1999, Mr. Jewell was a member of the CEO Staff at Avant! Corporation, a provider of software products for integrated circuit designs. From July 1992 to January 1998, Mr. Jewell was the President and Chief Executive Officer of Technology Modeling Associates, Inc., or TMA, subsequently acquired by Avant! Corporation. Prior to that time, Mr. Jewell served in various marketing positions at TMA.

Thomas M. Rohrs has served as Executive Chairman of Electroglas, Inc., a supplier of wafer probing technologies to the semiconductor industry since February 2009. From 2006 to 2009, Mr. Rohrs served as Chairman and Chief Executive Officer of Electroglas. Mr. Rohrs has served as a director of Electroglas since 2004. From 2003 to 2006, Mr. Rohrs served as an independent advisor or consultant to businesses. From 1997 until 2003, Mr. Rohrs was an executive at Applied Materials, Inc., a manufacturer of products and services to the semiconductor industry, in a number of positions including Senior Vice President, Global Operations and Member of the Executive Committee. Mr. Rohrs currently serves as a member of the board of directors of Advanced Energy Industries, Inc. and Electroglas, Inc.

Timothy J. Ng has most recently served as an independent consultant, providing strategic advice to various companies, with an emphasis on mergers and acquisitions, valuation and capital raising strategies. From 2005 to 2008, Mr. Ng was a Managing Director in the Global Technology Mergers & Acquisitions Group at Deutsche Bank Securities, Inc., a global investment banking firm. From 2003 to 2004, Mr. Ng was a Managing Director and Head of Mergers & Acquisitions at SoundView Technology Group, Inc., a technology-focused investment bank that was acquired by Charles Schwab. From 1999 to 2002, Mr. Ng served as a Managing Director in the mergers and acquisitions department at Credit Suisse First Boston, and as a member of its global Technology Group in Palo Alto. From 1995 to 1999, Mr. Ng was a senior mergers and acquisitions banker at SG Cowen Securities in San Francisco and, from 1986 to 1995, Mr. Ng held various investment banking positions specializing in the financial institutions, aerospace & transportation, health care, and oil & gas industries with the First Boston Corporation and Morgan Stanley & Co. in New York.

Chester J. Silvestri is currently President and Chief Executive Officer of Tula Technology, Inc., a fabless semiconductor company. From 2005 to November 2007, Mr. Silvestri served as President, Chief Executive Officer, and a member of the board of directors of MoSys Inc, a provider of high-density system on-chip (SoC) embedded memory. During 2005, Mr. Silvestri was an independent investor and consultant to the high-tech industry. From 2003 to 2005, Mr. Silvestri was Chief Executive Officer of CEVA, Inc., a licensor of digital signal processing cores and platform-level intellectual property to semiconductor and electronic industries. During 2003, Mr. Silvestri served as a consultant to the high tech industry. From 2002 to 2003, Mr. Silvestri held the position of Chairman of Arcot Systems, the developer of the “Verified by Visa” credit card authentication software product. Prior to becoming Chairman, from 1999 to 2002, Mr. Silvestri was President and CEO of Arcot Systems.

Susumu Kohyama has been President and Chief Executive Officer of Covalent Materials Corporation (formerly Toshiba Ceramics Co., Ltd. until 2007), a leading materials company serving the semiconductor and LCD industries, since 2004. Dr. Kohyama has over 25 years of experience in the semiconductor industry. From 2003 to 2004, Dr. Kohyama served as Chief Technology Officer of the Electronic Devices Group of Toshiba Corporation. From 2001 to 2003, Dr. Kohyama served as Executive Vice President of Toshiba Semiconductor Company.

Rajeev Madhavan has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in 1997. Mr. Madhavan served as our President from inception until 2001. Prior to co-founding Magma, from 1994 until 1997, Mr. Madhavan founded and served as the President and Chief Executive Officer of Ambit Design Systems, Inc., an electronic design automation software company, later acquired by Cadence Design Systems, Inc., an electronic design automation software company.

Kevin C. Eichler served as Senior Vice President and Chief Financial Officer of Credence Systems Corporation since from January 2008 to March 2009. From February 2006 to December 2007, Mr. Eichler served as Executive Vice President, Operations and Chief Financial Officer of Markettools, Inc., the defining provider of on-demand market research. From 1998 to 2006, Mr. Eichler served as Vice President and Chief Financial Officer of MIPS Technologies, a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. Mr. Eichler presently serves on the board of directors of SupportSoft, Inc. (SPRT) and Ultra Clean Holdings, Inc. (UCTT).

Executive Officers

The information required by this item concerning our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and currently consists of Messrs. Eichler, Rohrs and Silvestri, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market. The Board of Directors has determined that Mr. Eichler is an “audit committee financial expert” as defined be the rules of the Securities and Exchange Commission (the “SEC”).

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and all of our other employees. This Code of Conduct and Ethics is available on our website at http://investor.magma-da.com/governance.cfm. If applicable, we intend to satisfy our disclosure obligations regarding our amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://investor.magma-da.com/governance.cfm or by filing a Form 8-K with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this Annual Report those persons who failed to timely file these reports. To our knowledge, based solely on a review of such reports furnished to us and written representations that no other reports were required during the fiscal year ended May 3, 2009, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during fiscal 2009.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive and principal financial officers, our three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2009 and a former executive officer for whom disclosure would have been provided pursuant to Item 402 of Regulation S-K but for the fact the individual was not serving as an executive offer at the end of fiscal 2009: Rajeev Madhavan, our Chief Executive Officer, Peter S. Teshima, our Corporate Vice President, Finance and Chief Financial Officer, Bruce Eastman, our Corporate Vice President, World Wide Operations, Roy Jewell, our President and Chief Operating Officer, and David Stanley, our former Corporate Vice President, Corporate Affairs, who resigned as an officer of the Company effective February 13, 2009 and whose employment at the Company ended on February 13, 2009. These individuals are referred to as the “Named Officers” in this Compensation Discussion and Analysis.

Magma’s current executive compensation programs are determined and approved by the Compensation and Nominating Committee. None of the Named Officers is a member of the Compensation and Nominating Committee. As contemplated by its charter, the Compensation and Nominating Committee takes into account the Chief Executive Officer and President’s recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for Magma’s executive officers other than the Chief Executive Officer and President. These recommendations are circulated to the Compensation and Nominating Committee in advance of their annual meeting at which the compensation of the Named Officers is reviewed and determined. In establishing the actual compensation of Named Officers other than the Chief Executive Officer and President, the Compensation and Nominating Committee may take into account the recommendations of the Chief Executive Officer and President. However, the Compensation and Nominating Committee is not bound by and does not always accept the Chief Executive Officer and President’s recommendations. Magma’s other executive officers, including the other Named Officers, do not currently have any role in determining or recommending the form or amount of compensation paid to the Named Officers and other senior executive officers.

The Named Officers and other employees, including the VP of Human Resources, sometimes attend the Compensation and Nominating Committee’s meetings. While the Named Officers are present, the officers update the Compensation and Nominating Committee on the Company’s current compensation practices for all employees, including the executive officers, present the Compensation and Nominating Committee with proposals related to compensation of executive officers, and discuss other compensation matters covered by the

Compensation and Nominating Committee’s charter. However, the Named Officers are not present when certain matters of executive compensation are discussed, including their individual compensation. The Compensation and Nominating Committee holds executive sessions which only outside Board and Committee members are permitted to attend. In carrying out its responsibilities, the Compensation and Nominating Committee may consult with the VP of Human Resources or a compensation consultant as it determines appropriate with respect to executive compensation matters.

Executive Compensation Program Objectives and Overview

Magma’s current executive compensation programs are intended to achieve three fundamental objectives: (1) attract, retain and motivate qualified executives; (2) hold executives accountable for performance; and (3) align executives’ interests with the interests of our stockholders. In structuring our current executive compensation programs, we are guided by the following basic philosophies:

•	Competition. Magma should provide competitive compensation opportunities so that we can attract, retain and motivate qualified executives.

•	Pay for Performance. A substantial portion of compensation should be tied to company and individual performance.

•

Alignment with Stockholder Interests.    A substantial portion of compensation should be contingent on Magma’s performance for its stockholders. The equity component is an important and significant component of executives’ compensation.

As described in more detail below, the material elements of our current executive compensation programs for Named Officers include a base salary, an annual cash incentive opportunity and a long-term equity incentive opportunity.

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The table below lists each material element of our current executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Element	Compensation Objectives Designed to be Achieved
Base Salary	• Attract, retain and motivate qualified executives

Annual Cash Incentive Opportunity	• Hold executives accountable for annual performance • Align executives’ interests with those of stockholders • Attract, retain and motivate qualified executives

Long-Term Equity Incentives	• Align executives’ interests with those of stockholders • Hold executives accountable for long-term performance • Attract, retain and motivate qualified executives

Employment, Separation and Change of Control Arrangements	• Attract, retain and motivate qualified executives

Retirement benefits provided under a 401(k) plan and generally available benefit programs.	• Attract, retain and motivate qualified executives

As illustrated by the table above, base salaries are primarily intended to attract, retain and motivate qualified executives. Unlike the other elements of our current executive compensation program, the amount of each executive’s base salary in a given year is generally not variable and dependent on performance. We believe that in order to attract, retain and motivate top-caliber executives, we need to provide executives with base salaries that are competitive with base salaries provided for similarly situated executives in the high technology industry included in the Radford Survey mentioned below. Base salaries offer executives a predictable benefit amount as compensation for the underlying job and the executive’s continued service throughout the year.

Our annual cash incentive opportunity is primarily intended to hold executives accountable for annual performance, although we also believe it aligns executives’ interests with those of our stockholders and helps us attract, retain and motivate executives. Our long-term equity incentives are primarily intended to align executives’ interests with those of our stockholders, although we also believe they help hold executives accountable for long-term performance and help us attract, retain and motivate executives. These are the elements of our current executive compensation program that are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each Named Officer’s annual bonus opportunity is paid out on an annual short-term basis and is designed to reward performance for that period. Long-term equity incentives are generally paid out or earned on a longer-term basis and are designed to reward performance over one or more years.

The individual compensation elements are intended to create a total compensation package for each Named Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities relative to similarly situated executives in the high technology industry included in the Radford Survey mentioned below. Magma, on behalf and at the direction of the Compensation and Nominating Committee, has regularly retained the services of compensation consultants. These consultants have been retained solely for the purposes of providing the Compensation and Nominating Committee with an independent review of competitive executive compensation and expert advice on best practices. The consultants retained have been selected by the Chairman of the Compensation and Nominating Committee and has served at the discretion of the Compensation and Nominating Committee. Although the consultants were engaged by Magma, both Magma and the Compensation and Nominating Committee had authority to terminate the consulting relationship at any time. For fiscal 2009, on behalf of the Compensation and Nominating Committee, Magma retained the consulting firm of J. Richard & Co. to review and provide recommendations for the total compensation package of its Named Officers. As part of the compensation review, the consulting firm did not examine data specific to any identified companies but rather analyzed compensation from the Radford Survey specific to the Software Product/Services and the technology industry resulting from a combination of three categories: (1) Software Product/Services under 200 million in Revenue; (2) Software Product/Services 200 million to 1 billion in revenue; and (3) all technology companies 200 million to 499 million in revenue. As a general practice, Magma targets each element of compensation at levels between the 50th and 75th percentiles of the similarly situated executives in the high technology industry included in the Radford Survey mentioned above. The Compensation and Nominating Committee reviewed the information provided by J. Richard & Co. (which did not include data specific to any identified companies but rather included compensation data within the three categories, as described above) and determined that this range is appropriate and necessary to attract, motivate and retain talented executives responsible for the success of Magma, which operates in an extremely competitive and rapidly changing part of the technology industry. With this in mind, the Compensation and Nominating Committee strives to set the executive compensation programs within the appropriate competitive framework and based on achievement of overall financial results and individual contributions by executives.

For fiscal 2010, Magma and the Compensation and Nominating Committee decided not to retain J. Richard & Co. or another consulting firm to assist the Compensation and Nominating Committee with a review of executive compensation for fiscal 2010. Although the Compensation and Nominating Committee has not finalized its review of executive compensation for fiscal 2010 as of the date of the filing of this Form 10-K, the Compensation and Nominating Committee determined that an independent review by a compensation consultant of competitive executive compensation data was not necessary. Rather, the Compensation and Nominating Committee felt that it had adequate information available to make decisions with respect to executive compensation for fiscal 2010 through its own knowledge and industry experience. In addition, given the economic condition of the Company and the market as a whole, the Compensation and Nominating Committee concluded that it was unlikely that material increases have been made to the compensation levels of similarly situated executives in the high technology industry included in the Radford Survey mentioned above since the survey was compiled. Consequently, the Compensation Nominating Committee felt that it was appropriate to continue to use the survey data and analysis provided by J. Richard & Co. for fiscal 2009 (as described above) for purposes of reviewing executive compensation for fiscal 2010.

Current Executive Compensation Program Elements

Base Salaries

As mentioned above, Magma provides base salary to its Named Officers and other employees primarily to attract, retain and motivate qualified individuals. Base salaries offer employees, including our Named Officers, a predictable benefit amount as compensation for the underlying job and the individual’s continued service throughout the year. The Compensation and Nominating Committee generally reviews the base salaries for each Named Officer shortly before or after the end of our preceding fiscal year to set base salaries for the upcoming fiscal year. In determining the appropriate fiscal 2009 base salary for each Named Officer, we considered the base salary, target bonus and target total cash compensation levels in effect for comparable executives using the Radford published survey, the experience of the retained compensation consulting firm of J. Richard & Co., the experience and personal performance of each officer, internal comparability considerations and Magma’s performance for its stockholders during the prior year. The weight given to each of these factors differed from individual to individual based on their different positions. In April 2008, we determined that the appropriate base salary for each Named Officer for fiscal 2009 would be as follows:

Named Officer	Fiscal 2009 Annual Base Salary ($)
Rajeev Madhavan	510,000
Roy E. Jewell	510,000
Peter S. Teshima	320,000
Bruce Eastman	300,000
David H. Stanley	300,000

In line with our philosophy of providing competitive compensation opportunities relative to similarly situated executives in the high technology industry included in the Radford Survey mentioned above, the fiscal 2009 base salary levels set in April 2008 for Named Officers ranged from the 50th percentile to the 75th percentile of the base salary levels in effect for similarly situated executives in the high technology industry included in the Radford Survey mentioned above.

However, in support of the Company’s cost-reduction activities, the Company instituted salary reductions in the third quarter of fiscal 2009 for Messrs. Madhavan, Jewell, Teshima, Eastman, and Stanley. In light of these salary reductions, said officers’ salaries were reduced by twenty percent (20%) such that, as of the end of the third quarter of fiscal 2009, their salaries were as follows:

Named Officer	Fiscal 2009 Reduced Base Salary ($)
Rajeev Madhavan	408,000
Roy E. Jewell	408,000
Peter S. Teshima	256,000
Bruce Eastman	240,000
David H. Stanley	240,000

At the time the Company instituted the salary reductions, the Compensation and Nominating Committee did not reassess the reduced base salary levels against market levels for similarly situated executives in the high technology industry included in the Radford Survey mentioned above to determine whether the reduced base salary levels for Named Officers would continue to fall within the targeted range. This is because we felt that the salary reductions were appropriate and necessary in light of the Company’s cost-reduction activities and economic conditions, regardless of whether the reductions resulted in base salaries falling below the usually targeted range.

The amount reported for each Named Officer in Column (c) of the Summary Compensation Table—Fiscal 2009 below reflects the aggregate base salary paid during fiscal 2009 before and after the salary reductions described above.

Due to current economic conditions, for fiscal 2010, the Compensation and Nominating Committee has decided to retain the reduced base salary levels identified in the table above for the Named Officers (other than Mr. Stanley whose employment at the Company ended on February 13, 2009). The Compensation and Nominating Committee may decide to make adjustments to the base salaries of then current employees, including the Named Officers, later in fiscal 2010 if the Compensation and Nominating Committee determines that such adjustments are necessary and appropriate in order to retain key talent and compensate key employees for services performed on a day-to-day basis.

Annual Cash Incentive Award

As described above, our annual cash incentive opportunity is primarily intended to hold executives accountable for annual performance, although we also believe it aligns executives’ interests with those of our stockholders and helps us attract, retain and motivate executives. The Compensation and Nominating Committee generally establishes each Named Officer’s target annual bonus and the overall bonus structure and mechanics for the upcoming fiscal year shortly before or after the end of our preceding fiscal year. The Compensation and Nominating Committee set each Named Officer’s target bonus for fiscal 2009 as a percentage of his base salary. Each Named Officer’s target bonus percentage was generally determined by reference to comparable bonus opportunities in effect for similarly situated executives in the high technology industry included in the Radford Survey mentioned above, the comparable bonus targets reported from published surveys including the Radford Survey, internal comparability with percentage targets of other executives and the executive’s level of responsibility, experience and knowledge. The Compensation and Nominating Committee also took into account each Named Officer’s total cash compensation opportunity (i.e., base salary plus bonus) relative to the total cash compensation opportunities for similarly situated executives in the high technology industry included in the Radford Survey mentioned above. In line with our philosophy of providing competitive compensation opportunities relative to these companies, the fiscal 2009 target bonus opportunities for the Named Officers other than Messrs. Madhavan and Jewell were set at the 75th percentile and for Messrs. Madhavan and Jewell were set at levels between the 50th and 75th percentile of the target bonus opportunities in effect for similarly situated executives in the high technology industry included in the Radford Survey mentioned above. Mr. Madhavan’s fiscal 2009 target bonus was set at 100% of his base salary, Mr. Jewell’s was set at 100% of his base salary, Mr. Eastman’s was set at 100% of his base salary, and the target bonuses for our other Named Officers were set at 60% of their respective base salaries. However, the actual bonus payable to any Named Officer may be higher or lower than his or her target bonus, depending on whether actual performance meets, partially meets, or exceeds the predetermined performance goals.

Other than with respect to Messrs. Madhavan and Jewell, for fiscal 2009, the target bonus percentage for each of the Named Officers was consistent with their respective target bonus percentages for fiscal 2008. With respect to Messrs. Madhavan and Jewel, for fiscal 2009, the Compensation and Nominating Committee determined that an increase in the target bonus percentage for Messrs. Madhavan and Jewell from 90% to 100% of their respective base salaries was appropriate. The Compensation and Nominating Committee made this determination after considering data gathered by J. Richard & Co. at the Average, 50th and 75th percentile for each element of compensation, including annual cash incentive opportunity, the Named Officer’s performance, the recommendations of J. Richard & Co., and the underwater status of the equity compensation awards granted to the Named Officers during fiscal 2008 and the fact that gains on total unvested equity compensation awards were very low as compared to each Named Officer’s salary.

The performance goals that the Named Officers were required to satisfy during fiscal 2009 in order to earn an annual bonus were based on Magma’s annual bookings, revenue, earnings per share and operating margin goals, with operating margin and earnings per share determined on a Non-GAAP basis. Non-GAAP operating margin and Non-GAAP earnings per share consisted of GAAP operating loss and GAAP net loss per share excluding charges for stock-based compensation, amortization of intangibles, restructuring charges, acquisition related charges, and certain other significant expenses that are non-recurring or not operating costs of its core business.

The Compensation and Nominating Committee selected these goals because it views bookings, revenue, earnings per share and operating margin as the metrics that most accurately measure each Named Officer’s performance during the year, closely correlates to growth in stockholder value and is straightforward to administer and communicate. The Compensation and Nominating Committee has the discretion to determine the appropriate amount of the target bonus payable to each Named Officer based on the Compensation and Nominating Committee’s review of the goals achieved. In addition, notwithstanding the level of achievement of the performance goals, the Compensation and Nominating Committee has the discretion to increase or decrease the bonus amount payable to each Named Officer based on the Compensation and Nominating Committee’s assessment of the individual’s performance during the fiscal year. As of the date of the filing of this Form 10-K, the Compensation and Nominating Committee has not yet completed its evaluation of the performance of the Company and each Named Officer with respect to the performance goals described above. Consequently, as of the date of the filing of this Form 10-K, the appropriate annual bonus for each Named Officer for fiscal 2009 has not yet been determined. However, based on an initial review of the performance of the Company and each Named Officer, the Compensation and Nominating Committee does not anticipate that annual bonuses will be paid for fiscal 2009 performance.

In setting the performance goals for the Named Officers, the Compensation and Nominating Committee assessed the anticipated difficulty and relevant importance to the success of Magma of achieving the performance goals. Achievement of the performance goals is measured against targets set forth in Magma’s annual plan, which is developed by the Audit Committee and approved by the Board of Directors. Historically, Magma has sometimes had difficulties achieving the target levels set forth in the annual plan. At the time the performance goals and target levels were set for the Named Officers, the Compensation and Nominating Committee believed that the target levels would be challenging to achieve based on the historical performance of Magma and due to the highly competitive nature of the electronic design automation industry, low industry growth rates, and fast changing technology.

For fiscal 2010, the Company has not made and does not anticipate making changes to the performance goals or target bonus percentages for the Named Officers (other than Mr. Stanley whose employment at the Company ended on February 13, 2009). However, as of the date of the filing of this Form 10-K, the Compensation and Nominating Committee has not yet completed its review of Magma’s current executive annual cash incentive program. Consequently, as of the date of the filing of this Form 10-K, disclosure cannot be provided with respect to the performance goals and target bonus percentages for the Named Officers for fiscal 2010.

Long-Term Equity Incentive Awards

Magma’s view is that the Named Officers’ long-term compensation should be directly linked to the value provided to our stockholders, and should be an important and significant component of our executive compensation program. The Named Officers’ long-term compensation for fiscal 2009 was awarded in the form of restricted stock units and stock options having an exercise price equal to the closing price of Magma’s common stock on the grant date.

Prior to fiscal 2009, stock options were our preferred equity award for the Named Officers because the options would not have any value unless the shares of Magma’s common stock appreciate in value following the grant date and therefore more compensation was “at risk” than would have been under awards of time-vested restricted shares or units. In order to be consistent with Magma’s practice of awarding “full value” awards to non-executive level employees as well as to continue to retain the Named Officers and after reviewing the retention value of the Named Officers’ outstanding stock options based on current vesting schedules and exercise prices relative to the fair market value of Magma’s common stock and data set forth in the Radford Survey provided by J. Richard & Co. concerning the amount and type of equity awards granted to similarly situated executives in the high technology industry, the Compensation and Nominating Committee initially determined that it was in the best interests of Magma to grant restricted stock units to executives, including the Named Officers, on a going forward basis beginning in fiscal 2009. However, during fiscal 2009, Magma’s stock price, like that of many other companies in the software industry, declined significantly in light of the volatility in the financial and stock markets, declining consumer confidence, and Magma’s financial performance during the first half of fiscal 2009. As a result, many of the Company’s outstanding stock options, including stock options held by the Named Officers, were underwater, and, in November 2008, the Company commenced an offer to exchange certain outstanding stock options for restricted stock units. However, our executive officers, including our Named Officers, were not eligible to participate in this offer. Consequently, in December 2008, the Compensation and Nominating Committee assessed the value of the equity compensation awards held by Named Officers and determined that the value of such awards had significantly declined, raising concerns about the competitive and retentive value of these awards. At that time, the Compensation and Nominating Committee determined that it would be appropriate to grant the Named Officers new equity awards that addressed retention concerns and reflected the current market conditions while incenting the Named Officers to maximize stockholder value. The Compensation and Nominating Committee reevaluated the exclusive use of restricted stock units and determined that it was in the best interests of Magma and Magma’s stockholders to put more of our Named Officer’s compensation “at risk” by ensuring that the Named Officer’s long-term compensation included both restricted stock units and stock options. As a result, the Compensation and Nominating Committee granted options to the Named Officers in December 2008. The number of options and restricted stock units granted to Named Officers for fiscal 2009 was as follows:

Named Officer	Options (#)	Restricted Stock Units (#)
Rajeev Madhavan	400,000	125,000
Roy E. Jewell	400,000	125,000
Peter S. Teshima	200,000	60,000
Bruce Eastman	320,000	—
David H. Stanley	100,000	50,000

In making the grants of restricted stock units to Named Officers, the Compensation and Nominating Committee considered the value of similar grants made to similarly situated executives in the high technology industry included in the Radford Survey mentioned above at the 75th percentile to determine the number of shares that will be subject to grants of restricted stock units for fiscal 2009, and the Compensation and Nominating Committee applied a 1 to 3 restricted stock unit to option exchange ratio (i.e., 1 restricted stock unit for 3 options that would have been granted). In making the grants of options to Named Officers, the Compensation and Nominating Committee followed the established general guidelines described below to determine the size of each Named Officer’s option award.

Stock option grants to our Named Officers typically vest and restricted stock units will vest in a series of installments over a four-year vesting period. We believe this four-year vesting period provides an incentive for the Named Officers to remain in our employ, and also focuses the Named Officers on the long-term performance of our company for the benefit of our stockholders. We believe the four-year vesting period together with annual grants expected to be made in successive years help create a long-term incentive and strike an appropriate balance between the interests of Magma, our stockholders and the individual Named Officers in terms of the incentive, value creation and compensatory aspects of these equity awards.

We have established general guidelines that help us determine the size of each Named Officer’s option award and will apply these guidelines to determine restricted stock unit grants on a 1 to 3 restricted stock unit to option exchange ratio. The guidelines are re-examined on an annual basis, and take into account such factors as the Named Officer’s responsibility level, a comparison with comparable awards made to similarly situated executives in the high technology industry included in the Radford Survey mentioned above, our long-term objectives for maintaining and expanding technological leadership through product development and growth, our expected performance, individual performance and contributions during the fiscal year, the Named Officer’s existing holdings of shares of our common stock and unvested stock options and other equity awards and the number and value of shares previously sold (including the amount realized to date from stock options previously exercised). When determining the size of each Named Officer’s option award under the guidelines, we also consider more technical mathematical metrics such as the projected value of the option if projected stockholder returns are attained over the option period and the value of the option as determined by the Black-Scholes model or the binomial model (or other models as recommended by the Financial Accounting Standards Board or the Securities and Exchange Commission). With respect to restricted stock units, the Compensation and Nominating Committee intends to use established general guidelines to determine the size of each Named Officer’s option award (as if they were to be option awards) and then to apply these guidelines to determine the actual restricted stock unit grants on a 1 to 3 restricted stock unit to option exchange ratio. The Compensation and Nominating Committee may also consider other relevant factors when determining the size of each Named Officer’s equity award, and may deviate from our guidelines if particular circumstances warrant. The number of options and restricted stock units granted to each Named Officer during fiscal 2009 and the grant-date fair value of these options and restricted stock units as determined under FAS 123R for purposes of Magma’s financial statements is presented in the “Grants of Plan-Based Awards in Fiscal 2009” table below.

A description of the material terms of the options and restricted stock units granted to each Named Officer during fiscal 2009 is presented in the narrative sections following the “Grants of Plan-Based Awards in Fiscal 2009” table below. As of the date of the filing of this Form 10-K, the Compensation and Nominating Committee has not yet granted any equity awards to the Named Officers for fiscal 2010. If it does so, it expects to continue to follow the philosophies and guidelines set forth above.

The Compensation and Nominating Committee historically has not had, and does not intend to establish, any program, plan or practice of timing the grant of equity awards to its executive officers in coordination with the release of material non-public information that is likely to result in either an increase or decrease in the price of Magma common stock.

Employment, Separation and Change of Control Arrangements

As described in further detail below, the Compensation and Nominating Committee has approved various change of control and severance arrangements for its executive officers, including the Named Officers. Prior to December 2008, Magma provided severance protection solely in the form of accelerated equity vesting in the change of control context. However, after taking into consideration the current economic environment and current market practices with respect to termination and change of control protection for similarly situated executives in the high technology industry included in the Radford Survey mentioned above, the Compensation and Nominating Committee determined that certain changes to Magma’s existing severance practices were necessary to ensure that Magma’s total compensation package for its executive officers remained competitive and would continue to attract and retain qualified executives.

Further, we believe that providing the Named Officers with severance protections in the change of control context is appropriate. Magma may from time to time consider the possibility of an acquisition by another company or other change of control. Magma recognizes that Named Officers may be concerned with the instability of their employment in the event of a change of control and that the possibility of a change of control of Magma may cause Named Officers to consider alternative employment opportunities. Magma believes that providing such individuals with cash severance benefits, vesting acceleration and other benefits in connection with a change of control and their termination thereafter will help to (i) secure their continued dedication and objectivity, notwithstanding the possibility, threat or occurrence of a change of control and (ii) provide such individuals with an incentive to continue employment and motivate them to maximize the value of Magma upon a change of control for the benefit of its stockholders. Consequently, in December 2008, the Compensation and Nominating Committee approved employment and severance agreements for it executive officers, including the Named Officers, which primarily provide for cash severance benefits, vesting acceleration, and other benefits upon certain terminations in connection with a change of control of Magma.

Employment and Severance Arrangements

On December 22, 2008, the Compensation and Nominating Committee approved and authorized Magma to enter into tier 1 employment and severance agreements (each, a “Tier 1 Employment and Severance Agreement”) with each of Rajeev Madhavan, Roy E. Jewell, Bruce Eastman and Peter S. Teshima and tier 2 employment and severance agreements (each, a “Tier 2 Employment and Severance Agreement”) with David H. Stanley and certain other officers. The foregoing agreements shall be collectively referred to as the “Employment and Severance Agreements”. The level of severance payments and benefits under the Employment and Severance Agreement for Mr. Stanley (who has since left Magma) was lower than for the other Named Officers. This is because the Compensation and Nominating Committee felt that it was appropriate to have two tiers of severance benefits based on retention needs and market conditions. The Employment and Severance Agreements are described in further detail in the “Potential Payments Upon Termination or Change in Control” section below.

Other Change of Control Arrangements

In addition, outstanding equity awards held by the Named Officers are subject to additional acceleration of vesting in connection with a change of control or certain subsequent terminations of employment. If a change of control of Magma occurs, 25% of each Named Officer’s unvested options granted subsequent to any initial hire-on grants (granted on or after October 22, 2003) will become immediately vested and exercisable except for Mr. Stanley whose employment ended on February 13, 2009. If any Named Officer’s employment is involuntarily terminated without cause within the first year following the change of control, an additional 50% of his unvested options granted subsequent to any initial hire-on grants (granted on or after October 22, 2003) will generally become vested and exercisable except for Mr. Stanley whose employment ended on February 13, 2009. For this purpose, an involuntary termination includes a termination of the Named Officer’s employment by Magma without cause and the occurrence of certain events that we have determined result in a constructive termination of the Named Officer’s employment (as described in further detail in the “Potential Payments Upon Termination or Change of Control” section below).

In addition, if a change of control of Magma occurs, 25% of each Named Officer’s unvested restricted stock units granted subsequent to any initial hire-on grants will become immediately vested and exercisable except for Mr. Stanley whose employment ended on February 13, 2009. If any Named Officer’s employment is involuntarily terminated without cause within the first year following the change of control, an additional 50% of his unvested restricted stock units granted subsequent to any initial hire-on grants will generally become vested, except for Mr. Stanley whose employment ended on February 13, 2009.

280G Parachute Payments and Excise Taxes

Magma’s current policy is (i) not to pay Named Officers any “gross ups” for parachute payment excise taxes under Section 4999 of the Internal Revenue Code, and (ii) to avoid losing its related tax deduction for any parachute payments under Section 280G of the Internal Revenue Code attributable to equity vesting acceleration. Therefore, any accelerated option or restricted stock unit vesting upon or following a change of control is subject to the 2001 Plan’s general parachute payment limitation. The parachute payment cap provides that if any payments under the 2001 Plan would be considered “parachute payments” under Section 280G of the Internal Revenue Code, the value of such payments will be reduced to the maximum amount that would permit Magma to preserve its full tax deduction for the awards. This parachute payment limitation may result in a reduced percentage of each Named Officer’s unvested options or restricted stock units becoming vested and, if applicable, exercisable upon or following a change of control, and ensures that Magma will not lose its tax deduction for these awards.

Separation Agreement with David Stanley

On February 11, 2009, Magma entered into a Separation Agreement and Mutual Release with David Stanley (the “Separation Agreement”). Pursuant to this Separation Agreement, Mr. Stanley’s employment at Magma ended on February 13, 2009 and, in exchange for a release of claims against Magma, received the separation payments and benefits described in the “Potential Payments Upon Termination or Change of Control” section below. The Compensation and Nominating Committee felt that these payments and benefits were appropriate based on Mr. Stanley’s service to Magma and to secure a release of claims.

Retirement Benefits under the 401(k) Plan and Generally Available Benefit Programs

In fiscal 2009, Named Officers were eligible to participate in Magma’s employee stock purchase plan and the health and welfare programs that are generally available to other Magma employees, including medical, dental, vision, life, short-term and long-term disability, employee assistance, flexible spending, accidental death & dismemberment and certain other fringe benefit plans. In addition, Magma offers supplemental disability insurance to executives, including the Named Officers.

Magma also maintains a tax-qualified 401(k) Plan (the “401(k) Plan”), which is broadly available to Magma’s general employee population. The 401(k) Plan covers essentially all Magma employees. Eligible employees may make voluntary contributions to the 401(k) Plan from their annual eligible compensation up to applicable regulatory limits. Magma is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. However, Magma has not made any contributions to the Plan.

The 401(k) Plan and other generally available benefit programs allow Magma to remain competitive, and Magma believes that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial protection for retirement and enhanced health and productivity. These benefit programs typically do not factor into decisions regarding executive compensation packages.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code places a $1.0 million limit on the tax deductibility of compensation paid or accrued with respect to a covered employee of a publicly-held corporation. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. We believe that all compensation realized in fiscal 2009 by the Named Officers is deductible under Section 162(m). Our general intention is to comply with Section 162(m) where possible, and we believe the 2001 Plan complies with the requirements of that section to permit deductibility of the options awarded to the Named Officers under the plan as performance-based compensation. However, Magma reserves the right to pay compensation that is not deductible if the Compensation and Nominating Committee determines that it is appropriate to do so.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation and Nominating Committee of our Board of Directors is currently composed of Messrs. Silvestri, Ng and Rohrs. No interlocking relationship exists between any member of our Compensation and Nominating Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation and Nominating Committee is or was formerly an officer or an employee of Magma or any of its subsidiaries.

COMPENSATION COMMITTEE REPORT

The Compensation and Nominating Committee has certain duties and powers as described in its charter. The Compensation and Nominating Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation and Nominating Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Nominating Committee of the
Board of Directors

Chester J. Silvestri (Chair)
Timothy J. Ng
Thomas M. Rohrs

SUMMARY COMPENSATION TABLE

The following table presents information concerning the total compensation of (i) our principal executive officer, (ii) our principal financial officer, (iii) our other most highly compensated executive officers, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our 2009 fiscal year, and (iv) a former executive officer for whom disclosure would have been provided pursuant to Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer at the end of fiscal 2009 (our “named executive officers”). No disclosure is provided for fiscal 2007 or fiscal 2008 for those persons who were not named executive officers in fiscal 2007 and fiscal 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
Rajeev Madhavan	2009	468,159	—	208,696	635,758	—	840	1,313,453
Chief Executive Officer	2008	475,000	—	—	675,913	265,050	—	1,415,963
	2007	420,000	—	—	623,263	300,279	—	1,343,542

Peter S. Teshima	2009	293,591	—	100,174	387,389	—	990	782,144
Corporate Vice President, Finance and Chief Financial Officer	2008	300,000	—	—	409,852	111,600	—	821,452
	2007	250,000	—	—	258,063	165,600	—	673,663

Roy E. Jewell	2009	468,159	—	208,696	882,715	—	1,932	1,561,502
President and Chief Operating Officer	2008	475,000	—	—	926,935	265,050	—	1,666,985
	2007	420,000	—	—	778,805	300,279	—	1,499,084

Bruce Eastman	2009	280,568	—	—	92,126	—	1,581	374,275
Corporate Vice President, Worldwide Field Operations

David H. Stanley(5)	2009	223,636	—	98,477	506,722	—	323,348	1,152,183
Corporate Vice President, Corporate Affairs	2008	290,000	—	—	293,640	107,880	—	691,520
	2007	270,000	—	—	173,748	163,944	—	607,692

(1)	Stock awards consist only of restricted stock units. Amounts shown in this column do not reflect compensation actually received by the named executive officer. Instead, the dollar value of the awards shown in this column is the compensation cost recognized for financial statement reporting purposes for fiscal 2009 in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” (SFAS No. 123R), but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of stock-based compensation contained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(2)	Option awards consist only of stock options. Amounts shown in this column do not reflect compensation actually received by the named executive officer. Instead, the dollar value of the awards shown in this column is the compensation cost recognized for financial statement reporting purposes for fiscal 2007, fiscal 2008 and fiscal 2009 in accordance with the provisions of SFAS No. 123R, but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of stock-based compensation contained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(3)	The amounts under Non-Equity Incentive Plan Compensation reflect bonuses granted pursuant to the executive bonus plans adopted by the Compensation and Nominating Committee on April 29, 2008 (the “2009 Bonus Plan”), April 5, 2007 (the “2008 Bonus Plan”) and April 25, 2006 (the “2007 Bonus Plan”). Amounts to be paid under the 2009 Bonus Plan, if any, will be paid in fiscal 2010. Amounts paid under the 2008 Bonus Plan and 2007 Bonus Plan were paid in fiscal 2009 and 2008, respectively, but are reported for the year in which they were earned.
(4)	The amounts under All Other Compensation reflect payment of premiums for group term life insurance, except in the case of Mr. Stanley, where the reported amount also reflects $320,025 of severance benefits provided to Mr. Stanley upon his departure from the Company pursuant to the terms of his Separation Agreement. See “Separation Agreement with David Stanley,” below.
(5)	Mr. Stanley resigned as Magma’s Corporate Vice President, Corporate Affairs in February 2009.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

The following table presents information concerning each grant of an award to a named executive officer during fiscal 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Number of Shares of Stock or Units (#)(2)	Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
(a)	(b)	(c)	(d)		(e)	(i)	(j)	(k)	(l)
Rajeev Madhavan	5/9/08					125,000	—	—	848,738
	12/22/08					—	400,000	1.00	227,720
	—	—	408,000		—	—	—	—	—

Peter S. Teshima	5/9/08					60,000	—	—	407,394
	12/22/08					—	200,000	1.00	113,860
	—	—	153,600		—	—	—	—	—

Roy E. Jewell	5/9/08					125,000	—	—	848,738
	12/22/08					—	400,000	1.00	227,720
	—	—	408,000		—	—	—	—	—

Bruce Eastman	5/6/08					—	120,000	7.00	329,784
	12/22/08					—	200,000	1.00	113,860
	—	—	240,000		—	—	—	—	—

David H. Stanley	5/9/08					50,000	—	—	339,495
	12/22/08					—	100,000	1.00	56,930
	—	—	144,000	(5)	—	—	—	—	—

(1)	Reflects the target payment amounts that named executive officers may receive under the 2009 Bonus Plan, depending on performance against the metrics described in further detail in the “Compensation Discussion and Analysis—Annual Cash Incentive Award” section above. There are no minimum or maximum payment amounts specified under the 2009 Bonus Plan. The actual payout is determined by the Compensation and Nominating Committee. A determination of the actual bonus amounts for fiscal 2009, if any, has not yet been made by the Compensation and Nominating Committee.
(2)	Stock awards granted to the named executive officers were granted under our 2001 Stock Incentive Plan and vest annually over four years from the grant date.
(3)	Stock options granted to the named executive officers were granted under our 2001 Stock Incentive Plan and vest monthly over four years, with 1/48th of the shares subject to each such option vesting monthly from the grant date.
(4)	Reflects the grant date fair value of each equity award computed in accordance with SFAS No. 123R. These amounts do not correspond to the actual value that will be recognized by the named executive officers. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of stock-based compensation contained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(5)	Mr. Stanley left Magma in February 2009 and is no longer eligible to receive a payment under the 2009 Bonus Plan.

Each named executive officer’s stock option and restricted stock unit award has a maximum term of five years, although this term may be shortened if the named executive officer’s employment terminates. Unless exercised, a named executive officer’s stock options will generally terminate three months after the date of termination of employment, unless the termination occurs as a result of death or total and permanent disability, in which case the stock options will terminate six months after the date of termination of employment. If, however, Magma terminates a named executive officer for cause (as such term is defined in the applicable stock option agreement), the stock options will terminate seven days after the named executive officer’s termination of employment. Stock option and restricted stock awards are generally only transferable to a beneficiary of a named executive officer upon his death.

The Compensation and Nominating Committee administers the 2001 Stock Incentive Plan and has the ability to interpret and make all required determinations under the plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding options to reflect any impact resulting from various corporate events such as combinations, consolidations, recapitalizations or stock splits.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

The following table presents information concerning unexercised options and stock that has not vested as of the end of fiscal 2009 for each named executive officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(8)	Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
(a)		(b)	(c)		(e)	(f)	(g)	(h)
Rajeev Madhavan	9/29/00	300,000	—		11.55	9/29/2010	—	—
	9/4/01	42,857	—		6.416	9/4/2011	—	—
	1/16/03	60,000	—		7.70	1/16/2013	—	—
	7/23/03	250,000	—		16.57	7/23/2013	—	—
	4/28/04	60,000	—		20.08	4/28/2014	—	—
	2/7/05	60,000	—		13.47	2/7/2015	—	—
	6/8/05	115,000	5,000	(2)	8.54	6/8/2015	—	—
	5/2/06	196,012	58,274	(3)	7.85	5/2/2011	—	—
	4/5/07	156,250	143,750	(4)	12.09	4/5/2012	—	—
	12/22/08	33,333	366,667	(2)	1.00	12/22/2013	—	—
	5/9/08	—	—		—	—	125,000	226,250

Peter S. Teshima	8/22/05	42,710	3,884	(5)	9.20	8/22/2010	—	—
	5/2/06	154,166	45,834	(3)	7.85	5/2/2011	—	—
	4/5/07	78,125	71,875	(4)	12.09	4/5/2012	—	—
	12/22/08	16,666	183,334	(2)	1.00	12/22/2013	—	—
	5/9/08	—	—		—	—	60,000	108,600

Roy E. Jewell	1/16/03	42,500	0		7.70	1/16/2013	—	—
	5/14/03	18,107	0		7.00	5/14/2013	—	—
	7/23/03	125,000	0		16.57	7/23/2013	—	—
	4/28/04	60,000	0		20.08	4/28/2014	—	—
	2/7/05	60,000	0		13.47	2/7/2015	—	—
	6/8/05	115,000	5,000	(2)	8.54	6/8/2015	—	—
	5/2/06	407,605	121,181	(3)	7.85	5/2/2011	—	—
	4/5/07	156,250	143,750	(4)	12.09	4/5/2012	—	—
	12/22/08	33,333	366,667	(2)	1.00	12/22/2013	—	—
	5/9/08	—	—		—	—	125,000	226,250

Bruce Eastman	5/6/08	—	120,000	(6)	7.00	5/6/2013	—	—
	12/22/08	16,666	183,334	(2)	1.00	12/22/2013	—	—

David H. Stanley(7)	11/30/05	85,000	—		8.45	11/30/2010	—	—
	5/2/06	38,333	—		7.85	5/2/2011	—	—
	4/5/07	106,250	—		12.09	4/5/2012	—	—
	12/22/08	27,083	—		1.00	12/22/2013	—	—

(1)	All exercisable options are currently vested.
(2)	Option vests monthly over 48 months from grant date.
(3)	Option vests monthly over 48 months from April 3, 2006.
(4)	Option vests monthly over 48 months from April 2, 2007.
(5)	Option vests 12.5% on the six month anniversary of the grant date and then monthly thereafter.
(6)	Option vests 25% on May 6, 2009 and then monthly thereafter.
(7)	In connection with Mr Stanley’s termination of employment, Mr. Stanley received one year of accelerated vesting as to all of his outstanding options, and the unvested portions of his options were cancelled. As part of his separation agreement, he was granted an extension to exercise his options until February 15, 2010
(8)	These restricted stock units vest 25% on each of December 22, 2009, 2010, 2011 and 2012.
(9)	Market value of unvested restricted stock units is based on the last reported sales price of our common stock on the NASDAQ Global Market of $1.81 per share on May 1, 2009, which was the last trading day before our fiscal year-end.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2009

The following table provides information with respect to option exercises and stock vested during fiscal 2009 for each named executive offer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Rajeev Madhavan	—	—	—	—
Peter S. Teshima	—	—	—	—
Roy E. Jewell	—	—	—	—
Bruce Eastman	—	—	—	—
David H. Stanley	—	—	12,500	$15,000

(1)	Pursuant to the terms of Mr. Stanley’s Separation Agreement, Mr. Stanley received one year of accelerated vesting as to his then unvested stock options and restricted stock units, effective February 13, 2009. Market value of shares on the date of vesting is based on the last reported sales price of our common stock on the NASDAQ Global Market on February 13, 2009, the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Accelerated Vesting of Equity Awards in Connection with a Change in Control

Named executive officers may be entitled to accelerated vesting of their outstanding stock options and unvested stock awards in connection with a change in control or similar transaction. For options granted on or after October 22, 2003 (other than any initial hire-on grants), if a change in control of Magma occurs, 25% of each named executive officer’s unvested options and restricted stock units will become immediately vested and exercisable. Mr. Stanley is not entitled to such accelerated vesting because his employment with us terminated in February 2009. For a description of the severance benefits provided to Mr. Stanley upon termination of his employment, please see “Separation Agreement with David Stanley” below.

Any potential accelerated option vesting upon a change in control is subject to the 2001 Plan’s general parachute payment limitation. The 2001 Plan provides that if any payment or transfer under the plan would be considered non-deductible parachute payments under Section 280G of the Internal Revenue Code, then the value of such payments will be reduced to the maximum amount that would permit Magma to preserve its full tax deduction for the awards. Depending on the timing of any change in control, the number of options that vest and each named executive officer’s compensation earned in preceding years, this parachute payment limitation may result in a reduced percentage of each named executive officer’s unvested options becoming vested and exercisable upon a change in control.

Employment and Severance Agreements

On December 22, 2008, the Compensation and Nominating Committee approved and authorized Magma to enter into Tier 1 employment and severance agreements (each, a “Tier 1 Employment and Severance Agreement”) with each of Rajeev Madhavan, Roy E. Jewell, Bruce Eastman and Peter S. Teshima and Tier 2 employment and severance agreements (each, a “Tier 2 Employment and Severance Agreement”) with David H. Stanley and certain other officers.

Tier 1 Employment and Severance Agreements

Pursuant to the Tier 1 Employment and Severance Agreements, if the applicable officer’s employment with us terminates as a result of “involuntary termination” other than for “cause” at any time within three (3) months prior to or twelve (12) months after a “change of control,” then the applicable officer shall be entitled to the following:

•

a severance payment equal to the sum of (x) two times the applicable officer’s base compensation for Magma’s fiscal year then in effect or, if greater, two times the applicable officer’s base compensation for Magma’s fiscal year immediately preceding the termination date, plus (y) two times the applicable officer’s target incentive for the fiscal year then in effect (or, if no target incentive is in effect for such year, the highest target incentive in the three (3) preceding fiscal years);

•

accelerated vesting pursuant to which the unvested portion of any stock option(s) or other equity awards held by the applicable officer under Magma’s stock option plans and other equity compensation plans or instruments shall vest and become exercisable in full; and

•

a lump sum payment in an amount equivalent to the reasonably estimated cost the applicable officer may incur to extend for a period of twenty four (24) months medical coverage substantially similar to that enjoyed by the applicable officer immediately prior to the involuntary termination. The applicable officer may use this payment, as well as any other payment made under the Tier 1 Employment and Severance Agreement, for such continuation coverage or for any other purpose. Such payment will be made on the date that is six (6) months after the applicable officer’s termination of employment.

The Tier 1 Employment and Severance Agreements include a constructive termination clause pursuant to which the applicable officer’s resignation for “good reason” shall constitute “involuntary termination,” provided that the applicable officer’s termination of employment occurs not later than twelve (12) months from the initial occurrence of such good reason, the applicable officer has provided notice to Magma of the event constituting good reason within ninety (90) days of its initial occurrence and Magma has had at least thirty (30) days to cure the good reason event and has failed to do so.

Tier 2 Employment and Severance Agreements

Pursuant to the Tier 2 Employment and Severance Agreements, if the applicable officer’s employment with us terminates as a result of “involuntary termination” other than for “cause” at any time within twelve (12) months after a “change of control,” then the applicable officer shall be entitled to the following:

•

a severance payment equal to the sum of (x) one year of the applicable officer’s base compensation for Magma’s fiscal year then in effect or, if greater, the applicable officer’s base compensation for Magma’s fiscal year immediately preceding the termination date, plus (y) the amount of the applicable officer’s target incentive for the fiscal year then in effect (or, if no target incentive is in effect for such year, the highest target incentive in the three (3) preceding fiscal years);

•

accelerated vesting pursuant to which the unvested portion of any stock option(s) or other equity awards held by the applicable officer under Magma’s stock option plans and other equity compensation plans or instruments shall vest and become exercisable in full; and

•

a lump sum payment in an amount equivalent to the reasonably estimated cost the applicable officer may incur to extend for a period of twenty four (24) months medical coverage substantially similar to that enjoyed by the applicable officer immediately prior to the involuntary termination. The applicable officer may use this payment, as well as any other payment made under the Tier 2 Employment and Severance Agreement, for such continuation coverage or for any other purpose. Such payment will be made on the date that is six (6) months after the applicable officer’s termination of employment.

In contrast to the Tier 1 Employment and Severance Agreements, the Tier 2 Employment and Severance Agreements do not contain a constructive termination clause.

Other Severance Arrangements

In addition, we may from time to time provide severance payments and benefits to our named executive officers and other employees in connection with their termination of employment, typically pursuant to separation agreements entered into at the time of termination of employment, as we did when Mr. Stanley left Magma. For a description of the severance benefits provided to Mr. Stanley upon termination of his employment, please see “Separation Agreement with David Stanley” below.

The following table provides information concerning the estimated payments and benefits that would have been provided to the following named executive officers in the circumstances described above, assuming a change in control of Magma had occurred on May 3, 2009 (the last day of fiscal 2009).

		Estimated Payments and Benefits(1)
Name	Type of Benefit	Upon a Change in Control ($)	Involuntary Termination Other Than For Cause or Voluntary Termination for Good Reason In Connection With a Change in Control ($)
Rajeev Madhavan	Salary	—	475,000
	Annual Incentive Bonus	—	475,000
	Vesting Acceleration(2)	130,813	523,250
	Continued Coverage of Employee Benefits(3)	—	35,897

	Total Termination Benefits:	130,813	1,509,147

Peter S. Teshima	Salary	—	300,000
	Annual Incentive Bonus	—	180,000
	Vesting Acceleration(2)	64,275	257,101
	Continued Coverage of Employee Benefits(3)	—	34,718

	Total Termination Benefits:	64,275	771,819

Roy E. Jewell	Salary	—	475,000
	Annual Incentive Bonus	—	475,000
	Vesting Acceleration(2)	130,813	523,250
	Continued Coverage of Employee Benefits(3)	—	24,130

	Total Termination Benefits:	130,813	1,497,380

Bruce Eastman	Salary	—	240,000
	Annual Incentive Bonus	—	240,000
	Vesting Acceleration(2)	37,125	148,501
	Continued Coverage of Employee Benefits(3)	—	24,130

	Total Termination Benefits:	37,125	652,631

(1)	Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2009 (May 3, 2009), and the price per share of Magma’s common stock is the closing price on the NASDAQ Global Market as of May 1, 2009 ($1.81), which was the last trading day before Magma’s fiscal year-end. There can be no assurance that a triggering event would produce the same or similar results as those estimated if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.
(2)	Reflects the aggregate market value of unvested option grants and restricted stock units that would become vested under the circumstances. Aggregate market value for such stock options is computed by multiplying (i) the difference between $1.81 and the exercise price of the option, by (ii) the number of shares underlying unvested options at May 3, 2009. Aggregate market value for such restricted stock units is computed by multiplying (i) $1.81 by (ii) the number of shares underlying unvested restricted stock units at May 3, 2009.
(3)	Assumes continued coverage of health coverage benefits at the same level of coverage provided for fiscal 2009.

Separation Agreement with David Stanley

In February 2009, Magma entered into a Separation Agreement and Mutual Release with David Stanley, which provided for the following severance benefits: (i) a lump sum payment of $300,000.00 and for twelve (12) months of COBRA coverage from March 1, 2009 through February 28, 2010 (pursuant to which Mr. Stanley will receive a lump sum payment grossed up for taxes in the amount of $20,024.76 to cover the costs of COBRA coverage for twelve (12) months)); (ii) outplacement services; (iii) one year of accelerated vesting as to his then unvested stock options and restricted stock units; and (iv) extension of the post-termination exercise period for his outstanding options until February 15, 2010.

DIRECTOR COMPENSATION—FISCAL 2009

The following table presents information regarding the compensation paid for fiscal 2009 to individuals who were members of our Board of Directors at any time during fiscal 2009 and who were not also employees (referred to herein as “Non-Employee Directors”). The compensation paid to any director who was also an employee during fiscal 2009 is presented above in the “Summary Compensation Table.” Such employee-directors do not receive separate compensation for service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
(a)	(b)	(c)	(d)	(h)
Kevin C. Eichler	58,250	33,437	36,949	128,636
Susumu Kohyama	36,000	33,437	54,503	123,940
Timothy Ng	53,000	33,437	36,949	123,386
Thomas M. Rohrs	69,619	33,437	36,949	140,005
Chester J. Silvestri	76,500	33,437	36,949	146,886

(1)	Amounts shown do not reflect compensation actually received by the director. Instead the dollar value of these awards is the compensation cost associated with options or restricted stock units vesting during fiscal 2009 that were recognized for financial statement reporting purposes in accordance with the provisions of SFAS No. 123R, but excluding any estimate of future forfeitures related to service-based vesting conditions and reflecting the effect of any actual forfeitures. For a discussion of the assumptions and methodologies used to value these awards and to calculate the amounts reported, please see the discussion of stock-based compensation contained in Note 15 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
(2)	As described below, each Non-Employee Director was granted an award of 10,000 restricted stock units following the conclusion of the annual meeting of stockholders held in August 2008, which will vest in full on the day immediately prior to our 2009 annual meeting of stockholders if the director continues as a member of the Board on that date. Each Non-Employee Director’s stock option award had a value (for financial statement reporting purposes) equal to $49,399 on the grant date.
(3)	As of May 3, 2009, the aggregate number of shares underlying options and restricted stock units outstanding for each of our Non-Employee Directors was as follows:

Name	Aggregate Number of Shares Underlying Options (#)	Aggregate Number of Shares Underlying RSUs (#)
Kevin C. Eichler	263,333	10,000
Susumu Kohyama	133,333	10,000
Timothy Ng	213,333	10,000
Thomas M. Rohrs	253,366	10,000
Chester J. Silvestri	223,366	10,000

Annual Retainer and Fees

The following table sets forth the schedule of annual retainer fees, committee fees and meeting fees for each Non-Employee Director in effect during fiscal 2009:

Type of Fee	Amount ($)
Annual Board Retainer	30,000
Additional Annual Fee to the Chairman of Audit Committee	20,000
Additional Annual Fee to the Chairman of Compensation and Nominating Committee	15,000
Additional Annual Fee to non-Chair Members of Audit Committee	10,000
Additional Annual Fee to non-Chair Members of Compensation and Nominating Committee	7,500
Fee for Each Board or Committee Meeting Attended In Person	2,500
Fee for Each Board or Committee Meeting Attended Telephonically	1,000

All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as directors.

Equity Awards

Non-Employee Directors receive automatic grants of equity awards under Magma’s 2001 Stock Incentive Plan (the “2001 Plan”). Each Non-Employee Director who joins the Board of Directors will receive an initial award of 20,000 restricted stock units upon appointment or election. The initial award will vest as to 25% on the first anniversary of the award date if the director continues as a member of the Board of Directors on that date. The remainder of such award will vest quarterly over the 12 quarters following the first anniversary of the award date if the director continues as a member of the Board of Directors on each vesting date. In addition, each continuing Non-Employee Director will receive 10,000 restricted stock units on the first business day following the regular annual meeting of stockholders. Any directors appointed to the Board of Directors after the regular annual meeting will be entitled to a pro-rata portion of this annual restricted stock unit grant. The annual awards and the interim awards vest in full on the day immediately prior to the annual meeting of stockholders in the year immediately following the year of the grant if the director continues as a member of the Board on that date. All awards will vest fully upon a change in control of Magma, as set forth under the 2001 Plan.

Non-Employee Director stock options granted have a normal (and maximum) term of five years, although this term may be shortened if the director’s service terminates. Unless exercised, director stock options will generally terminate three months after the date of the Non-Employee Director’s termination of service. However, the stock options will terminate six months after the date of the Non-Employee Director’s termination of service if the termination of service occurs as a result of the director’s death or total and permanent disability.

The Compensation and Nominating Committee administers the 2001 Plan and has the ability to interpret and make all required determinations under the plan, subject to plan limits. This authority includes making required proportionate adjustments to outstanding options to reflect any impact resulting from various corporate events such as combinations, consolidations, recapitalizations or stock splits.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2009 (the “Table Date”) as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our executive officers named in the “Summary Compensation Table”; (iii) each of our current directors; and (iv) all current directors and executive officers as a group. Unless otherwise stated below, beneficial ownership information is based solely upon information furnished by the respective stockholders in their filings with the Securities and Exchange Commission. Unless otherwise noted below, the address of each beneficial owner is c/o Magma Design Automation, Inc., 1650 Technology Drive, San Jose,

California 95110. The percentage of common stock beneficially owned is based on 48,255,679 shares outstanding as of June 30, 2009. Shares of common stock that may be issued pursuant to the exercise or conversion of options, warrants or convertible securities within 60 days of June 30, 2009 are deemed to be issued and outstanding in calculating the percentage ownership of each of those stockholders possessing such interest, but not for any other stockholders.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
5% Stockholders:
Andreas Bechtolsheim(2)	3,671,446	7.6%
S Squared Technology, LLC & S Squared Technology Partners, L.P.(3)	3,606,100	7.5%
Ahmet H. Okumus(4)	2,866,778	5.9%
Barclays Global Investors, NA(5)	2,412,443	5.0%
Ameriprise Financial, Inc.(6)	2,368,383	4.9%
Named Executive Officers and Directors:
Rajeev Madhavan(7)	2,284,679	4.6%
Roy E. Jewell(8)	1,148,232	2.3%
Peter S. Teshima(9)	376,279	*
Bruce Eastman(10)	70,833	*
David H. Stanley(11)	270,853	*
Kevin C. Eichler(12)	243,333	*
Susumu Kohyama(13)	113,333	*
Timothy J. Ng(14)	193,333	*
Thomas M. Rohrs(15)	233,366	*
Chester J. Silvestri(16)	203,366	*
All current directors and executive officers as a group (9 persons)(17)	4,866,754	9.3%

*	Amount represents less than 1% of the outstanding shares of Magma’s common stock.
(1)	To Magma’s knowledge, other than as described below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.
(2)	This information was obtained from the stockholder.
(3)	This information was obtained from a Schedule 13G filed with the SEC on February 2, 2009. According to the filing, S Squared Technology, LLC (“SST”) and S Squared Technology Partners, L.P. (“SSTP”), Seymour L. Goldblatt and Kenneth A. Goldblatt are the beneficial owners. SST and SSTP are registered investment advisers. Seymour Goldblatt is the President of each of SST and SSTP and owns a majority of the interests in SST. Kenneth Goldblatt owns a majority of the interests in SSTP. The address of the entities is 515 Madison Avenue, New York, NY 10022.
(4)	This information was obtained from a Schedule 13G filed with the SEC on February 13, 2009. The stockholder’s address is 850 Third Avenue, 10th Floor, New York, NY 10022.
(5)	According to its Schedule 13G filed with the SEC on February 5, 2009, the shares reported are held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts. The entities reported are Barclays Global Investors, NA, 400 Howard Street, San Francisco, CA 94105; Barclays Global fund Advisors, 400 Howard Street, San Francisco, Ca 94105; Barclays global Investors, Ltd., Murray House, 1 Royal Mint Court, London, EC3N 4HH, England; Barclays Global Investors Japan Limited, Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402, Japan; Barclays Global Investors Canada Limited, Brookfield Place, 161 Bay Street, Suite 2500, Toronto, Ontario, M5J 2S1 Canada; Barclays Global Investors Australia Limited, Level 43, Grosvenor Place, 225 George Street, Sydney, Australia NSW 1220; and Barclays Global Investors (Deutschland) AG, Apianstrasse 6, Unterfohring, D-85774, Germany.

(6)	According to its Schedule 13G filed with the SEC on February 12, 2009, Ameriprise Financial, Inc. (“AFI”) is the parent company of RiverSource Investments, LLC (“RvS”). AFI, as the parent, may be deemed to beneficially own the shares reported and, accordingly, the shares reported by AFI include those shares separately reported by RvS.
(7)	Includes 1,346,428 shares issuable upon exercise of stock options within 60 days of the Table Date. Also includes 349,062 shares held by the Madhavan Living Trust UAD 10/29/1998. Mr. Madhavan and his spouse, Geetha Madhavan, are trustees of the Madhavan Living Trust UAD 10/29/1998.
(8)	Includes 1,107,928 shares issuable upon exercise of stock options within 60 days of the Table Date.
(9)	Includes 334,093 shares issuable upon exercise of stock options within 60 days of the Table Date.
(10)	Includes 70,833 shares issuable upon exercise of stock options within 60 days of the Table Date.
(11)	Includes 256,666 shares issuable upon exercise of stock options within 60 days of the Table Date.
(12)	Includes 243,333 shares issuable upon exercise of stock options within 60 days of the Table Date.
(13)	Includes 113,333 shares issuable upon exercise of stock options within 60 days of the Table Date.
(14)	Includes 193,333 shares issuable upon exercise of stock options within 60 days of the Table Date.
(15)	Includes 233,366 shares issuable upon exercise of stock options within 60 days of the Table Date.
(16)	Includes 203,366 shares issuable upon exercise of stock options within 60 days of the Table Date.
(17)	Includes 3,846,013 shares issuable upon exercise of stock options within 60 days of the Table Date. Excludes shares and options held by Mr. Stanley, who left Magma in February 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Magma’s 2001 Plan and 2001 Employee Stock Purchase Plan were both approved by stockholders. Magma’s 1997 Stock Incentive Plan and 1998 Stock Incentive Plan, which were terminated in connection with Magma’s November 2001 initial public offering, were also approved by stockholders. Magma’s 2004 Employment Inducement Award Plan (“Inducement Plan”) was not approved by stockholders. The Inducement Plan provides for awards to recently hired employees who are not executive officers or directors. The following table gives information about equity awards under these plans as of May 3, 2009:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders:
1998, 2001 Stock Incentive Plans	8,945,865	$6.69	4,444,872	(1)
2001 Employee Stock Purchase Plan	—	—	2,458,584	(2)
Equity compensation plans not approved by stockholders:(3)	—	—	—
2004 Employment Inducement Award Plan(4)	204,723	8.64	1,332,791

Total	9,150,588	$6.51	8,236,247

(1)	The 2001 Plan contains an “evergreen” provision whereby the number of shares reserved for issuance increases automatically on January 1 of each year by an amount equal to the lesser of 6 million shares or 6% of Magma’s fully-diluted total shares of common stock as of the immediately preceding December 31, or a lesser amount as determined by the Board of Directors. In addition to options, the shares remaining available under the 2001 Plan may be granted as full value stock and unit awards.
(2)	The 2001 Employee Stock Purchase Plan contains an “evergreen” provision whereby the number of shares reserved for issuance increases automatically on January 1 of each year by an amount equal to the lesser of 3 million shares or 3% of Magma’s total outstanding shares of common stock on that date, or a lesser amount determined by the Board of Directors.

(3)	In connection with Magma’s August 2000 acquisition of Moscape, Inc., Magma assumed options to purchase stock initially granted under Moscape’s 1997 Incentive Stock Plan. The options have been converted into options to purchase Magma common stock on the terms specified in the agreement and plan of reorganization with Moscape but are otherwise administered in accordance with the terms of Moscape’s plan. No additional awards have been or will be made under Moscape’s plan. The options generally vest over four years and expire ten years after the date of grant. As of May 3, 2009, there were outstanding options to purchase a total of 1,842 shares of Magma common stock under this plan, with a weighted average exercise price of $1.70 per share. Information regarding these assumed options is not included in the table above.
(4)	Please see Note 13 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of the material features of the Inducement Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy

It is our policy that all employees must avoid any activity that is or has the appearance of being adverse or competitive with Magma, or that interferes with the proper performance of their duties, responsibilities or loyalty to Magma. These policies are included in our Code of Ethics, which covers Magma’s directors, executive officers and other employees. Any waivers to these conflict rules with regard to a director or executive officer require the prior approval of the Audit Committee.

Magma has adopted a written policy on Related Party Transactions. Pursuant to this policy, a “Related Party Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Magma was, is or will be a participant and the amount involved exceeds $50,000, and in which a Related Person (as defined below) had, has or will have a direct or indirect material interest. Pursuant to this Policy, a “Related Person” means: (i) any person who is, or at any time since the beginning of Magma’s last fiscal year was, a director or executive officer of Magma or a nominee to become a director of Magma; (ii) any person who is known to be the beneficial owner of more than 5% of any class of Magma’s voting securities; (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position, or in which all the Related Persons, in the aggregate, have a 10% or greater beneficial ownership interest.

Each currently serving director and executive officer is to bring to the attention of Magma’s General Counsel any potential or actual Related Party Transaction and any potential or actual transaction between Magma and a Related Person of which such director or executive officer becomes aware, in each case, if practical, prior to consummation of any such Related Party Transaction or transaction between Magma and the Related Person but, in any event, on a prompt basis. The General Counsel shall then promptly determine whether such transaction constitutes a Related Party Transaction. If the General Counsel determines that such transaction constitutes a Related Party Transaction, the General Counsel shall promptly notify the Chair of the Audit Committee of the Board of Directors, and either the Chair of the Audit Committee or the General Counsel will promptly notify the remaining members of the Audit Committee. For the purposes of this paragraph, “transaction” means any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which a Related Person had, has or will have a direct or indirect material interest.

Related Party Transactions that are identified as such prior to the consummation thereof or amendment thereto shall be considered by the Audit Committee of the Board of Directors of Magma or, if it is not practicable or desirable for Magma to wait for the entire Audit Committee to consider the matter, the Chair of the Audit Committee (who will possess delegated authority to act between Audit Committee meetings). In the event Magma’s Chief Executive Officer, Chief Financial Officer or General Counsel becomes aware of a Related Party Transaction that was not previously approved or previously ratified under this Policy, such person shall promptly notify the Chair of the Audit Committee, and the Audit Committee or, if it is not practicable or desirable for Magma to wait for the entire Audit Committee to consider the matter, the Chair of the Audit Committee shall consider whether the Related Party Transaction should be ratified or rescinded or other action should be taken.

In considering a Related Party Transaction, the Audit Committee or the Chair of the Audit Committee, as applicable, shall consider all the relevant facts and circumstances of the Related Party Transaction available to the Audit Committee or the Chair of the Audit Committee, as applicable. The Audit Committee or the Chair of the Audit Committee, as applicable, shall approve only those Related Party Transactions that are fair as to Magma, as the Audit Committee or the Chair of the Audit Committee, as applicable, determines in good faith.

No member of the Audit Committee shall participate in any consideration of a Related Party Transaction with respect to which such member or any of his or her immediate family is a Related Person.

The Chair of the Audit Committee shall report to the Audit Committee at the next Audit Committee Meeting any actions taken under this Policy pursuant to delegated authority.

The Audit Committee has reviewed the types of Related Party Transactions described below and determined that each of the following Related Party Transactions shall be deemed to be pre-approved by the Audit Committee, even if the aggregate amount involved will exceed $50,000, unless otherwise specifically determined by the Audit Committee.

•	Employment of executive officers. Any employment by Magma of an executive officer of Magma or any of its subsidiaries if:

•

the related compensation is required to be reported in Magma’s proxy statement under Item 402 of Regulation S-K (“Item 402”) promulgated by the SEC regarding compensation disclosure requirements (generally applicable to “named executive officers”) and is approved (or recommended to the Board of Directors for approval) by Magma’s Compensation Committee; or

•

the executive officer is not an immediate family member of another executive officer or director of Magma, the related compensation would be reported in Magma’s proxy statement under Item 402 if the executive officer was a “named executive officer”, and Magma’s Compensation Committee approved (or recommended that the Board of Directors approve) such compensation.

•	Director compensation. Any compensation paid to a director if the compensation is required to be reported in Magma’s proxy statement;

•

Certain Magma charitable contributions.    Any charitable contribution, grant or endowment by Magma to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization’s total annual receipts; and

•

Transactions where all stockholders receive proportional benefits.    Any transaction where the Related Person’s interest arises solely from the ownership of Magma’s Common Stock and all holders of Magma’s Common Stock received the same benefit on a pro rata basis (e.g., dividends).

All Related Party Transactions that are required to be disclosed in Magma’s filings with the Securities and Exchange Commission, as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations, shall be so disclosed in accordance with such laws, rules and regulations.

Certain Relationships and Related Transactions

On September 17, 2007, Magma invested $1,300,000.04 in a privately held electronic design automation software company, and Andreas Bechtolsheim, who owns more than 5% of Magma’s common stock, invested $199,999.92 in this same company.

On September 19, 2007, Magma acquired the remaining 82% ownership interest of Rio Design Automation, Inc. (“Rio”) (the “82% step acquisition”), which it did not already own. The purchase price for the 82% step acquisition totaled $4.9 million as of the acquisition date and was subsequently adjusted to $4.5 million in the three months ended January 6, 2008. The $0.4 million purchase price adjustment primarily reflected adjustments relating to working capital and transaction costs. Andreas Bechtolsheim, who owns more than 5% of Magma’s common stock, owned stock in Rio. Therefore, in connection with this transaction, Mr. Bechtolsheim received a total of approximately $1.2 million, which consisted of 88,261 shares of Magma’s common stock valued at $13.596 per share.

On February 26, 2008, Magma completed its acquisition of Sabio Labs, Inc. (“Sabio”), a privately held developer of analog design solutions for mixed-signal designers. Magma acquired all of the outstanding shares of Sabio for a total equity value of approximately $17.5 million, comprised of 1,701,243 shares of common stock of Magma. In addition, the Sabio shareholders may receive up to an additional $7.5 million in contingent consideration in the form of cash or shares of Magma common stock, at Magma’s discretion, subject to the achievement of certain product integration and bookings milestones. Rajeev Madhavan, who is Chairman of the Board and Chief Executive Officer of Magma, had owned stock in Sabio, but prior to the completion of the Sabio transaction, Mr. Madhavan donated all of his Sabio stock to a California nonprofit public benefit corporation. Therefore, in connection with this transaction, this California nonprofit public benefit corporation received a total equity value of $54,770, comprised of 5,328 shares of common stock of Magma, and may receive up to an additional $23,488 in contingent consideration in the form of cash or shares of Magma common stock, at Magma’s discretion, subject to the achievement of certain product integration and bookings milestones. Andreas Bechtolsheim, who owns more than 5% of Magma’s common stock, also owned stock in Sabio. Therefore, in connection with this transaction, Mr. Bechtolsheim received a total equity value of $1,748,725, comprised of 170,109 shares of common stock of Magma, and may receive up to an additional $749,934 in contingent consideration in the form of cash or shares of Magma common stock, at Magma’s discretion, subject to the achievement of certain product integration and bookings milestones.

Indebtedness of Management

None of our directors, executive officers, nominees for such positions, or their family members, have been indebted to Magma or its subsidiaries at any time in the past fiscal year.

Director Independence

The Board believes that a substantial majority of the members of its Board of Directors should be independent directors. The Board also believes that it is useful and appropriate to have members of management, including the Chief Executive Officer, as directors. The Board has determined that each of our directors other than Messrs. Madhavan and Jewell qualifies as an “independent director” as defined by Nasdaq listing requirements. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made the determination, as to each independent director, that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to Magma and Magma’s management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table provides fees paid by us for professional services rendered by Grant Thornton LLP (“GT”), our independent registered public accounting firm, for the fiscal years ended May 3, 2009 and April 6, 2008.

	Fiscal 2009	Fiscal 2008
Audit Fees	$2,143,010	$1,959,406
Audit-Related Fees	—	—
Tax Fees	322,786	184,539
All Other Fees	—	—

Total Fees	$2,465,796	$2,143,945

Audit Fees were for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, review of the interim consolidated financial statements included in quarterly reports on Form 10-Q and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.

Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning.

All audit services, audit related services, tax services and other services provided by GT were pre-approved by the Audit Committee, or were pre-approved by the Audit Committee Chair and later ratified by the Committee, in accordance with the rules and regulations of the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has delegated to its Chair, Mr. Kevin C. Eichler, the authority to approve up to $50,000 in independent accountant services in the interim between Audit Committee meetings. The Audit Committee has also delegated the authority to management to approve up to $15,000 per individual project for tax projects related to international tax consulting and up to $15,000 per individual project related to general tax and accounting consulting in the interim between Audit Committee meetings, subject to the condition that all independent accountant services be reviewed and any interim approval of fees be ratified at the next succeeding meeting of the Audit Committee.

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

Dated: July 17, 2009

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

Name	Title	Date

/s/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2009

/s/ PETER S. TESHIMA Peter S. Teshima	Corporate Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 17, 2009

/s/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	July 17, 2009

/s/ KEVIN C. EICHLER Kevin C. Eichler	Director	July 17, 2009

/s/ SUSUMU KOHYAMA Susumu Kohyama	Director	July 17, 2009

/s/ THOMAS ROHRS Thomas Rohrs	Director	July 17, 2009

/s/ TIMOTHY J. NG Timothy J. Ng	Director	July 17, 2009

/s/ CHET SILVESTRI Chet Silvestri	Director	July 17, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1±	Agreement and Plan of Reorganization, dated February 23, 2004, by and among the Registrant, Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

2.2	Agreement and Plan of Merger Dated as of December 20, 2007 by and among Magma Design Automation, Inc., Sabio Labs, Inc., Sabio Acquisition Corp., Sabio Labs, LLC and David Colleran, as Representative	8-K	000-33213	2.1	February 27, 2008

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.2	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.3	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 5, 2007

4.4	Form of First Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.2)	8-K	000-33213	10.3	March 16, 2007

4.5	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

10.1#	2001 Stock Incentive Plan, as amended	10-K	000-33213	10.1	June 16, 2008

10.2#	2001 Stock Incentive Plan—Form Notice of Grant of Stock Options for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.3#	2001 Stock Incentive Plan—Form of Notice of Grant of Stock Options and Stock Option Agreement	10-K	000-33213	10.21	June 16, 2008

10.4#	2001 Stock Incentive Plan—Form of Notice of Grant of Award and Stock Unit Agreement	10-K	000-33213	10.22	June 16, 2008

10.5#	2001 Stock Incentive Plan—Form of Notice of Grant of Award and Restricted Share Agreement	10-K	000-33213	10.23	June 16, 2008

10.6#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (U.S. employees) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(A)	August 5, 2005

10.7#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for international employees other than those residing in China, Israel, India and the United Kingdom) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(B)	August 5, 2005

10.8#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in China, Israel and India) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(C)	August 5, 2005

10.9#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in the United Kingdom) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(D)	August 5, 2005

10.10#	2001 Stock Incentive Plan—Form of restricted stock unit agreement (for U.S. employees)	SC TO-I/A	005-77999	99(a) (1)(G)	November 20, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11#	2001 Stock Incentive Plan—Form of restricted stock unit agreement (for non-U.S. employees)	SC TO-I/A	005-77999	99(a) (1)(H)	November 20, 2008

10.12#	2001 Stock Incentive Plan—Forms of stock option agreement (non-U.S. employees)	SC TO-I/A	005-77999	99(d) (10)	November 20, 2008

10.13#	2001 Employee Stock Purchase Plan, as amended	10-K	000-33213	10.3	June 16, 2008

10.14#	2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.15#	2004 Employee Inducement Award Plan—Forms of stock option agreement	SC TO-I/A	005-77999	99(d)(12)	November 20, 2008

10.16#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.17#	1998 Stock Incentive Plan—Form of stock option agreement	S-1/A	333-60838	10.10	August 14, 2001

10.18#	1998 Stock Incentive Plan—Form of Amendment to Stock Option Agreement	S-1/A	333-60838	10.11	August 14, 2001

10.19#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.20#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.21#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.22#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.23#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.24#	Summary of RSU Change in Control Vesting Provisions	8-K	000-33213	10.1	July 21, 2008

10.25#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors, effective as of May 5, 2008	10-K	000-33213	10.14	June 16, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.26#	Form of Indemnification Agreement (between the Registrant and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman and Peter S. Teshima and David H. Stanley)	10-Q	000-33213	10.5	March 12, 2009

10.27#	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between the Registrant and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)	10-Q	000-33213	10.3	March 12, 2009

10.28#	Form of Tier 2 Magma Design Automation Employment and Severance Agreement	10-Q	000-33213	10.4	March 12, 2009

10.29#	Separation Agreement and Mutual Release by and between the Registrant and David Stanley (with an effective date as of February 13, 2009)	10-Q	000-33213	10.6	March 12, 2009

10.30	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

10.31	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006, for the premises located at 1650 Technology Drive, San Jose, California	10-Q	000-33213	10.1	February 8, 2007

10.32	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006	10-Q	000-33213	10.2	February 8, 2007

10.33	Amendment Number One dated January 24, 2007 to Lease dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-K	000-33213	10.30	June 6, 2007

10.34±	Settlement Agreement dated March 29, 2007 by and between Synopsys, Inc. and Registrant	10-K	000-33213	10.37	June 6, 2007

10.35	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of October 31, 2008)	10-Q/A	000-33213	10.7	April 23, 2009

10.36	First Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of March 11, 2009)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.37	Second Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of May 21, 2009)	8-K	000-33213	10.1	May 29, 2009

21.1	List of Subsidiaries	10-K	000-33213	21.1	June 6, 2007

23.1	Consent of Grant Thornton LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
±	Portions of this agreement have been omitted pursuant to a request for confidential treatment.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.