Form 10-Q
period 2009-08-02
MAGMA DESIGN AUTOMATION INC
filed 2009-09-14
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

or

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

1650 Technology Drive,

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

On September 8, 2009, 49,178,745 shares of the registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED AUGUST 2, 2009

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	August 2, 2009	May 3, 2009 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$36,812	$32,888
Restricted cash	7,876	9,215
Short-term investments, pledged as collateral for secured credit line	18,010	—
Accounts receivable, net	11,320	26,635
Prepaid expenses and other current assets	5,764	5,443

Total current assets	79,782	74,181
Property and equipment, net	8,868	10,443
Intangible assets, net	10,772	12,170
Goodwill	6,672	6,666
Long-term investments, pledged as collateral for secured credit line	—	17,908
Other assets	6,190	5,665

Total assets	$112,284	$127,033

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,595	$1,212
Accrued expenses	9,462	15,353
Secured credit line	12,403	12,451
Revolving note	11,246	12,181
Current portion of other long-term liabilities	2,468	2,679
Deferred revenue	28,648	35,779
Convertible notes, net of debt discount of $1,798 at August 2, 2009	48,141	—

Total current liabilities	113,963	79,655
Convertible notes, net of debt discount of $2,340 at May 3, 2009	—	47,600
Long-term tax liabilities, less current portion	9,750	9,729
Other long-term liabilities	2,419	3,160

Total liabilities	126,132	140,144

Commitments and contingencies (Note 14)
Stockholders equity (deficit):
Common stock	5	5
Additional paid-in capital	408,724	405,342
Accumulated deficit	(384,802)	(380,490)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(5,160)	(5,353)

Total stockholders equity (deficit)	(13,848)	(13,111)

Total liabilities and stockholders equity	$112,284	$127,033

May 3, 2009 adjusted for adoption of FSP 14-1. See Footnote 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 2, 2009	August 3, 2008 (as adjusted)
Revenue:
Licenses	$13,779	$26,096
Bundled licenses and services	7,577	9,930
Services	7,485	9,716

Total revenue	28,841	45,742

Cost of revenue:
Licenses	701	4,809
Bundled licenses and services	976	2,519
Services	3,160	5,002

Total cost of revenue	4,837	12,330

Gross profit	24,004	33,412
Operating expenses:
Research and development	11,197	20,133
Sales and marketing	9,770	16,803
General and administrative	4,383	6,952
Amortization of intangible assets	305	1,444
Restructuring charge	703	2,020

Total operating expenses	26,358	47,352

Operating loss	(2,354)	(13,940)
Other income (expense):
Interest income	45	186
Interest and amortization of debt discount expense	(1,157)	(984)
Valuation gain (loss), net	151	—
Other expense, net	(601)	(96)

Other income (expense), net	(1,562)	(894)

Net loss before income taxes	(3,916)	(14,834)
Provision for income taxes	396	440

Net loss	$(4,312)	$(15,274)

Net loss per share basic and diluted	$(0.09)	$(0.35)

Shares used in calculation basic and diluted	47,863	43,385

August 3, 2008 adjusted for adoption of FSP 14-1. See Footnote 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 2, 2009	August 3, 2008 (as adjusted)
Cash flows from operating activities:
Net loss	$(4,312)	$(15,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—
Depreciation	1,825	2,161
Amortization of intangible assets	1,415	7,397
Provision for doubtful accounts	79	152
Amortization of debt discount and debt issuance costs	637	629
Loss on auction rate securities	648	—
Gain on purchased put option	(800)	—
Loss (gain) on strategic equity investments	147	(13)
Stock-based compensation	3,181	5,374
Restructuring charges	339	—
Other non-cash items	(187)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,415	(4,014)
Prepaid expenses and other assets	(1,085)	1,034
Accounts payable	383	562
Accrued expenses	(4,738)	(6,524)
Deferred revenue	(7,052)	1,687
Other long-term liabilities	(200)	337

Net cash flows (used in) provided by operating activities	5,695	(6,492)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(1,465)	(2,764)
Purchase of property and equipment	(65)	(132)
Proceeds from maturities and sale of available-for-sale investments	50	5,000
Repayment of secured credit line	(50)	—
Purchase of strategic investments	—	(1,801)
Restricted cash	1,339	(1,090)

Net cash flows (used in) investing activities	(191)	(787)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	518	338
Retirement of restricted stock	(316)	(352)
(Repayment of) proceeds from revolving note	(935)	13,000
Repayment of lease obligations	(929)	(436)
Repayment of convertible notes	—	(15,216)

Net cash (used in) financing activities	(1,662)	(2,666)

Effect of foreign currency translation changes on cash and cash equivalents	82	(10)

Net change in cash and cash equivalents	3,924	(9,955)
Cash and cash equivalents, beginning of period	32,888	39,629

Cash and cash equivalents, end of period	$36,812	$29,674

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchase of equipment under capital leases	$—	$1,068

Issuance of common stock in connection with acquisitions	$—	$540

August 3, 2008 adjusted for adoption of FSP 14-1. See Footnote 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 2, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended May 3, 2009, as filed with the SEC on July 20, 2009. The accompanying unaudited condensed consolidated balance sheet at May 3, 2009 is derived from audited consolidated financial statements at that date.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications. A new caption, current portion of other long-term liabilities, has been added to the condensed consolidated balance sheets. As part of this, certain prior period amounts were reclassified from accrued expenses into current portion of other long-term liabilities. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ equity.

Adoption of New Accounting Pronouncements

On May 4, 2009, the Company adopted FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires retrospective application of its provisions. The Company has determined this new guidance affects its 2% Convertible Senior Notes issued in March 2007 and due March 2010 (the “2010 Notes”). Upon adoption of FSP APB 14-1, the Company, with the assistance of a third party valuation firm, estimated the fair value of the 2010 Notes as of the date of issuance to be $43.1 million, assuming a 7.5% non-convertible borrowing rate. The non-convertible borrowing rate was determined utilizing debt yields of publicly traded debt of comparable companies. The difference between the fair value and the net proceeds of the notes was $4.8 million. This amount was retrospectively recorded as additional debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the three-year period to the due date of the notes in 2010 resulting in an increase in non-cash interest expense in prior and future periods.

The carrying amounts of the 2010 Notes is as follows (in thousands):

	Balance at
	August 2, 2009	May 3, 2009
		As Reported	As Adjusted
Equity component of 2% Convertible Senior Notes net of issuance costs of $133 (additional paid-in capital)	$4,628	$—	$4,628

Principal amount of 2% Convertible Senior Notes	$49,939	$49,939	$49,939
Unamortized discount of 2% Convertible Senior Notes	(1,798)	(718)	(2,340)
Unamortized issuance cost of 2% Convertible Senior Notes	(315)	(452)	(409)

Liability component of 2% Convertible Senior Notes	$47,826	$48,769	$47,190

The unamortized discount and issuance costs will be amortized through May 2010. Interest and amortization expense of the 2010 Notes recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	August 2, 2009	August 3, 2008
Cash interest expense recognized (2% coupon)	$246	$246
Non-cash interest expense recognized
Amortization of discount	542	535
Amortization of issuance costs	95	94

	$883	$875

Effective interest rate	7.1%	7.0%

The following table presents the effect of the retrospective application of FSP APB 14-1 made to the Company’s previously reported Consolidated Statement of Income for the three month period ended August 3, 2008 (in thousands):

	Three Months Ended August 3, 2008
	As Reported	As Adjusted
Operating loss	$(13,940)	$(13,940)
Other income (expense):
Interest income	186	186
Interest and amortization of debt discount expense	(621)	(984)
Other income (expense), net	(96)	(96)

Other income (expense), net	(531)	(894)

Net loss before income taxes	(14,471)	(14,834)
Provision for income taxes	439	440

Net loss	$(14,910)	$(15,274)

Net loss per share basic and diluted	$(0.34)	$(0.35)

The following table presents the effect of the retrospective application of FSP APB 14-1 made to the Company’s previously reported Consolidated Balance Sheet as of May 3, 2009 (in thousands):

	May 3, 2009
	As Reported	As Adjusted
Other assets	$5,707	$5,665
Total Assets	$127,075	$127,033
Convertible notes	$49,221	$47,600
Additional paid-in capital	$400,713	$405,342
Accumulated deficit	$(377,440)	$(380,490)
Total stockholders equity (deficit)	$(14,690)	$(13,111)
Total liabilities and stockholders equity	$127,075	$127,033

The following table presents the effect of the retrospective application of FSP APB 14-1 and related tax effects made to the Company’s previously reported Consolidated Statement of Cash Flows for the three months ended August 3, 2008 (in thousands):

	Three Months Ended August 3, 2008
	As Reported	As Adjusted
Net Loss	$(14,910)	$(15,274)
Amortization of debt discount and debt issuance costs	$262	$629
Net cash flows (used in) operating activities	$(6,492)	$(6,492)

As of August 2, 2009, the if-converted value of the 2010 Notes did not exceed their principal amount.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP No. FAS 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s consolidated financial statements (See Note 4, “Fair Value of Financial Instruments”).

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of the Company’s business combinations occurring during or after fiscal 2010.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). This FSP amends and clarifies Statement on Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS 141R-1 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. The impact of the adoption of FSP FAS 141R will depend on the nature and extent of the Company’s business combinations occurring during or after fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early implementation is prohibited. There are no parties that have a noncontrolling interest in any Magma subsidiaries; therefore the implementation of SFAS 160 did not have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP FAS 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP FAS 142-3 also requires the Company to disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if the Company will capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133 and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 07-5 is effective for the Company for fiscal 2010. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered to be participating securities. As such, the issuing entity is required to apply the two-class method of computing basic and diluted EPS. Upon adoption, the Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application of this FSP is prohibited. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued FSP EITF 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6) to clarify accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141R, Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. FSP EITF 08-6 includes the Task Force’s conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee. FSP EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP EITF 08-6 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued FSP EITF 08-7, Accounting for Defensive Intangible Assets (“FSP EITF 08-7”) to clarify how to account for defensive intangible assets subsequent to initial measurement. This issue applies to acquired intangible assets, except for those used in research and development activities that an entity does not intend to actively use but intends to hold to prevent others from using. FSP EITF 08-7 requires that intangible assets within the scope of FSP EITF 08-7 be accounted for as separate units of accounting and assigned useful lives reflecting the period over which they diminish in fair value. FSP EITF 08-7 was effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP EITF 08-6 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued (1) FSP FAS 115-2 and FSP FAS 124-2, which provides guidance on determining other-than-temporary impairments for debt securities; and (2) FSP FAS 107-1 and FSP APB 28-1, which provides additional fair value disclosures for financial instruments in interim periods. Each of these FSPs was effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its April 2, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 3, 2010. The Company expects SFAS 167 may have an impact on the Company’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions the Company consummates in the future.

In June 2009, the FASB approved SFAS No. 168, FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 26, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

Note 2. Liquidity

Cash and cash equivalents available for use aggregated a total of $36.8 million at August 2, 2009. For the first fiscal quarter of 2010, net cash flow provided by operations was $5.7 million.

As of the Company’s 2009 fiscal year end, the Company’s auditors issued an opinion raising substantial doubt about the Company’s ability to continue as a going concern. Since fiscal 2004 the Company has not achieved profitability. Since inception, the Company has incurred aggregate consolidated net losses of approximately $384.8 million, and may continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during fiscal 2009 and the first quarter of 2010. As of the end fiscal 2009, the Company did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

As more fully described in Footnote 19 “Subsequent Events,” on September 11, 2009, the Company completed an exchange offer pursuant to which 2010 Notes in the aggregate principal amount of $26.7 million were exchanged for a new series of 6% Convertible Senior Notes due 2014 (“2014 Notes”). As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding. See Footnote 19 “Subsequent Events”

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and the Company’s liquidity position, the Company has increased its focus on cash management and taken actions to sustain and enhance its liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, the Company generated positive cash flow of $5.7 million of cash from operations in the first quarter of fiscal 2010.

The Company’s ability to fund its cash needs over the short and long term will also depend on its ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competitive and other factors, and to maintain or replace its existing credit facility. It could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing the Company is able to obtain will likely contain terms that are not as favorable to the Company as historical financings. The Company may try to obtain additional financing by means which could dilute the Company’s existing stockholders.

The Company believes it will have sufficient capital resources to fund its working capital requirements and operations, capital investments, and debt service during the next twelve months, and to retire the remaining $23.2 million outstanding 2010 Notes at maturity. However any of these factors could have a materially adverse impact on the Company’s financial position and results of operations.

In recent years, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued through the end of the first quarter of fiscal 2010. Additionally, the Company has taken action to obtain liquidity from the $18.3 million in auction rate securities (“ARS”), which have been illiquid since February 2008. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3 “Fair Value Option”). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12 “Secured Credit Line”). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Note 3. Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a $0.2 million gain for the first quarter of fiscal 2010, included in “Valuation gain (loss), net” with the purchased put option asset recorded in long-term investments pledged as collateral for the secured credit line.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at August 2, 2009, were as follows (in thousands):

	Balance at August 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Short-term investments, pledged as collateral for secured credit line:
Auction rate securities	16,925	—	—	16,925
Purchased put option	1,085	—	—	1,085

Total short-term investments, pledged	18,010	—	—	18,010

Total assets measured at fair value	$18,010	$—	$—	$18,010

Accrued expenses:
Foreign currency forward contract	(91)	—	—	(91)

Total liabilities measured at fair value	$(91)	$—	$—	$(91)

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended August 2, 2009 (in thousands):

Three Months Ended August 2, 2009
Beginning balance	$17,908
Net sales and settlements	(50)
Gain on auction rate securities	800
Losses on put option	(648)

Balance at August 2, 2009	$18,010

Cash, cash equivalents, short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 2, 2009
Cash and Cash Equivalents
Cash (U.S. and international)	$36,812	$—	$—	$36,812

Total cash and cash equivalents	36,812	—	—	36,812

Short-term investments:
Auction rate certificates	18,300	—	(290)	18,010

Total cash and cash equivalents and short-term investments	$55,112	$—	$(290)	$54,822

May 3, 2009
Cash and Cash Equivalents
Cash (U.S. and international)	$32,888	$—	$—	$32,888

Total cash and cash equivalents	32,888	—	—	32,888

Long-term investments:
Auction rate certificates	18,350	—	(442)	17,908

Total cash and cash equivalents and long-term investments	$51,238	$—	$(442)	$50,796

As of August 2, 2009, the stated maturities of the Company’s current investments classified as cash and cash equivalents and short term investments are $54.8 million within one year.

The unrealized losses for the first fiscal quarter ended August 2, 2009 were primarily associated with failed auction rate securities as discussed above. Gross realized losses from the sales of marketable securities were immaterial for all periods presented.

The notional fair value of outstanding forward exchange contracts was approximately $3.9 million and $5.5 million as of August 2, 2009 and May 3, 2009, respectively. The Company had realized losses of $0.2 million and $0.5 million on foreign currency forward exchange contracts for the first fiscal quarters ended August 2, 2009 and August 3, 2008, respectively. As of August 2, 2009, the Company recorded an unrealized loss of $0.1 million in other current liabilities, and a $0.1 million unrealized gain in other current assets as of May 3, 2009.

Short-term investments as of August 2, 2009 and long-term investments as of May 3, 2009 on the condensed consolidated balance sheets consist of (i) ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3 “Fair Value Option”). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12 “Secured Credit Line”) and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as long-term investments pledged as collateral for the secured credit line as of August 2, 2009.

As of August 2, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 2, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The current estimated time to liquidity was 5.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The Rights are a form of purchased put option that gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 5.0 years. As the Company plans to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.9 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 5.0 years and the ARS with an estimated time to liquidity of 0.9 years as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded a gain of $0.8 million and $0 in valuation gain (loss), net, in the first quarter of fiscal 2010 and 2009, respectively, including the transfer of accumulated temporary losses of $0 million and $0.9 million, respectively, from other comprehensive loss previously recorded as a component of stockholder’s equity. For the first quarter of fiscal 2010, total other-than-temporary impairment gain on ARS of $0.8 million was reported in the valuation gain (loss), net in the consolidated statement of operations. This gain was offset by losses related to the purchased put option of $0.6 million.

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

For the three months ended August 2, 2009 and August 3, 2008 all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended
	August 2, 2009	August 3, 2008
Shares of common stock issuable upon conversion of convertible notes	3,329	3,410
Shares of common stock issuable under stock option plans outstanding	9,012	12,198
Weighted average exercise price of shares issuable under stock option plans	$6.74	$10.58

Note 6. Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	August 2, 2009	May 3, 2009
Accounts receivable, net:
Trade accounts receivable	$10,531	$23,946
Unbilled receivable	981	2,880

Gross accounts receivable	11,512	26,826

Allowance for doubtful accounts	(192)	(191)

Total accounts receivable	$11,320	$26,635

Accrued expenses:
Accrued sales commissions	$948	$1,548
Accrued bonuses	365	2,693
Other payroll and related accruals	4,726	5,244
Acquisition accrual	339	1,780
Income taxes payable	(866)	(452)
Restructuring accrual	1,284	1,426
Other	2,666	3,114

Total accrued expenses	$9,462	$15,353

Note 7. Comprehensive Loss

Components of accumulated other comprehensive loss were as follows (in thousands):

	August 2, 2009	May 3, 2009
Unrealized loss on available-for-sale investments	$—	$(2)
Foreign currency translation adjustments	(5,160)	(5,351)

Accumulated other comprehensive loss	$(5,160)	$(5,353)

Note 8. Acquisitions

The Company did not make any acquisitions during the fiscal quarter ended August 2, 2009.

Acquisition-related earnouts

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent consideration in cash and/or stock to former stockholders of the acquired companies based on the acquired businesses’ achievement of certain technology or financial milestones. The following table summarizes the amounts of goodwill and intangible assets recorded by the Company for contingent consideration paid or payable to former stockholders of the acquired companies (in thousands):

	Three Months Ended August 2, 2009		Three Months Ended August 3, 2008
	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs, Inc	$6	$—	$26	$2,145

Total goodwill	6	—	26	2,145

Intangible assets:
Mojave	—	—	548	540
Other	17	—	—	—

Total intangible assets	17	—	548	540

Total earnout consideration	$23	$—	$574	$2,685

Note 9. Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (dollars in thousands):

	Weighted	August 2, 2009				May 3, 2009
	Average Life (months)	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,761	$(60,089)	$—	$6,672	$66,755	$(60,089)	$—	$6,666

Other intangible assets:
Developed technology	43	$115,436		$(111,447)	$3,989	$115,436		$(110,794)	$4,642
Licensed technology	40	41,716		(37,779)	3,937	41,699		(37,291)	4,408
Customer relationship or base	70	5,575		(3,543)	2,032	5,575		(3,376)	2,199
Patents	57	13,015		(12,896)	119	13,015		(12,836)	179
Acquired customer contracts	33	1,390		(1,090)	300	1,390		(1,090)	300
Assembled workforce	45	1,252		(1,245)	7	1,252		(1,244)	8
No shop right	24	100		(100)	—	100		(100)	—
Non-competition agreements	36	600		(525)	75	600		(500)	100
Trademark	67	900		(587)	313	900		(566)	334

Total		$179,984	$—	$(169,212)	$10,772	$179,967	$—	$(167,797)	$12,170

During the three months ended August 2, 2009, the Company increased its goodwill by $6,000, reflecting purchase price adjustments related to acquired net tangible assets.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended
	August 2, 2009	August 3, 2008
Amortization of intangible assets included in:
Cost of revenue-licenses	$775	$4,671
Cost of revenue-bundled licenses and services	335	1,282
Operating expenses	305	1,444

Total	$1,415	$7,397

As of August 2, 2009, the estimated future amortization expense of intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remaining nine months)	$3,579
2011	3,943
2012	1,889
2013	956
2014 and thereafter	405

Total expected future amortization	$10,772

Note 10. Convertible Notes, Current and Long-Term

The Company’s 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. The 2010 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 3.33 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility. The 2010 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by

Wells Fargo Bank in the assets of the Company. The Company has the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires the Company to deliver to a holder upon conversion of their 2010 Notes cash equal to the lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at the Company’s election. As more fully described in Footnote 1, “Basis of Presentation” Adoption of New Accounting Pronouncements, in May 2008, the FASB issued FSP 14-1 which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The Company has determined this new guidance affects its 2010 Notes. Retrospective adoption requires Magma to adjust its Consolidated Financial Statements for all prior periods presented, as a result the Company has adjusted its accounting for the 2010 Notes. As adjusted, the Company initially recorded the 2010 Notes at fair value of $43.1 million, net of the debt discount of $6.9 million. The debt discount is being amortized to interest expense over the term of the 2010 Notes. As of August 2, 2009, debt discount balance related to the 2010 Notes was $1.8 million.

The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method. As of August 2, 2009, the unamortized balance of debt issuance costs related to the 2010 Notes was approximately $0.3 million. The shares issuable upon conversion of the 2010 Notes are included in “fully diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share unless they are determined to be anti-dilutive. For the three months ended August 2, 2009 and August 3, 2008 the shares were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

As more fully described in Footnote 19 “Subsequent Events”, on September 11, 2009 the Company completed an exchange offer pursuant to which 2010 Notes in the aggregate principal amount of $26.7 million were exchanged for new 2014 Notes. Holders of an aggregate principal amount of $26.7 million, or 53%, of the total $49.9 million principal outstanding of the 2010 Notes, accepted the exchange offer. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding as of the date of the exchange.

Note 11. Revolving note

Effective as of October 31, 2008, the Company entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced the then existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and the aggregate commitments thereunder up to $15.0 million. The New Credit Facility expires on December 31, 2009 and will be used by the Company first to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all the Company’s accounts receivable, intangible assets, inventory and equipment.

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

As of August 2, 2009, the Company had aggregate outstanding borrowings of $11.2 million and two letters of credit totaling $1.7 million under the New First Amendment. The maximum borrowing available under the New First Amendment at August 2, 2009 was $15.0 million. The Company has classified the $7.5 million of collateralized certificate of deposit as restricted cash in connection with the New First Amendment.

On May 21, 2009, the Company entered into the Second Amendment to the New Credit Facility, which modified certain restrictive covenants in connection with the Company’s 2010 Note exchange.

The credit facility restricts the Company’s ability to pay dividends or make other distributions on its stock and requires that the Company maintain certain financial conditions. As of August 2, 2009, the Company was in compliance with the financial conditions.

Note 12. Secured Credit Line

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of August 2, 2009, UBS determined the ARS market value to be $16.1 million. Prior to January 22, 2009 advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

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

There was $12.4 million outstanding on this line of credit at August 2, 2009, the maximum amount available for borrowing was $12.6 million.

Note 13. Restructuring charges

In fiscal 2009, the Company initiated an additional restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies. During the first quarter of fiscal 2009, the Company recorded $2.0 million in pre-tax restructuring charges associated with the termination of 71 employees and costs related to expatriate relocation. During the second quarter of fiscal 2009, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. In the third quarter of fiscal 2009 the Company announced further actions including the termination of 164 employees and the closing of two sales and support offices in North America and one in Europe, consolidation of its Beijing, China operations into a single facility, and consolidation of its Shanghai, China operations into a single facility. During the fourth quarter of fiscal 2009, the Company incurred additional restructuring costs mainly due to the consolidation of part of its San Jose facility.

In total, the Company recorded restructuring charges of $10.7 million during fiscal 2009 in connection with the FY 2009 Restructuring Plan. These costs related to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring.

During the first quarter of fiscal 2010, the Company recorded an additional restructuring charge of $0.7 million.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 4, 2008	$—	$—	$—	$—
Restructuring provision	1,583	418	19	2,020
Cash payments	(1,433)	—	(19)	(1,452)

Balance at August 3, 2008	150	418	—	568
Restructuring provision	3,064	—	243	3,307
Cash payments	(2,050)	(125)	(36)	(2,211)

Balance at November 2, 2008	1,164	293	207	1,664
Restructuring provision	2,771	—	515	3,286
Cash payments	(744)	(35)	(106)	(885)

Balance at February 1, 2009	3,191	258	615	4,064
Restructuring provision	318	(83)	1,814	2,049
Cash payments	(3,134)	(166)	(631)	(3,931)

Balance at May 3, 2009	374	9	1,799	2,182
Restructuring provision	655	—	48	703
Cash payments	(663)	—	(379)	(1,042)

Balance at August 2, 2009	$366	$9	$1,468	$1,843

Note 14. Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. Accordingly, the Company recorded a liability of $1.1 million in fiscal year 2008 to cover legal settlement exposure related to the shareholder class action lawsuit and the derivative complaint, as described below, and has not recorded any liabilities related to other contingencies. In accordance with the proposed shareholder class action lawsuit settlement agreement, the Company deposited into escrow $1.0 million in June 2008, which $1.0 million has been classified as a reduction of the previously recorded liability. However, any estimates of losses or any such recording of legal settlement exposure is not a guarantee that there will be any court approval of any settlement, and there is no assurance that there will be any final, court approved settlement. In accordance with the derivative complaint settlement agreement, the Company deposited into escrow $0.1 million in September 2008, which $0.1 million was classified as a reduction of the previously recorded liability. The court granted final approval of the derivative complaint settlement agreement in October 2008. No accrued legal settlement liabilities remain on the condensed consolidated balance sheet as of August 2, 2009 or May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of August 2, 2009.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’

and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of August 2, 2009.

In connection with certain of the Company’s business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 2, 2009.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of August 2, 2009. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 15. Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	August 2, 2009	August 3, 2008
Cost of revenue	$300	$412
Research and development expense	1,133	2,070
Sales and marketing expense	935	1,639
General and administrative expense	813	1,253

Total stock-based compensation expense	$3,181	$5,374

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

	Three Months Ended
	August 2, 2009	August 3, 2008
Stock options	$731	$2,123
Restricted stock and restricted stock units	1,599	2,416
Employee stock purchase plan	851	835

Total stock-based compensation expense	$3,181	$5,374

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

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended
	August 2, 2009	August 3, 2008
Stock options:
Expected life (years)	3.94	4.02
Volatility	85%	46%
Risk-free interest rate	1.50% - 2.10%	2.90% - 3.56%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.92	$2.66
ESPP awards:
Expected life (years)	1.13	1.13
Volatility	85%	46%
Risk-free interest rate	0.54%	2.25%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$0.74	$2.80

As of August 2, 2009, there was approximately $5.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.33 years.

As of August 2, 2009, the Company had $5.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of 1.58 years. Cash received from the purchase of shares under the ESPP was $0.5 million and $0.3 million during first quarter of fiscal 2010 and 2009, respectively.

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

As of August 2, 2009, the Company had $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.45 years.

As of August 2, 2009, there was $8.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.57 years.

Note 16. Income Taxes

Provision for income taxes was $0.4 million and $0.4 million for the three months ended August 2, 2009, and August 3, 2008, respectively.

For the fiscal quarter ended August 2, 2009, the Company had approximately $27.3 million of total gross unrecognized tax benefits, of which $9.5 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $16.2 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

The Company’s fiscal 2010 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its U.S. valuation allowance, state taxes, goodwill impairment, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended
	August 2, 2009	August 3, 2008
North America*	$14,999	$24,332
Europe	7,640	12,765
Japan	2,569	4,112
Asia-Pacific (excluding Japan)	3,633	4,533

	$28,841	$45,742

North America*	52%	53%
Europe	26%	28%
Japan	9%	9%
Asia-Pacific (excluding Japan)	13%	10%

	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three months ended August 2, 2009, the Company had one customer representing 10% or more of total revenue (16% of total revenue). For the three months ended August 3, 2008, the Company had one customer representing 10% or more of total revenue (22% of total revenue).

Note 18. Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and is not obligated to make rent payments effective January 31, 2007. In each of the first quarters of fiscal 2010 and 2009, the Company recorded $0.2 million of rent expense related to this lease and recognized $1.7 million, and $0.6 million, respectively, in revenue from the sale of software licenses to this customer.

Note 19. Subsequent Events

The Company has evaluated subsequent events that have occurred through September 11, 2009, the date of financial statement issuance.

On September 11, 2009, the Company completed the exchange of approximately $26.7 million principal amount of its 2010 Notes for $26.7 million principal amount of newly issued 6% Convertible Senior Notes due 2014 (“2014 Notes”). The 2014 Notes bear interest at 6% per annum and are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.8 million shares. The 2014 Notes are unsecured senior indebtedness and rank equally in right of payment to the Wells Fargo credit facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company.

The exchange offer will be treated as an extinguishment of approximately $26.7 million principal amount of the 2010 Notes in accordance with EITF 96-19 as amended by EITF 06-6. The exchange will result in a net gain or loss on extinguishment of debt in the second quarter of fiscal 2010. The Company will record the 2014 Notes at fair value. The 2014 Notes debt discount or premium, the difference between the 2014 Notes principal amount and fair value, and debt issuance costs of approximately $1.8 million, will be amortized over the term of the 2014 Notes using the effective interest method.

As of September 11, 2009, debt discount and unamortized debt issuance costs related to the $26.7 million principal amount of exchanged 2010 Notes were $0.8 million and $0.1 million, respectively. As of September 11, 2009, the Company has not determined the fair value of the 2014 Notes. The net gain or loss on extinguishment resulting from the exchange will be the difference between the fair value of the 2014 Notes and $25.7 million, the net book value of the exchanged 2010 Notes and the related debt issuance costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed in this Quarterly Report on Form 10-Q under the caption “Risk Factors” as well as the following factors: the substantial amount of our indebtedness, which could adversely affect our financial position; customer payment defaults, which may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog, which could affect the proportion of revenue recognized from backlog each quarter, both of which could have a material adverse effect on our financial condition and results of operations; competition in the EDA market; weaker-than-anticipated sales of Magma’s products and services; weakness in the semiconductor or electronic systems industries; a potential failure of customers to adopt, or to adopt at a sufficiently fast rate, 65-nanometer and smaller design geometries on a large scale; Magma’s lengthy and unpredictable sales cycle; difficulty in predicting quarterly results; an inability to generate sufficient operating cash flows; market acceptance of existing and new products; potentially higher-than-anticipated costs of litigation; the ability to attract and retain the key management and technical personnel needed to operate Magma successfully; Magma’s ability to make payments to satisfy its indemnification obligations; Magma’s ability to maintain or develop relationships with current or potential customers; financial market conditions that may impede access to or increase the cost of financing operations and investments; debt arrangements that may subject Magma to restrictive covenants which could limit its ability to operate its business; Magma’s ability to integrate acquired businesses and technologies; potentially higher-than-anticipated costs of compliance with regulatory requirements, including those relating to internal control over financial reporting; any delay of customer orders or failure of customers to renew licenses; the ability to continue to deliver competitive products to customers; changes in accounting rules; and the ability to manage expanding operations and restructurings of operations. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

During the first quarter of fiscal 2010, we recognized quarterly revenue of $28.8 million, which decreased 37% from the first quarter of fiscal 2009. License sales for the first quarter of fiscal 2010 accounted for approximately 70% of total revenue, compared to 74% in the first quarter of the prior year.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2009 and the first quarter of fiscal 2010. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be materially adversely affected by the macroeconomic environment.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, unbilled accounts receivable, allowances for doubtful accounts, fair value option, cash equivalents, short-term investments and long-term investments, asset purchases and business combinations, goodwill impairment, valuation of intangible and long-lived assets, income taxes and strategic investments in privately-held companies to be our most critical policies due to the estimation processes involved in each.

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

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements on Form 10-K for the year ended May 3, 2009. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectability is probable.” These judgments are discussed below.

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

Unbilled accounts receivable

Unbilled accounts receivable represents revenue that has been recognized in advance of being invoiced to the customer. In all cases, the revenue and unbilled receivables are for contracts which are non-cancelable, in which there are no contingencies and where the customer has taken delivery of both the software and the encryption key required to operate the software. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception.

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

As of August 2, 2009, two of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our sales and marketing expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our sales and marketing expenses and our reported net income would increase.

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

Total net gain on the put option and the ARS of $0.2 million was reported in valuation gain (loss) in the condensed consolidated statement of operations for the three months ended August 2, 2009.

Cash equivalents, short-term investments and long-term investments

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our condensed consolidated balance sheets. As of August 2, 2009, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses recorded as other income or expense on our condensed consolidated statements of operations.

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

As of August 2, 2009, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of August 2, 2009, we engaged a third party valuation service to model Level 3 fair value using an income approach. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded corporate debt of similar credit rating and an adjustment for lack of liquidity. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The current estimated time to liquidity was 5.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 5.0 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.9 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 5.0 years and the ARS with an estimated time to liquidity of 0.9 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary gain of $0.8 million in valuation gain (loss), net in the consolidated statements of operations for the first quarter of fiscal 2010. This gain was offset by losses related to the purchased put option of $0.6 million.

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

Goodwill impairment

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 13 to the Company’s Form 10-K for the year ended May 3, 2009). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

The Company conducts an annual goodwill impairment test at December 31. Accordingly, the Company conducted this test during the third quarter and concluded that events had occurred and circumstances had changed during the third fiscal quarter of 2008 which showed the existence of impairment indicators including a significant decline in the Company’s stock price and continued deterioration in the EDA software products market and the related impact on revenue forecasts of the Company. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. At December 31, 2008, the Company determined that the fair value of its reporting units was less than the net book value of the net assets of the reporting unit and accordingly, the Company performed step two of the impairment test.

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

We performed the step one analysis in the first quarter of fiscal 2010 and determined that the fair value of our reporting units was in excess of the net book value as of August 2, 2009.

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

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of August 2, 2009, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.2 million at August 2, 2009. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.2 million, respectively, for the three months ended August 2, 2009 and August 3, 2008.

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

In our consolidated financial statements, we classify our license arrangements as either bundled or unbundled. Bundled license contracts include maintenance with the license fee and do not include optional maintenance periods. Unbundled license contracts have separate maintenance fees and include optional maintenance periods. We offer various contractual terms to our customers in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long-term contracts frequently shifts between revenue categories, with no change in the aggregate revenues recognized from such contracts. In light of the foregoing, we have concluded that changes in results of the bundled licenses and services revenue category generally do not indicate a material trend in our historical or future performance and therefore are not discussed below.

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

Licenses revenue

Ratable. For bundled time-based licenses, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. In our statements of operations the revenue for these bundled arrangements for both license and service is classified as bundled licenses and services. For management reporting and analysis purposes we separate the licenses portion from the services portion. For unbundled time-based licenses, we recognize license revenue ratably over the license term. We refer to these licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three months ended August 2, 2009 and August 3, 2008 (in thousands, except for percentage data):

Three Months Ended:	August 2, 2009	% of Revenue	August 3, 2008	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue**
Ratable	$7,119	25%	$8,229	18%	$(1,110)	(13)%
Due & Payable	10,053	35%	12,428	27%	(2,375)	(19)%
Up-Front*	850	3%	11,674	26%	(10,824)	(93)%
Cash Receipts	2,275	8%	1,525	3%	750	49%

Total Licenses revenue	20,297	70%	33,856	74%	(13,559)	(40)%
Services revenue**	8,544	30%	11,886	26%	(3,342)	(28)%

Total Revenue	28,841	100%	45,742	100%	(16,901)	(37)%

Cost of Revenue
License	1,006	3%	6,254	14%	(5,248)	(84)%
Services	3,831	13%	6,076	13%	(2,245)	(37)%

Total cost of sales	4,837	17%	12,330	27%	(7,493)	(61)%

Gross Profit	$24,004	83%	$33,412	73%	$(9,408)	(28)%

*	Includes $0.8 million or 3% of total revenue from new contracts for the quarter ended August 2, 2009 and $4.2 million or 9% of total revenue from new contracts for the quarter ended August 3, 2008.

**	Bundled licenses and services in the consolidated statement of operations consisted of $6,518 of license revenue and $1,059 of service revenue for the first quarter of fiscal 2010, and $7,760 of license revenue and $2,170 of service revenue for the first quarter of fiscal 2009.

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended August 2, 2009 and August 3, 2008 (in thousands, except for percentage data):

Three Months Ended:	August 2, 2009	% of Revenue	August 3, 2008	% of Revenue	Dollar Change	% Change
Domestic	$14,999	52%	$24,332	53%	$(9,333)	(38)%
International:
Europe	7,640	26%	12,765	28%	(5,125)	(40)%
Japan	2,569	9%	4,112	9%	(1,543)	(38)%
Asia-Pacific (excluding Japan)	3,633	13%	4,533	10%	(900)	(20)%

Total international	13,842	48%	21,410	47%	(7,568)	(35)%

Total revenue	$28,841	100%	$45,742	100%	$(16,901)	(37)%

Revenue

Revenue for the first quarter of fiscal 2010 was $28.8 million, down 37% from the first quarter of fiscal 2009.

Licenses revenue decreased by 40% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Licenses revenue as a percentage of total revenue decreased by 4% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We analyzed the license purchasing trends of our key customers, those that make up 70% or more of revenue, for the first quarter of fiscal 2010. The decrease in licenses revenue was primarily the result of a sharp downturn in the semiconductor and systems industries, a reduction of electronic design automation budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business, which caused customers to reduce spending.

•

Ratable revenue decreased $1.1 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease in ratable revenue was partially offset as a result of our intent to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce due & payable and up-front revenues to 10% or less of total revenue, which resulted in ratable revenue increasing from 18% of total revenue in the first quarter of fiscal 2009 to 25% in the first quarter of fiscal 2010.

•

Due & Payable revenue decreased $2.4 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, a decrease of 19%, and Up-Front revenue decreased $10.8 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, a decrease of 93%. These decreases were also attributable to our intent to reduce due and payable revenue and increase ratable revenue.

•

Cash Receipts revenue increased during the first quarter of fiscal 2010 by $0.8 million compared to the first quarter of fiscal 2009. Additional customers have been classified as cash receipts customers. This increase is the result of the impact of a deterioration of economic conditions in the industry and with respect to some of our customers.

Services revenue, as a percent of total revenue, increased by 4% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. We believe the 4% increase during the first quarter of fiscal 2010 was primarily the result of timing of customers’ purchases of services, as customers delayed licenses purchases in response to the end market softness in the demand, while continuing to purchase maintenance contracts and other services to support their ongoing activities.

Domestic revenue decreased 38% during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decreases in domestic revenues were generally proportionate to the decreases in total revenues during the period and were primarily due to decreased customer orders. Domestic revenue as a percentage of total revenue decreased by 1% during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

International revenue decreased by 35% for the first quarter of fiscal 2010 compared the first quarter of fiscal 2009. The decreases in international revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to decreased customer orders. International revenue as a percentage of total revenue increased 1% during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

One customer accounted for 10% or more of total revenue during the first quarter of fiscal 2010.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $5.2 million or 84% during the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009. Amortization charges related to acquired developed technology and intangible assets decreased during the first quarter of fiscal 2010 by $4.8 million compared to the first quarter of fiscal 2009 primarily due to the full amortization of significant intangible assets from acquisitions, a decrease in contingent acquisition earnouts and due to the decrease in the deferred stock compensation expense of $0.1 million during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $2.2 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The change was primarily due to a net decrease of $2.1 million in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs which were a result of staff reductions under the fiscal 2009 restructuring plan.

Operating expenses

The table below sets forth operating expense data for the three months ended August 2, 2009 and August 3, 2008 (in thousands, except for percentage data):

Three Months Ended:	August 2, 2009	% of Revenue	August 3, 2008	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$11,197	39%	$20,133	44%	$(8,936)	(44)%
Sales and marketing	9,770	34%	16,803	37%	(7,033)	(42)%
General and administrative	4,383	15%	6,952	15%	(2,569)	(37)%
Amortization of intangible assets	305	1%	1,444	3%	(1,139)	(79)%
Restructuring charge	703	2%	2,020	5%	(1,317)	(65)%

Total operating expenses	$26,358	91%	$47,352	104%	$(20,994)	(44)%

Research and development expense decreased by $8.9 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to a decrease in compensation expense of $4.7 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $1.0 million as a result of lower salaries and headcount. The decrease in research and development expense in the first quarter of fiscal 2010 was also attributable to a decrease in consulting expenses of $0.6 million, decrease in bonus expense of $0.2 million, decrease in software maintenance costs of $0.2 million due to the costs being fully amortized, decrease in travel related costs of $0.3 million due to cost cutting, decrease in the deferred stock compensation expense of $0.9 million and decrease of $0.9 million in the allocation of common expenses, such as information technology and facility related expenses.

Sales and marketing expense decreased by $7.0 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to a decrease in compensation expense of $4.2 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009, and a decrease in related employee benefits of $1.2 million as a result of lower salaries and headcount. The decrease in sales and marketing expense in the first quarter of fiscal 2010 was also attributable to a decrease in marketing related expense of $0.5 million, a decrease in bonus expense of $0.1 million, a decrease in commission expense of $0.5 million due to decreased bookings, a decrease in travel and entertainment costs of $0.9 million due to lower spending on reduced sales, decrease in the deferred stock compensation expense of $0.7 million and a decrease in the allocation of common expenses, such as information technology and facility related expenses of $0.7 million. The decrease in sales and marketing expense was offset by a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $2.1 million.

General and administrative expense decreased by $2.6 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to a decrease in compensation expense of $1.0 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009. The decrease in general and administrative expense in the first quarter of fiscal 2010 was also the result of a decrease of $0.2 million in bad debt expense, decrease of $0.4 million in legal fees due to settlement of the patent litigation with Synopsys in the first quarter of fiscal 2009, a decrease of $0.4 million in stock-based compensation expense due to our option exchange program, a decrease of $0.2 million in travel and entertainment expense due to our cost reduction efforts, and a decrease of $0.2 million in consulting expenses.

Amortization of intangible assets decreased by 79% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the first quarter of fiscal 2010.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges of $0.7 million in the first quarter of fiscal 2010 represented employee termination and facility consolidation and closure charges resulting from our realignment to current business objectives.

Other items

The table below sets forth other data for the three months ended August 2, 2009 and August 3, 2008 (in thousands, except for percentage data):

Three Months Ended:	August 2, 2009	% of Revenue	August 3, 2008 (as adjusted)	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$45	—	$186	—	$(141)	(76)%
Interest and amortization of debt discount expense	(1,157)	(4)%	(984)	(2)%	(173)	18%
Other expense, net	(601)	(2)%	(96)	—	(505)	526%

Total other income (expense), net	$(1,713)	(6)%	$(894)	(2)%	$(819)	92%

Provision for income taxes	$396	(1)%	$440	(1)%	$(44)	(10)%

August 3, 2008 adjusted for adoption of FSP 14-1. See Footnote 1 to the financial statements.

Interest income decreased by 76% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to the lower interest rates in the first quarter of fiscal 2010 on investments of cash in money market funds to maintain liquidity.

Interest expense primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and our 2008 Notes and interest on our line of credit facility. Interest expense increased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to an additional $0.6 million expense related to debt discount amortization, a $0.2 million interest payment on the 2010 Notes, and a $0.2 million interest payment on the line of credit with Wells Fargo Bank. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs and interest expense on the capital leases.

Other income (expense), net increased by $0.4 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to a $0.5 million foreign exchange loss and a loss on equity investments of $0.1 million offset by a gain of $0.2 million in the fair value of the ARS investments in the first quarter of fiscal 2010.

During fiscal 2009, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the first quarter of fiscal 2010 and the first quarter of fiscal 2009, net foreign exchange gain (loss) totaled $(0.2) million and $0.1 million, respectively and was included in other income (expense), net in our consolidated statements of operations.

Provision for (benefit from) income taxes. Our effective tax rate was 10% and 3%, in the first quarter of fiscal 2010 and 2009, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, goodwill impairment, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. U.S. income tax expense was $0.4 million, and $0.4 million, in the first quarter of fiscal years 2010 and 2009, respectively. The income tax expense is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At August 2, 2009, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of August 2, 2009 and May 3, 2009, and cash flow data for the three months ended August 2, 2009 and August 3, 2008 (in thousands):

	August 2, 2009	May 3, 2009
Cash, cash equivalents and short-term investments	$54,822	$32,888

	Three Months Ended
For three months ended:	August 2, 2009	August 3, 2008
Other long-term liabilities	$(200)	$337
Restricted cash	$1,339	$(1,090)

Our cash, cash equivalents and short term investments were approximately $54.8 million on August 2, 2009, an increase of $21.9 million or 67% from May 3, 2009, the end of fiscal 2009. The increase is primarily the result of $18.0 million in auction rate securities and purchased put options that were classified as long term investments at May 3, 2009 being classified as short term investments at August 2, 2009. In addition, cash provided by operations was $5.7 million. These increases were offset by cash used in investing activities of $0.2 million and cash used in financing activities of $1.7 million in the first quarter of fiscal 2010.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of August 2, 2009, we held an aggregate of $34.2 million in cash and cash equivalents in the United States and an aggregate of $2.6 million in foreign accounts.

Net cash provided by (used in) operating activities

Net cash provided by operating activities increased by $12.1 million in the three months ended August 2, 2009 compared to three months ended August 3, 2008 due to an increase in cash from customers of $8.4 million, a decrease in cash used in cost and expenses of $2.5 million, and a decrease of $1.6 million in payments on accounts payable and accrued liabilities balances, partially offset by an increase of $2.1 million in payments on prepaid and other assets. The aggregate balance of accounts payable and accrued liabilities decreased by $4.4 million and $5.9 million, respectively, in the three months ended August 2, 2009 and August 3, 2008. The decrease in accrued liabilities in the three months ended August 2, 2009 was primarily due to a reduction in annual employee bonus accrual and acquisition related accruals. The decrease in accrued liabilities in the three months ended August 3, 2008 was primarily due to payments on the Synopsys litigation settlement, legal fees and annual employee bonuses. The decrease in cash from customers was primarily due to lower revenue; the decrease in costs and expenses was primarily due our cost reduction initiatives resulting in lower expenses in sales and marketing of $7.0 million, lower research and development of $8.9 million, general and administrative expense of $2.6 million and a decrease of $1.3 million of restructuring expense.

Net cash used in investing activities

Net cash used in investing activities for the three months ended August 2, 2009 compared to the three months ended August 3, 2008 decreased by $0.6 million. The change was primarily the result of cash paid for business and asset acquisitions, net of cash acquired decreasing by $1.3 million and a decrease in restricted cash during the three months ended August 2, 2009 compared to the three months ended August 3, 2008. We did not purchase any strategic investments in year to date fiscal 2010, but used $1.8 million to purchase strategic investments in the first three months fiscal 2009. These decreases in the use of cash were offset by a decrease in proceeds from maturities and sales of available-for-sale investments of $5.0 million. Purchases of property and equipment were $0.1 million cash during the first quarter of both fiscal 2010 and 2009.

Net cash used in financing activities

Net cash used in financing activities for the three months ended August 2, 2009 decreased $1.0 million compared to the three months ended August 3, 2008. For the three months ended August 2, 2009, net cash from the issuance of common stock increased $0.2 million compared to the three months ended August 3, 2008. In addition we repaid $15.3 million of convertible notes during fiscal 2009. Proceeds from the revolving note decreased $12.7 million in fiscal 2010 compared to fiscal 2009. Repayments of lease obligations increased $0.5 million. In addition, we used $1.2 million for repayments on the secured credit line. Retirement of restricted stock used $0.3 million cash during the first quarter of both fiscal 2010 and 2009.

Capital resources

Cash and cash equivalents available for use aggregated a total of $36.8 million at August 2, 2009. Since fiscal 2004 we have not achieved profitability.

As of our 2009 fiscal year end, our auditors issued an opinion raising substantial doubt about our ability to continue as a going concern. Since inception, we have incurred aggregate consolidated net losses of approximately $384.8 million, and may continue to incur net losses for the foreseeable future. In addition, we experienced a significant decline in revenues during fiscal 2009 and the first quarter of fiscal 2010. As of the end of fiscal 2009, the Company did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

As more fully described in Footnote 19 “Subsequent Events,” on September 11, 2009, we completed an exchange offer pursuant to which 2010 Notes in the aggregate amount of $26.7 million were exchanged for a new series of 6% Convertible Senior Notes due 2014. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding.

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts, and other factors, we generated positive cash flow of $5.7 million of cash from operations in the first quarter of fiscal 2010.

Our ability to fund our cash needs over the short and long term will also depend on our ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competition and other factors and to maintain or replace our existing credit facility. It could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain may contain terms that are not as favorable to us as historical financings. We may try to obtain additional financing by means that could dilute our existing stockholders. We believe we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months, and to retire the remaining $23.2 million outstanding 2010 Notes at maturity. However any of these factors could have a materially adverse impact on our financial position and results of operations. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A, “Risk Factors.”

In recent years, we have funded our operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, we began implementing cost reduction measures which continued through the end of the first quarter of fiscal 2010. Additionally, we have taken action to receive liquidity from our $18.3 million in auction rate securities (“ARS”), which have been illiquid since February 2008. We entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows us to recover the par value of the ARS on or about June 30, 2010 (see Note 2, “Liquidity”). Concurrently, we entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12 “Secured Credit Line”). This secured line of credit provided us with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Revolving Line of Credit

Effective as of October 31, 2008, we entered into a new secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”), which replaced our existing $10.0 million credit facility. The New Credit Facility provides for an increase in the total facility and aggregate commitments available up to $15.0 million. The New Credit Facility expires on December 31, 2009 and was used first to refinance the previous credit facility, with the balance available to finance working capital and letters of credit, not to exceed $2.5 million. The New Credit Facility is secured by collateral that includes first priority interests in all of our accounts receivable, intangible assets, inventory and equipment.

Effective as of March 11, 2009, we entered into the First Amendment to the New Credit Facility (“New First Amendment”) with Wells Fargo Bank, N.A. which provides for two revolving lines of credit. The two revolving line of credit notes allow for a maximum borrowing of $7.5 million each and replaced the $15.0 million line of credit facility. The New First Amendment expires on December 31, 2009, and is secured by collateral that includes a $7.5 million certificate of deposit and first priority interests in all of our accounts receivable, intangible assets, inventory and equipment. We are required to make interest only payments monthly and the outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the New Credit Facility.

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

On May 21, 2009, we entered into the Second Amendment to the New Credit Facility, which modified certain restrictive covenants in connection with our 2010 Note exchange.

As of August 2, 2009, we had aggregate outstanding borrowings of $11.2 million and two letters of credit totaling $1.7 million under the New First Amendment. The maximum borrowing available under the New First Amendment at August 2, 2009 was $15.0 million. We have classified the $7.5 million of collateralized certificate of deposit as restricted cash in connection with the New First Amendment. We believe we will be able to extend the maturity of the New Credit Facility or replace it with a new facility prior to its expiration on December 31, 2009.

The credit facility restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of August 2, 2009, we were in compliance with the financial conditions.

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

As more fully described in Footnote 19 “Subsequent Events”, on September 11, 2009 the Company completed an exchange offer pursuant to which 2010 Notes in aggregate principal amount of $26.7 million were exchanged for a new series of 6% Convertible Senior Notes due 2014. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding as of the date of the exchange.

Contractual obligations

As of August 2, 2009, our principal contractual obligations consisted of $53.8 million from fiscal 2010 through fiscal 2013 for office facilities, repayments of $23.2 million of the remaining principal of the 2010 Notes due in May 2010, and $7.0 million in capital lease obligations for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we do not anticipate an increase in our capital expenditures and lease commitments with cost reduction plans that were initiated in fiscal 2009. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of August 2, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $7.9 million as of August 2, 2009. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of August 2, 2009 and May 3, 2009, we recorded unrecognized tax benefits of $27.3 million, and $27.1 million, respectively, of which $9.8 million and $9.7 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of August 2, 2009, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of August 2, 2009.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of August 2, 2009.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 2, 2009.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of August 2, 2009. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of August 2, 2009, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, an other-than-temporary gain of $0.8 million in valuation gain (loss), net in the first quarter of fiscal 2010 was reported in the consolidated statement of operations. Based on our ability to access our cash, cash equivalents and other short-term operating cash flows, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of August 2, 2009, we had approximately $2.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended August 2, 2009, net foreign exchange loss of $0.4 million was included in “Other Income (Expense), Net” in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 3, 2009.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of August 2, 2009, we had an aggregate principal amount of approximately $78.0 million in outstanding debt, $49.9 million of which was the 2010 Notes. On September 11, 2009 the Company completed a tender offer and registration to exchange its 2010 Notes for new 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding and approximately $26.7 million principal amount of newly issued 2014 Notes is outstanding. In addition, as of August 2, 2009 the Company had outstanding borrowings of $11.2 million and two letters of credit totaling $1.7 million under its revolving credit facility, which expires on December 31, 2009. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we do not increase our revenue, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

On May 15, 2010, we will be required to repay in full the remaining $23.2 million principal amount outstanding on our 2010 Notes unless the holders of the remaining 2010 Notes elect to convert them into shares of our common stock before the repayment date, or the 2010 Notes are otherwise redeemed by us. The conversion price is $15.00 for the 2010 Notes, subject to adjustment in certain circumstances. On September 10, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $1.50 per share. If the price of our common stock does not rise above the applicable conversion price prior to maturity, conversion of the 2010 Notes is unlikely and we would be required to repay the principal amounts of the 2010 Notes in cash. In that event, we may not have enough cash to meet our repayment obligations and we would be in default under the 2010 Notes, which would have a material adverse effect on our business, operating results and financial condition.

If we cannot generate sufficient operating cash flow or alternatively obtain external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of August 2, 2009, we had cash and cash equivalents, excluding restricted cash, of $36.8 million. Our short-term investments of $18.0 million as of August 2, 2009, consisted of auction rate securities, for which auctions have not occurred since February 2008, and a purchased put option.

We have experienced a decrease in revenue during fiscal 2009 and the first quarter of fiscal 2010 and, if adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. In the second quarter of fiscal 2009, we increased cost cutting activities, including reducing the number of employees, capital spending, research and development projects and administrative expenses. In the third quarter of fiscal 2009, we further increased cost cutting activities, including reducing the number of employees, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue continues to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

In addition, the $23.2 million remaining principal amount outstanding on our 2010 Notes, after the effect of the September 11, 2009 note exchange, will become due and payable on May 15, 2010. We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, as they become due on the 2010 Notes. We may not generate sufficient cash flow from operations to cover our anticipated debt service obligations, including making payments on any outstanding notes or repaying any 2010 Notes that remain outstanding at maturity. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We believe we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months, and to retire the remaining $23.2 million outstanding 2010 Notes at maturity. However , we cannot assure you that we will be able to make required principal and interest payments on our notes when due in the absence of additional sources of equity or debt financing. If our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

A portion of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. At August 2, 2009, two customers each accounted for more than 10% of accounts receivable. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. Although one customer accounted for 10% or more of our consolidated revenue for the first quarter of fiscal year 2010, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during fiscal 2009 and the first quarter of fiscal 2010, and would harm our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $384.8 million as of August 2, 2009. If we continue to incur losses, the trading price of our stock would likely decline and we may be forced to discontinue our operations altogether.

We had an accumulated deficit of approximately $384.8 million as of August 2, 2009. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. As a result of our limited cash resources, outstanding debt and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may be forced to discontinue our operations entirely.

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

Our operating results will be harmed if chip designers do not adopt or continue to use Blast Fusion, Talus, FineSim, the Quartz families of products, Titan or our other current and future products.

Blast Fusion and its successor product Talus have accounted for the largest portion of our revenue since our inception and we believe that revenue from Blast Fusion, Talus, FineSim, the Quartz families of products and Titan will account for most of our revenue for the foreseeable future. To the extent that our customer base discontinues use of Blast Fusion and does not upgrade to our Talus products, our operating results may be significantly harmed. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, FineSim, the Quartz families of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Talus, FineSim, the Quartz families of products, Titan or our other current and future products, our operating results will be significantly harmed.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer and smaller design geometries on a large scale.

Our customers are currently working on a range of design geometries, including without limitation 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and other smaller design geometries. Notwithstanding our efforts to support 65-nanometer and other smaller design geometries, customers may fail to adopt, or may face technical difficulties in adopting, these geometries on a large scale and we may be unable to persuade our customers to purchase our related software products. Accordingly, any revenue we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to or delay the adoption of 65-nanometer and other smaller design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. In the first quarter of fiscal 2008, we decreased our workforce and incurred restructuring charges of $0.3 million. In addition, we initiated a restructuring plan in May 2008 for which we have incurred restructuring charges of $10.7 million in fiscal 2009, and $0.7 million in the first quarter of fiscal 2010, primarily for employee termination and facility closure costs. It is likely that we will continue to restructure our company and incur additional associated expenses during fiscal 2010. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of August 2, 2009. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of August 2, 2009. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our marketable securities portfolio is invested in auction rate securities which were structured to provide liquidity through an auction process that reset the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the auction rate securities held by us at face value of $18.4 million as of August 2, 2009, failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions had historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments. In October 2008, we entered into a settlement agreement with UBS which provided us with an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us of up to 75% of the market value of the auction rate securities. We intend to exercise our option and sell the auction rate securities back at par on or about June 30, 2010. We also entered into a “no net cost” secured line of credit with UBS for $12.6 million, which provides cash liquidity to us until June 30, 2010.

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

In the first quarter of fiscal 2010, we generated 48% of our total revenue from sales outside North America, compared to 47% in fiscal 2009.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of August 2, 2009, we had approximately $2.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market, required changes in the corporate governance practices of public companies, which increased our legal and financial compliance costs. In particular, we have incurred and will continue to incur administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent registered public accounting firm.

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

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in recent periods. From January 1, 2008 until September 8, 2009, the closing price of our common stock has ranged from $0.71 to $12.30 per share.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4 - May 31, 2009	10,758	$1.7506	0	N/A
June 1 - June 30, 2009	4,409	0.0001	0	N/A
July 1 - August 2, 2009	—	$—	0	N/A

	15,167	$1.2417	0	N/A

*	Includes 10,758 shares repurchased at prices ranging from $1.74 to $2.10 per share, the fair market values on the repurchase dates, in order to satisfy tax withholding obligations associated with the vesting of restricted shares. The remaining shares that were repurchased represented forfeitures of restricted stock as a result of employee terminations.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Second Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of May 21, 2009)	8-K	000-33213	10.1	May 29, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: September 11, 2009	/S/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 2, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Second Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of May 21, 2009)	8-K	000-33213	10.1	May 29, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X