Form 10-Q
period 2009-11-01
MAGMA DESIGN AUTOMATION INC
filed 2009-12-10
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

or

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

On December 8, 2009, 50,533,938 shares of the registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED NOVEMBER 1, 2009

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	November 1, 2009	May 3, 2009 (as adjusted)[1]
ASSETS
Current assets:
Cash and cash equivalents	$47,035	$32,888
Restricted cash	376	9,215
Short-term investments, pledged as collateral for secured credit line	16,909	—
Accounts receivable, net	13,394	26,635
Prepaid expenses and other current assets	5,591	5,443

Total current assets	83,305	74,181
Property and equipment, net	7,531	10,443
Intangible assets, net	9,370	12,170
Goodwill	6,731	6,666
Long-term investments, pledged as collateral for secured credit line	—	17,908
Other assets	6,086	5,665

Total assets	$113,023	$127,033

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$2,384	$1,212
Accrued expenses	10,216	15,353
Secured credit line	11,373	12,451
Revolving note	12,200	12,181
Current portion of other long-term liabilities	2,206	2,679
Deferred revenue	28,201	35,779
Convertible notes, net of debt discount of $573 at November 1, 2009	22,677	—

Total current liabilities	89,257	79,655
Convertible notes, net of debt (premium)/discount of ($1,764) and $2,340 at November 1, 2009 and May 3, 2009, respectively	28,453	47,600
Long-term tax liabilities, less current portion	1,947	9,729
Other long-term liabilities	1,767	3,160

Total liabilities	121,424	140,144

Commitments and contingencies (Note 14)
Stockholders deficit:
Common stock	5	5
Additional paid-in capital	409,697	405,342
Accumulated deficit	(380,458)	(380,490)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(5,030)	(5,353)

Total stockholders deficit	(8,401)	(13,111)

Total liabilities and stockholders deficit	$113,023	$127,033

[1]	May 3, 2009 adjusted for adoption of ASC 470-50. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008 (as adjusted)[1]	November 1, 2009	November 2, 2008 (as adjusted)[1]
Revenue:
Licenses	$13,237	$19,742	$27,016	$45,838
Bundled licenses and services	8,192	7,486	15,769	17,416
Services	8,233	9,230	15,718	18,946

Total revenue	29,662	36,458	58,503	82,200

Cost of revenue:
Licenses	782	4,958	1,483	9,767
Bundled licenses and services	1,077	2,346	2,053	4,865
Services	3,322	5,048	6,482	10,050

Total cost of revenue	5,181	12,352	10,018	24,682

Gross profit	24,481	24,106	48,485	57,518

Operating expenses:
Research and development	11,728	19,047	22,925	39,180
Sales and marketing	9,933	15,474	19,703	32,277
General and administrative	4,530	6,743	8,913	13,695
Amortization of intangible assets	305	838	610	2,282
Restructuring charge	247	3,307	950	5,327

Total operating expenses	26,743	45,409	53,101	92,761

Operating loss	(2,262)	(21,303)	(4,616)	(35,243)

Other income (expense):
Interest income	60	193	105	379
Interest and amortization of debt discount expense	(1,105)	(1,062)	(2,262)	(2,046)
Valuation gain (loss), net	174	(1,679)	326	(1,679)
Other expense, net	(185)	705	(787)	609

Other income (expense), net	(1,056)	(1,843)	(2,618)	(2,737)

Net loss before income taxes	(3,318)	(23,146)	(7,234)	(37,980)
Benefit from (provision for) income taxes	7,662	(3,130)	7,266	(3,569)

Net income (loss)	$4,344	$(26,276)	$32	$(41,549)

Net income (loss) per share, basic	$0.09	$(0.60)	$—	$(0.95)

Net income (loss) per share, diluted	$0.08	$(0.60)	$—	$(0.95)

Shares used in per share calculation, basic	48,995	43,908	48,427	43,647

Shares used in per share calculation, diluted	59,239	43,908	49,547	43,647

[1]	November 2, 2008 adjusted for adoption of ASC 470-50. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 1, 2009	November 2, 2008 (as adjusted)[1]
Cash flows from operating activities:
Net Income (loss)	$32	$(41,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,513	4,365
Amortization of intangible assets	2,819	14,477
Provision for doubtful accounts	184	514
Amortization of debt discount and debt issuance costs	1,161	1,265
Amortization of debt premium	(51)	—
Gain on extinguishment of convertible notes	(278)	—
Loss on auction rate securities	834	2,755
Gain on purchased put option	(1,159)	(1,076)
Loss on strategic equity investments	232	82
Stock-based compensation	6,941	10,030
Restructuring charges	(950)	—
Other non-cash items	15	1,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,043	1,356
Prepaid expenses and other assets	103	1,775
Accounts payable	1,172	(349)
Accrued expenses	(2,674)	(2,303)
Deferred revenue	(7,492)	(709)
Other long-term liabilities	(7,854)	790

Net cash flows provided by (used in) operating activities	9,591	(7,294)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(1,516)	(3,503)
Purchase of property and equipment	(689)	(257)
Proceeds from maturities and sale of available-for-sale investments	1,325	5,000
Purchase of strategic investments	—	(1,801)
Restricted cash	1,339	(8,844)

Net cash flows provided by (used in) investing activities	459	(9,405)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,178	1,932
Issuance costs related to the 6% 2014 Notes	(1,828)	—
Retirement of restricted stock	(704)	(987)
Proceeds from revolving note	19	13,000
Proceeds from secured credit line	—	12,550
Repayment of lease obligations	(1,422)	(1,171)
Repayment of convertible notes	—	(15,216)
Repayment of secured credit line	(1,080)	—
Restricted cash	7,500	—

Net cash provided by financing activities	3,663	10,108

Effect of foreign currency translation changes on cash and cash equivalents	434	(285)

Net change in cash and cash equivalents	14,147	(6,876)
Cash and cash equivalents, beginning of period	32,888	39,629

Cash and cash equivalents, end of period	$47,035	$32,753

[1]	November 2, 2008 adjusted for adoption of ASC 470-50. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.    Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 2, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended May 3, 2009, as filed with the SEC on July 20, 2009. The accompanying unaudited condensed consolidated balance sheet at May 3, 2009 is derived from audited consolidated financial statements at that date.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications. A new caption, current portion of other long-term liabilities, has been added to the condensed consolidated balance sheets, and certain prior period amounts have been reclassified from accrued expenses into current portion of other long-term liabilities. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ deficit.

Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ (the “Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, codified as ASC 105, Generally Accepted Accounting Principles, which established the Codification as the official single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of the Codification, all existing non-SEC accounting and reporting standards were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Following the

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force abstracts. Instead, it will issue accounting standard updates which will serve to update the Codification, provide background information about guidance and provide the basis for conclusion on the changes to the Codification. Therefore, beginning with this quarterly report for the quarter ended November 1, 2009, all references made to GAAP in the Company’s notes to condensed consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial statements.

On May 4, 2009, the Company adopted ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20 requires retrospective application of its provisions. The Company has determined this new guidance affects its 2% Convertible Senior Notes issued in March 2007 and due March 2010 (“2010 Notes”). Upon adoption of ASC 470-20, with the assistance of a third party valuation firm, the Company estimated the fair value of the 2010 Notes as of the date of issuance to be $43.1 million, assuming a 7.5% non-convertible borrowing rate. The non-convertible borrowing rate was determined utilizing debt yields of publicly traded debt of comparable companies. The difference between the fair value and the net proceeds of the notes was $4.8 million. This amount was retrospectively recorded as additional debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the three-year period to the due date of the notes in 2010 resulting in an increase in non-cash interest expense in prior and future periods.

As further described in Note 10, “Convertible Notes, Current and Long-Term” on September 11, 2009 the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million principal amount of newly issued 6% Convertible Senior Notes due 2014 (“2014 Notes”). The exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes. In conjunction with this exchange, the Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on extinguishment of the 2010 Notes; offset by the write off of approximately $0.8 million and $0.1 million debt discount and issuance costs, respectively, related to the 2010 Notes exchanged. As of November 1, 2009, the remaining balance of the debt discount and unamortized debt issuance costs related to the 2010 Notes were $0.6 million and $0.1 million, respectively.

The carrying amounts of the 2010 Notes are as follows (in thousands):

	Balance at
	November 1, 2009	May 3, 2009
		As Reported	As Adjusted
Equity component of 2% Convertible Senior Notes net of issuance costs of $45 (additional paid-in capital)	$1,568	$—	$4,628

Principal amount of 2% Convertible Senior Notes	$23,250	$49,939	$49,939
Unamortized discount of 2% Convertible Senior Notes	(573)	(718)	(2,339)

Liability component of 2% Convertible Senior Notes	$22,677	$49,221	$47,600

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unamortized discount and issuance costs will be amortized through May 2010. Interest and amortization expense of the 2010 Notes, net of the 2010 Note exchange and write-off of the debt discount and issuance costs, recognized in the Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Cash interest expense recognized (2% coupon)	$179	$247	$425	$493
Non-cash interest expense recognized
Amortization of discount	402	542	944	1,077
Amortization of issuance costs	70	94	165	188

	$651	$883	$1,534	$1,758

Effective interest rate	7.4%	7.1%	7.2%	7.0%

The following table presents the effect of the retrospective application of ASC 470-20 made to the Company’s previously reported Consolidated Statements of Income for the three and six months ended November 2, 2008 (in thousands):

	Three Months Ended November 2, 2008		Six Months Ended November 2, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Operating loss	$(21,303)	$(21,303)	$(35,243)	$(35,243)
Other income (expense):
Interest income	193	193	379	379
Interest and amortization of debt discount expense	(692)	(1,062)	(1,313)	(2,046)
Valuation gain (loss), net	(1,679)	(1,679)	(1,679)	(1,679)
Other income (expense), net	705	705	609	609

Other income (expense), net	(1,473)	(1,843)	(2,004)	(2,737)

Net loss before income taxes	(22,776)	(23,146)	(37,247)	(37,980)
Provision for income taxes	(3,130)	(3,130)	(3,569)	(3,569)

Net loss	$(25,906)	$(26,276)	$(40,816)	$(41,549)

Net loss per share basic and diluted	$(0.59)	$(0.60)	$(0.94)	$(0.95)

The following table presents the effect of the retrospective application of ASC 470-20 made to the Company’s previously reported Consolidated Balance Sheet as of May 3, 2009 (in thousands):

	May 3, 2009
	As Reported	As Adjusted
Other assets	$5,707	$5,665
Total Assets	$127,075	$127,033
Convertible notes	$49,221	$47,600
Additional paid-in capital	$400,713	$405,342
Accumulated deficit	$(377,440)	$(380,490)
Total stockholders deficit	$(14,690)	$(13,111)
Total liabilities and stockholders deficit	$127,075	$127,033

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the effect of the retrospective application of ASC 470-20 and related tax effects made to the Company’s previously reported Consolidated Statement of Cash Flows for the six months ended November 2, 2008 (in thousands):

	Six Months Ended November 2, 2008
	As Reported	As Adjusted
Net Loss	$(40,816)	$(41,549)
Amortization of debt discount and debt issuance costs	$528	$1,265
Net cash flows used in operating activities	$(7,294)	$(7,294)

As of November 1, 2009, the if-converted value of the 2010 Notes did not exceed their principal amount.

Recently issued accounting pronouncements

In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its July 31, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In June 2009, the FASB issued an update to ASC 810, Consolidation, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The modification clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This modification to ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This modification to ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 3, 2010. The Company expects this modification may have an impact on the Company’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions the Company consummates in the future.

In October 2009, the FASB issued an amendment to ASC 605-25, Multiple Element Arrangements, which modifies how a company separates consideration in multiple-delivery arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The amendment also clarifies the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendment also eliminates the residual method of allocating revenue and requires the use the relative selling price method. This amendment to ASC 605-25 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to ASC 985-605, Software-Revenue Recognition, which modifies the accounting model for revenue arrangements that include both tangible products and software

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

elements. This amendment to ASC 985-605 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not sell products that include both tangible products and software elements. Therefore this amendment will not impact the Company’s consolidated financial statements.

Note 2.    Liquidity

Cash and cash equivalents available for use aggregated a total of $47.0 million at November 1, 2009. For the six months ended November 1, 2009, net cash flow provided by operations was $9.6 million.

As of the Company’s 2009 fiscal year end, the Company’s auditors issued an opinion raising substantial doubt about the Company’s ability to continue as a going concern. Since fiscal 2004 the Company has not achieved profitability for any fiscal year. Since inception, the Company has incurred aggregate consolidated net losses of approximately $380.0 million, and may continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during fiscal 2009 and the first two quarters of fiscal 2010. As of the end of fiscal 2009, the Company did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

In September 2009, the Company completed an exchange offer pursuant to which 2010 Notes in the aggregate principal amount of $26.7 million were exchanged for the 2014 Notes (see Note 10, “Convertible Notes, Current and Long-Term”). As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding.

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and the Company’s liquidity position, the Company has increased its focus on cash management and taken actions to sustain and enhance its liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, the Company generated positive cash flow from operations of $9.6 million and was profitable for the six months ended November 1, 2009.

The Company’s ability to fund its cash needs over the short and long term will also depend on its ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competitive and other factors, and to maintain its existing credit facility. It could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition, and current credit market conditions may also make external financing difficult to obtain. Any external credit financing the Company is able to obtain will likely contain terms that are not as favorable to the Company as historical financings. The Company may try to obtain additional financing by means which could dilute the Company’s existing stockholders. The Company believes it will have sufficient capital resources to fund its working capital requirements and operations, capital investments, and debt service during the next twelve months, and to retire the remaining $23.2 million outstanding 2010 Notes at maturity. However any of these factors could have a materially adverse impact on the Company’s financial position and results of operations.

Historically, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which continued through the end of the second quarter of fiscal 2010. Additionally, the Company has taken action to obtain liquidity from the $18.3 million in auction rate securities (“ARS”), which have been illiquid since February 2008. The Company entered into a settlement agreement with

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3 “Fair Value Option”). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12 “Secured Credit Line”). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Note 3.    Fair Value Option

The Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a gain of $0.2 million and $0.3 million for the three and six months ended November 1, 2009, respectively, included in “Valuation gain (loss), net” with the purchased put option asset recorded in long-term investments pledged as collateral for the secured credit line.

Note 4.    Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at November 1, 2009, were as follows (in thousands):

	Balance at November 1, 2009	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Short-term investments, pledged as collateral for secured credit line:
Auction rate securities	$16,011	$—	$16,011
Purchased put option	898	—	898

Total short-term investments, pledged	16,909	—	16,909

Total assets measured at fair value	$16,909	$—	$16,909

Accrued expenses:
Foreign currency forward contract	(59)	(59)	—

Total liabilities measured at fair value	$(59)	$(59)	$—

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and six months ended November 1, 2009 (in thousands):

	Three Months Ended November 1, 2009	Six Months Ended November 1, 2009
Beginning balance	$18,010	$17,908
Net sales and settlements	(1,275)	(1,325)
Gain on auction rate securities	361	1,159
Losses on put option	(187)	(834)

Balance at November 1, 2009	$16,909	$16,909

Cash, cash equivalents, short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 1, 2009
Cash and Cash Equivalents
Cash (U.S. and international)	$47,035	$—	$—	$47,035

Total cash and cash equivalents	47,035	—	—	47,035

Short-term investments:
Auction rate certificates	$17,025	—	116	16,909

Total cash and cash equivalents and short-term investments	$64,060	$—	$116	$63,944

May 3, 2009
Cash and Cash Equivalents
Cash (U.S. and international)	$32,888	$—	$—	$32,888

Total cash and cash equivalents	32,888	—	—	32,888

Long-term investments:
Auction rate certificates	18,350	—	$442	$17,908

Total cash and cash equivalents and long-term investments	$51,238	$—	$442	$50,796

As of November 1, 2009, the stated maturities within one year of the Company’s current investments classified as cash and cash equivalents and short term investments were $63.9 million.

The unrealized losses for the six months ended November 1, 2009 were primarily associated with failed auction rate securities as discussed above. Gross realized losses from the sales of marketable securities were immaterial for all periods presented.

The notional fair value of outstanding forward exchange contracts was approximately $0.4 million and $5.5 million as of November 1, 2009 and May 3, 2009, respectively. The Company had realized losses on foreign currency forward exchange contracts of $0.2 million and $0.4 million for the three and six months ended

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

November 1, 2009, respectively, and a $0.5 million realized gain and $0.8 million realized loss for the three and six months ended November 2, 2008, respectively. As of November 1, 2009, the Company recorded an unrealized loss of $0.1 million in other current liabilities. As of May 3, 2009, the Company recorded an unrealized gain of $0.1 million in other current assets.

Short-term investments as of November 1, 2009 and long-term investments as of May 3, 2009 on the condensed consolidated balance sheets consist of (i) ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3 “Fair Value Option”). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12 “Secured Credit Line”) and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as short-term investments pledged as collateral for the secured credit line as of November 1, 2009, and long-term investments pledged as collateral for the secured credit line as of May 3, 2009.

As of November 1, 2009, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 1, 2009, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

agreement. The current estimated time to liquidity was 5.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The Rights are a form of purchased put option that gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 5.0 years. As the Company plans to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.7 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 5.0 years and the ARS with an estimated time to liquidity of 0.7 years as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded an unrealized gain of $0.4 million and an unrealized loss of $1.9 million for the quarter ended November 1, 2009 and November 2, 2008, respectively, including the transfer of accumulated temporary losses of $0 million and $0.9 million, respectively, from other comprehensive loss previously recorded as a component of stockholder’s equity. For the quarter ended November 1, 2009, total other-than-temporary impairment gain on ARS of $0.4 million was reported in the “Valuation gain (loss), net” in the consolidated statement of operations. This gain was offset by losses related to the purchased put option of $0.2 million. For the six months ended November 1, 2009, the Company recorded an ARS gain of $1.2 million offset by losses related to the purchased put option of $0.8 million.

Note 5.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes.

For the three and six months ended November 1, 2009, all potential common shares outstanding during the period were included in the computation of diluted net earnings per share. For the three and six months ended November 2, 2008 all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Shares of common stock issuable upon conversion of convertible notes	2,313	3,329	7,057	3,369
Shares of common stock issuable under stock option plans outstanding	5,534	11,890	5,414	11,890
Weighted average exercise price of shares issuable under stock option plans	$10.33	$10.50	$10.54	$10.50

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	November 1, 2009	May 3, 2009
Accounts receivable, net:
Trade accounts receivable	$12,830	$23,946
Unbilled receivable	862	2,880

Gross accounts receivable	13,692	26,826

Allowance for doubtful accounts	(298)	(191)

Total accounts receivable	$13,394	$26,635

Accrued expenses:
Accrued sales commissions	$676	$1,548
Accrued bonuses	1,072	2,693
Other payroll and related accruals	5,909	5,244
Acquisition accrual	348	1,780
Income taxes payable	(912)	(452)
Restructuring accrual	854	1,426
Other	2,269	3,114

Total accrued expenses	$10,216	$15,353

Note 7.    Comprehensive Loss

Components of accumulated other comprehensive loss was as follows (in thousands):

	November 1, 2009	May 3, 2009
Unrealized loss on available-for-sale investments	$—	$(2)
Foreign currency translation adjustments	(5,030)	(5,351)

Accumulated other comprehensive loss	$(5,030)	$(5,353)

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8.    Acquisitions

The Company did not make any acquisitions during the six months ended November 1, 2009.

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

	Six Months Ended November 1, 2009		Six Months Ended November 2, 2008
	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs, Inc	$65	$—	$2,172	$—

Total goodwill	65	—	2,172	—

Intangible assets:
Mojave	—	—	626	619
Other	19	—	2	—

Total intangible assets	19	—	628	619

Total earnout consideration	$84	$—	$2,800	$619

Note 9.    Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (dollars in thousands):

	Weighted Average Life (months)	November 1, 2009				May 3, 2009
		Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill		$66,820	$(60,089)	$—	$6,731	$66,755	$(60,089)	$—	$6,666

Other intangible assets:
Developed technology	43	$115,436		$(112,091)	$3,345	$115,436		$(110,794)	$4,642
Licensed technology	40	41,718		(38,270)	$3,448	41,699		(37,291)	4,408
Customer relationship or base	70	5,575		(3,709)	$1,866	5,575		(3,376)	2,199
Patents	57	13,015		(12,951)	$64	13,015		(12,836)	179
Acquired customer contracts	33	1,390		(1,091)	$299	1,390		(1,090)	300
Assembled workforce	45	1,252		(1,246)	$6	1,252		(1,244)	8
No shop right	24	100		(100)	$—	100		(100)	—
Non-competition agreements	36	600		(550)	$50	600		(500)	100
Trademark	67	900		(608)	$292	900		(566)	334

Total		$179,986	$—	$(170,616)	$9,370	$179,967	$—	$(167,797)	$12,170

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the six months ended November 1, 2009, the Company increased its goodwill by $0.1 million, reflecting purchase price adjustments related to acquired net tangible assets.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Amortization of intangible assets included in:
Cost of revenue—licenses	$737	$4,709	$1,512	$9,380
Cost of revenue—bundled licenses and services	361	1,533	697	2,815
Operating expenses	305	838	610	2,282

Total	$1,403	$7,080	$2,819	$14,477

As of November 1, 2009, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remaining six months)	$2,175
2011	3,942
2012	1,889
2013	957
2014 and thereafter	407

Total expected future amortization	$9,370

Note 10.    Convertible Notes, Current and Long-Term

The Company’s 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. As of November 1, 2009, after the note exchange described below, the principal balance outstanding on the 2010 Notes was approximately $23.2 million. This amount is included in current liabilities. The 2010 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 1.55 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2014 Notes. The 2010 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. The Company has the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires the Company to deliver to a holder upon conversion of the holder’s 2010 Notes cash equal to the lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at the Company’s election.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As more fully described in Note 1, “Basis of Presentation” Adoption of New Accounting Pronouncements, in May 2008, the FASB issued ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The Company has determined this new guidance affects its 2010 Notes. Retrospective adoption requires the Company to adjust its accounting for the 2010 Notes in its Consolidated Financial Statements for all prior periods presented. As adjusted, the Company initially recorded the 2010 Notes at fair value of $43.1 million, net of the debt discount of $6.9 million. The debt discount is being amortized to interest expense over the term of the 2010 Notes. The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method.

The shares issuable upon conversion of the 2010 Notes are included in “diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share unless they are determined to be anti-dilutive. For the three and six months ended November 1, 2009 and November 2, 2008 the shares were excluded from the computation of diluted net earnings (loss) per share as their effect was anti-dilutive.

On September 11, 2009, the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. Because the terms of the 2014 notes were substantially different from the 2010 notes, the exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes.

In accordance with ASC 470-20, the fair value of the 2014 Notes when issued is allocated between the fair market value of the 2010 Notes extinguished and a reacquisition of the equity component recognized upon issuance of the 2010 Notes. The Company initially recorded the 2014 Notes at fair value of $28.5 million, including a debt premium of $1.8 million. The debt premium is being amortized to interest expense over the term of the 2014 Notes. $1.8 million of underwriting and legal fees related to the 2014 Notes offering was capitalized upon issuance and is being amortized over the term of the 2014 Notes using the effective interest method. As a result, $3.0 million was allocated as a reduction to additional paid-in-capital.

The Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on the difference between the fair market value of the 2014 Notes and the $26.7 million principal amount extinguished of the 2010 Notes, which is offset by the reacquisition of the equity component and the write-off of approximately $0.8 million and $0.1 million debt discount and issuance costs, respectively, related to the 2010 Notes exchanged.

As of November 1, 2009, the remaining balance of the debt discount and unamortized debt issuance costs related to the remaining 2010 Notes were $0.6 million and $0.1 million, respectively.

The Company’s 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing November 15, 2009. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of the Company. Except in limited specific circumstances related to a change in control that are excluded from ASC 470-20, holders will not receive a cash settlement, therefore, the 2014 Notes are not subject to the provision ASC 470-20. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

The shares issuable upon conversion of the 2014 Notes are included in “diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share unless they are determined to be anti-dilutive. For the three and six months ended November 1, 2009, an aggregate of 8,472,698 and 0 shares were included in the computation of diluted net earnings per share, respectively.

Note 11.    Revolving note

Effective as of October 31, 2008, the Company entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 9, 2009, the Credit Facility provides for (i) a single revolving line of credit note of up to $15 million replacing the two previous $7.5 million revolving line of credit notes, (ii) eliminates the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extends the term of the line of credit to September 30, 2010. The Amendment also, among other things, requires that we provide certain financial statements to Wells Fargo, amends or removes certain financial covenants and amends the definition of “Event of Default.” The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings.

The Credit Facility restricts the Company’s ability to pay dividends or make other distributions on its stock and requires that the Company maintain certain financial conditions. As of November 1, 2009, the Company was in compliance with the financial conditions.

As of November 1, 2009, the Company had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the Credit Facility. In connection with the Third Amendment to the Credit Facility, the Company released a $7.5 million collateralized certificate of deposit earlier classified as restricted cash.

Note 12.    Secured Credit Line

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of November 1, 2009, UBS determined the ARS market value to be $15.2 million. Prior to January 22, 2009, advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

There was $11.4 million outstanding on this line of credit at November 1, 2009, and the maximum amount available for borrowing was $12.6 million.

Note 13.    Restructuring charges

In fiscal 2009, the Company initiated an additional restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies. During the first quarter of fiscal 2009, the Company announced the termination of 71 employees. During the second quarter of fiscal 2009, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. In the third quarter of fiscal 2009 the Company announced further actions including the termination of 164 employees and the closing of two sales and support offices in North America and one in Europe, consolidation of its Beijing, China operations into a single facility, and consolidation of its Shanghai, China operations into a single facility. During the fourth quarter of fiscal 2009, the Company incurred additional restructuring costs mainly due to the consolidation of part of its San Jose, California facility.

In total, the Company recorded restructuring charges of $10.7 million during fiscal 2009 in connection with the FY 2009 Restructuring Plan. These costs related to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring.

During the quarter ended November 1, 2009, the Company recorded an additional restructuring charge of $0.5 million of cost related to severance, offset by $0.3 million benefit related to better than anticipated settlement of facilities reserves.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 3, 2009	$374	$9	$1,799	$2,182
Restructuring provision	655	—	48	703
Cash payments	(663)	—	(379)	(1,042)

Balance at August 2, 2009	366	9	1,468	1,843
Restructuring provision	511	—	(264)	247
Cash payments	(574)	—	(277)	(851)

Balance at November 1, 2009	$303	$9	$927	$1,239

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14.    Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of November 1, 2009 or May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of November 1, 2009.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of November 1, 2009.

In connection with certain of the Company’s business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of November 1, 2009.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of November 1, 2009. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Cost of revenue	$504	$365	$804	$777
Research and development expense	1,017	1,871	2,150	3,941
Sales and marketing expense	1,142	1,247	2,077	2,886
General and administrative expense	1,097	1,173	1,910	2,426

Total stock-based compensation expense	$3,760	$4,656	$6,941	$10,030

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

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options	$487	$1,487	$1,218	$3,610
Restricted stock and restricted stock units	2,389	2,326	3,988	4,742
Employee stock purchase plan	884	843	1,735	1,678

Total stock-based compensation expense	$3,760	$4,656	$6,941	$10,030

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options:
Expected life (years)	3.08 – 3.97	3.90 – 3.99	3.08 – 3.97	3.90 – 4.02
Volatility	88%	65%	85% – 88%	46% – 65%
Risk-free interest rate	1.653%	2.25% – 2.85%	1.50% – 2.10%	2.25% – 3.56%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.20	$2.18	$1.19	$2.48

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	88%	65%	85% – 88%	45% – 65%
Risk-free interest rate	0.54%	2.18%	0.40% – 0.54%	2.18% – 2.25%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$0.67	$2.85	$0.69	$4.44

As of November 1, 2009, there was approximately $5.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.13 years.

As of November 1, 2009, the Company had $4.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of 1.13 years. Cash received from the purchase of shares under the ESPP was $1.0 million and $1.9 million for the six months ended November 1, 2009 and November 2, 2008, respectively.

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

As of November 1, 2009, the Company had $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.2 years.

As of November 1, 2009, there was $8.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.45 years.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 16.    Income Taxes

The benefit from (provision for) income taxes was $7.7 million and $7.3 million for the three and six months ended November 1, 2009, respectively, and $(3.1) million and $(3.6) million for the three and six months ended November 2, 2008, respectively.

During the three months ended November 1, 2009, the Company received new information related to its unrecognized tax benefit related to withholding taxes in South Korea. This information was not available to the Company in previous financial reporting periods and is considered new information for purposes of assessing the Company’s uncertain tax positions as required by ASC 740-10, Income Taxes (“ASC 740-10”). The Company considered this new information collectively with all other information available at November 1, 2009 and concluded that it is more-likely-than-not the license revenue sourced in South Korea is not subject to withholding tax, and therefore, that the full amount of the tax position will ultimately be realized. Accordingly, a $7.8 million tax benefit related to South Korean withholding tax was recognized as a “Benefit from (provision for) income taxes” in the Condensed Consolidated Statements of Operations, and a corresponding decrease in “Long term tax liabilities, less current portion” in the Condensed Consolidated Balance Sheets was recorded at November 1, 2009. The recognition of the tax benefit is a discrete item, and therefore, is not reflected in the estimated annual effective tax rate, nor does it have any current period or future period cash impact.

For the three months ended November 1, 2009, the Company had approximately $19.8 million of total gross unrecognized tax benefits, of which $2.1 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $16.1 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

The Company’s fiscal 2010 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its U.S. valuation allowance, state taxes, goodwill impairment, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

Note 17.    Segment Information

The Company has adopted the provisions of ASC 280, “Segment Reporting”, which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
North America*	$16,937	$20,043	$31,935	$44,375
Europe	2,387	5,833	4,956	18,598
Japan	6,290	7,621	9,923	11,733
Asia-Pacific (excluding Japan)	4,048	2,961	11,689	7,494

	$29,662	$36,458	$58,503	$82,200

North America*	57%	55%	55%	54%
Europe	8%	16%	8%	23%
Japan	21%	21%	17%	14%
Asia-Pacific (excluding Japan)	14%	8%	20%	9%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three and six months ended November 1, 2009, the Company had one (11% of total revenue) and no customer, respectively, representing 10% or more of total revenue. For the three and six months ended November 2, 2008, the Company had two (each 10% of total revenue) and one customers (13% of total revenue), respectively, representing 10% or more of total revenue.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and is not obligated to make rent payments effective January 31, 2007. During the three and six months ended November 1, 2009, the Company recorded $0.2 million and $0.4 million, respectively, of rent expense related to this lease and recognized $1.8 million, and $3.5 million, respectively, in revenue from the sale of software licenses to this customer. During the three and six months ended November 2, 2008, the Company recorded $0.1 million and $0.3 million of rent expense related to this lease and recognized $3.2 million, and $3.8 million, respectively, in revenue from the sale of software licenses to this customer.

Note 19.    Subsequent Events

The Company has evaluated subsequent events that have occurred through December 10, 2009, the date of financial statement issuance.

On December 1, 2009, Bruce Eastman, Magma’s Corporate Vice President, Worldwide Sales announced his intention to resign from Magma, effective as of December 2, 2009. On December 1, 2009, Magma’s Board of Directors approved the material terms of a severance arrangement for Mr. Eastman. In connection with his resignation, Mr. Eastman will enter into a separation agreement and mutual release with Magma and will receive a lump sum amount equal to three months of his base salary plus three months of COBRA coverage, and three months of accelerated vesting of his unvested stock options and restricted stock units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed herein under the caption “Risk Factors” or included elsewhere in the Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year May 3, 2009. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

During the second quarter of fiscal 2010, we recognized quarterly revenue of $29.7 million, which increased 3% from the preceding quarter and decreased 19% from the second quarter of fiscal 2009. License sales for the second quarter of fiscal 2010 accounted for approximately 66% of total revenue, compared to 70% in the preceding quarter and 70% in the second quarter of the prior fiscal year.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2009 and the first six months of fiscal 2010. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be materially adversely affected by the macroeconomic environment.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies to be our most critical policies due to the estimation processes involved in each.

Revenue recognition

We recognize revenue in accordance with ASC 985-605, Software—Revenue Recognition, which generally requires revenue earned on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is recognized as revenue immediately.

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

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), using the modified prospective transition method. Under ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.

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

As of November 1, 2009, three of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our sales and marketing expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our sales and marketing expenses and our reported net income would increase.

Fair value option

We account for financial instruments in accordance with ASC 825-10, Financial Instruments Overall Recognition (“ASC 825-10”). ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions.

We adopted ASC 825-10 in the first quarter of fiscal 2009. Our adoption of ASC 825-10 permits us to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. Our election is on a prospective basis and is irrevocable.

During the second quarter of fiscal 2009, we elected fair value accounting for the purchased put option recorded in connection with the settlement agreement signed with UBS Financial Services, Inc. (“UBS”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying auction rate securities (“ARS”) under different methods.

Total net gain on the put option and the ARS of $0.2 million and $0.3 million was reported in valuation gain (loss) in the condensed consolidated statement of operations for the three and six months ended November 1, 2009, respectively.

Cash equivalents, short-term investments and long-term investments

We account for our investments in accordance with ASC 320-10, Investments in Debt and Equity Securities (“ASC 320-10”). These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our condensed consolidated balance sheets. As of November 1, 2009, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair market value as of the balance sheet date, with gains or losses recorded as other income or expense on our condensed consolidated statements of operations.

The Company measures fair value in accordance with the provisions in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of November 1, 2009, there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 1, 2009, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at five years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 1, 2009, we engaged a third party valuation service to model Level 3 fair value using an income approach. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 5.0 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.7 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 5.0 years and the ARS with an estimated time to liquidity of 0.7 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an unrealized gain of $0.4 million and an unrealized loss of $1.9 million for the quarter ended November 1, 2009 and November 2, 2008, respectively, including the transfer of accumulated temporary losses of $0 million and $0.9 million, respectively, from other comprehensive loss previously recorded as a component of stockholder’s equity. For the quarter ended November 1, 2009, total other-than-temporary impairment gain on ARS of $0.4 million was reported in the valuation gain (loss), net in the consolidated statement of operations. This gain was offset by losses related to the purchased put option of $0.2 million. For the six months ended November 1, 2009, we recorded an ARS gain of $1.2 million offset by losses related to the purchased put option of $0.8 million.

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

Goodwill impairment

ASC 350-20, Goodwill (“ASC 350-20”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 13 to the Company’s Form 10-K for the year ended May 3, 2009). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, the Company’s review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. The Company also considered its market capitalization on the dates of its impairment tests in determining the fair value of the respective business. The Company completed the first step analysis during the second fiscal quarter and determined that the fair value of its reporting units was in excess of the net book value on that date.

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

We performed the step one analysis in the second quarter of fiscal 2010 and determined that the fair value of our reporting units was in excess of the net book value as of November 1, 2009.

Valuation of intangibles and long-lived assets

The Company’s intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). The Company reviews its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”). For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on the Company’s review, no impairment is indicated.

Income taxes

We account for income taxes in accordance with ASC 740-10, Income Taxes. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different from what was reflected in our historical income tax provisions.

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of November 1, 2009, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.1 million at November 1, 2009. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.2 million, respectively, for the three and six months ended November 1, 2009. Similarly, we recorded impairment charges related to non-marketable equity investments of $0.1 million and $0.3 million, respectively, for the three and six months ended November 2, 2008.

Results of Operations

Revenue

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and post-contract customer support (“PCS”) where we do not have Vendor Specific Objective Evidence (“VSOE”) of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with licenses where we have established VSOE to account for services separately. We recognize revenue based on the specific terms and conditions of the license contracts with our customers for our products and services as described in detail above under the caption “Critical Accounting Policies and Estimates.”

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and six months ended November 1, 2009 and November 2, 2008 (in thousands, except for percentage data):

Three Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$6,592	22%	$6,387	18%	$205	3%
Due & Payable	10,664	36%	13,417	37%	(2,753)	(21)%
Up-Front*	1,432	5%	4,576	13%	(3,144)	(69)%
Cash Receipts	989	3%	1,151	3%	(162)	(14)%

Total Licenses revenue	19,677	66%	25,531	70%	(5,854)	(23)%
Services revenue **	9,985	34%	10,927	30%	(942)	(9)%

Total Revenue	29,662	100%	36,458	100%	(6,796)	(19)%

Cost of Revenue
License	1,164	4%	6,444	18%	(5,280)	(82)%
Services	4,017	14%	5,908	16%	(1,891)	(32)%

Total cost of sales	5,181	17%	12,352	34%	(7,171)	(58)%

Gross Profit	$24,481	83%	$24,106	66%	$375	2%

Six Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$13,052	22%	$22,386	27%	$(9,334)	(42)%
Due & Payable	20,717	35%	25,844	31%	(5,127)	(20)%
Up-Front*	2,281	4%	16,250	20%	(13,969)	(86)%
Cash Receipts	3,264	6%	2,659	3%	605	23%

Total Licenses revenue	39,314	67%	67,139	82%	(27,825)	(41)%
Services revenue **	19,189	33%	15,061	18%	4,128	27%

Total Revenue	58,503	100%	82,200	100%	(23,697)	(29)%

Cost of Revenue
License	2,170	4%	12,699	15%	(10,529)	(83)%
Services	7,848	13%	11,983	15%	(4,135)	(35)%

Total cost of sales	10,018	17%	24,682	30%	(14,664)	(59)%

Gross Profit	$48,485	83%	$57,518	70%	$(9,033)	(16)%

*	Includes $1.4 million or 5%, and 2.1 million or 4% of total revenue from new contracts for the three and six months ended November 1, 2009 respectively.
**	Bundled licenses and services in the consolidated statement of operations consisted of $6,440 of license revenue and $1,752 of service revenue for the three months ended November 1, 2009, and $12,298 of license revenue and $3,471 of service revenue for the six months ended November 1, 2009.

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended November 1, 2009 and November 2, 2008 (in thousands, except for percentage data):

Three Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Domestic	$16,937	57%	$20,043	55%	$(3,106)	(15)%
International:
Europe	2,387	8%	5,833	16%	(3,446)	(59)%
Japan	6,290	21%	7,621	21%	(1,331)	(17)%
Asia-Pacific (excluding Japan)	4,048	14%	2,961	8%	1,087	37%

Total international	12,725	43%	16,415	45%	(3,690)	(22)%

Total revenue	$29,662	100%	$36,458	100%	$(6,796)	(19)%

Six Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Domestic	$31,935	55%	$44,375	54%	$(12,440)	(28)%
International:
Europe	4,956	8%	18,598	23%	(13,642)	(73)%
Japan	9,923	17%	11,733	14%	(1,810)	(15)%
Asia-Pacific (excluding Japan)	11,689	20%	7,494	9%	4,195	56%

Total international	26,568	45%	37,825	46%	(11,257)	(30)%

Total revenue	$58,503	100%	$82,200	100%	$(23,697)	(29)%

Revenue

Revenue for the three and six months ended November 1, 2009 was $29.7 million and $58.5 million, respectively, a decrease of 19% and 29%, respectively, from the three and six months ended November 2, 2008.

Licenses revenue decreased by 23% and 35%, respectively, in the three and six months ended November 1, 2009 compared to the three and six months ended November 2, 2008. Licenses revenue as a percentage of total revenue decreased by 4% and 6% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. We analyzed the license purchasing trends of our key customers, those that make up 70% or more of revenue, for the three and six months ended November 1, 2009. The decrease in licenses revenue was primarily the result of a sharp downturn in the semiconductor and systems industries, a reduction of electronic design automation budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business, which caused customers to reduce spending.

•

Ratable revenue increased $0.2 million for the three months ended November 1, 2009 and decreased $3.3 million for the six months ended November 1, 2009 compared to the three and six months ended November 2, 2008. Although ratable revenue decreased due to the overall decrease in revenue, ratable revenue increased as a percentage of total revenue by 4% and 2% respectively, in the three and six months ended November 1, 2009. The increase in ratable revenue as a percent of total revenue was a result of our efforts to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce due & payable and up-front revenues to 10% or less of total revenue.

•

Due & Payable revenue decreased $2.8 million and $5.1 million for the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008, a decrease of 21% and 20%, respectively.

•

Up-Front revenue decreased $3.1 million and $13.0 million in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008, a decrease of 69% and 85%, respectively. These decreases were also attributable to our efforts to reduce due and payable revenue and increase ratable revenue.

•

Cash Receipts revenue decreased by $0.2 million during the three months ended November 1, 2009 and increased by $0.6 million during the six months ended November 1, 2009 compared to the three and six months ended November 2, 2008, primarily because additional customers were classified as cash receipts customers. This increase is the result of the impact of a deterioration of economic conditions in the industry and with respect to some of our customers.

Services revenue, as a percent of total revenue, increased by 4% and 6% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. We believe the increases were primarily the result of timing of customers’ purchases of services, as customers delayed licenses purchases in response to the end market softness in the demand, while continuing to purchase maintenance contracts and other services to support their ongoing activities.

Domestic revenue decreased 15% and 28% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. The decreases in domestic revenues were generally proportionate to the decreases in total revenues during the period and were primarily due to decreased customer orders. Domestic revenue as a percentage of total revenue increased by 2% and 1% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008.

International revenue decreased by 22% and 30% for the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. The decreases in international revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to decreased customer orders. International revenue as a percentage of total revenue decreased 2% and 1% for the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008.

One customer accounted for 10% or more of total revenue during the three months ended November 1, 2009. No customer accounted for 10% or more of total revenue during the six months ended November 1, 2009.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $5.3 million and $10.5 million or 82% and 83%, during the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. Amortization charges related to acquired developed technology and intangible assets decreased during the three and six months ended November 1, 2009 by $5.1 million and $10.0 million, respectively, compared to the three and six months ended November 2, 2008 primarily due to the full amortization of significant intangible assets from acquisitions, a decrease in contingent acquisition earn-outs and a decrease in the expensed equipment costs of $0.2 million and $0.2 million during the three and six months ended November 1, 2009, respectively, as compared to the three and six months ended November 2, 2008.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $1.9 million and $4.1 million for the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. The change was primarily due to a net decrease of $2.0 million and $4.0 million, respectively, in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs that were a result of staff reductions under the fiscal 2009 restructuring plan.

Operating expenses

The table below sets forth operating expense data for the three and six months ended November 1, 2009 and November 2, 2008 (in thousands, except for percentage data):

Three Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$11,728	40%	$19,047	52%	$(7,319)	(38)%
Sales and marketing	9,933	33%	15,474	42%	(5,541)	(36)%
General and administrative	4,530	15%	6,743	18%	(2,213)	(33)%
Amortization of intangible assets	305	1%	838	2%	(533)	(64)%
Restructuring charge	247	1%	3,307	10%	(3,060)	(93)%

Total operating expenses	$26,743	90%	$45,409	124%	$(18,666)	(41)%

Six Months Ended:	November 1, 2009	% of Revenue	November 2, 2008	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$22,925	39%	$39,180	48%	$(16,255)	(41)%
Sales and marketing	19,703	34%	32,277	39%	(12,574)	(39)%
General and administrative	8,913	15%	13,695	17%	(4,782)	(35)%
Amortization of intangible assets	610	1%	2,282	3%	(1,672)	(73)%
Restructuring charge	950	2%	5,327	7%	(4,377)	(82)%

Total operating expenses	$53,101	91%	$92,761	114%	$(39,660)	(43)%

Research and development expense decreased by $7.3 million in the three months ended November 1, 2009 compared to the three months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $3.9 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee taxes of $0.3 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in consulting expenses of $0.4 million, bonus expense of $0.4 million, travel related costs of $0.3 million due to cost cutting, deferred stock compensation expense of $0.9 million and the allocation of common expenses, such as information technology and facility related expenses, of $1.1 million.

Research and development expense decreased by $16.3 million, in the six months ended November 1, 2009 compared to the six months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $8.6 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $1.3 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in consulting expenses of $1.0 million, bonus expense of $0.6 million, software maintenance costs of $0.2 million due to the costs being fully amortized, travel related costs of $0.5 million due to cost cutting, and deferred stock compensation expense of $1.8 million and the allocation of common expenses, such as information technology and facility related expenses, of $2.0 million.

Sales and marketing expense decreased by $5.5 million in the three months ended November 1, 2009 as compared to the three months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $3.6 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $0.4 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in marketing related expense of $0.2 million, bonus expense of $0.1 million, commission expense of $1.3 million due to decreased bookings, travel and entertainment costs of $0.5 million due to lower spending on reduced sales, and the allocation of common expenses, such as information technology and facility related expenses of $0.9 million. The decrease was offset by a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $1.9 million.

Sales and marketing expense decreased by $12.6 million in the six months ended November 1, 2009 as compared to the six months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $7.8 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009, and a decrease in related employee benefits of $1.5 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in marketing related expense of $0.7 million, bonus expense of $0.3 million, commission expense of $1.9 million due to decreased bookings, travel and entertainment costs of $1.5 million due to lower spending on reduced sales, deferred stock compensation expense of $0.8 million and the allocation of common expenses, such as information technology and facility related expenses, of $1.6 million. The decrease was offset by a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $4.0 million.

General and administrative expense decreased by $2.2 million in the three months ended November 1, 2009 compared to the three months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $0.9 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $0.2 million as a result of lower salaries and headcount. The decrease was also the result of decreases of $0.3 million in legal fees due to settlement of the patent litigation with Synopsys in the first quarter of fiscal 2009, $0.1 million in stock-based compensation expense due to our option exchange program, and $0.6 million in consulting expenses.

General and administrative expense decreased by $4.8 million in the six months ended November 1, 2009 compared to the six months ended November 2, 2008. The decrease was primarily due to a decrease in compensation expense of $1.9 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009, related employee benefits of $0.3 million as a result of lower salaries and headcount, and bonus expense of $0.2 million. The decrease was also attributed to decreases of $0.7 million in legal fees due to settlement of the patent litigation with Synopsys in the first quarter of fiscal 2009, $0.5 million in stock-based compensation expense due to our option exchange program, $0.9 million in consulting expenses, and $0.2 million in our travel and entertainment costs.

Amortization of intangible assets decreased by 64% and 73% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the six months ended November 1, 2009.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges of $0.2 million and $1.0 million in the three and six months ended November 1, 2009, respectively, represented employee termination and facility consolidation and closure charges resulting from our realignment to current business objectives.

Other items

The table below sets forth other data for the three and six months ended November 1, 2009 and November 2, 2008 (in thousands, except for percentage data):

Three Months Ended:	November 1, 2009	% of Revenue	November 2, 2008 (as adjusted)[1]	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$60	0%	$193	1%	$(133)	(69)%
Interest and amortization of debt discount expense	(1,105)	(4)%	(1,062)	(3)%	(43)	4%
Valuation gain (loss), net	174	1%	(1,679)	(5)%	1,853	(110)%
Other expense, net	(185)	(1)%	705	2%	(890)	(126)%

Total other income (expense), net	$(1,056)	(4)%	$(1,843)	(5)%	$787	(43)%

Provision for income taxes	$7,662	(26)%	$(3,130)	9%	$10,792	(345)%

Six Months Ended:	November 1, 2009	% of Revenue	November 2, 2008 (as adjusted)[1]	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$105	0%	$379	1%	$(274)	(72)%
Interest and amortization of debt discount expense	(2,262)	(8)%	(2,046)	(6)%	(216)	11%
Valuation gain (loss), net	326	1%	(1,679)	(5)%	2,005	(119)%
Other expense, net	(787)	(3)%	609	2%	(1,396)	(229)%

Total other income (expense), net	$(2,618)	(10)%	$(2,737)	(8)%	$119	(4)%

Provision for income taxes	$7,266	(24)%	$(3,569)	10%	$10,835	(304)%

[1]	November 2, 2008 adjusted for adoption of ASC 470-50. See Footnote 1.

Interest income decreased by 69% and 72% in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008 primarily due to the lower interest rates on investments of cash in money market funds to maintain liquidity.

Interest expense primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and 2014 Notes and interest on our line of credit facility. Interest expense increased by $43,000 and $0.2 million in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008. For the three months ended November 1, 2009 the increase was primarily due to an additional $0.2 million interest payment on the 2010 Notes and 2014 Notes and on the line of credit with Wells Fargo Bank. This was offset by the reduction in the amortization of debt discount costs of $0.1 million due to $26.7 million in principal amount of 2010 Notes being exchanged for 2014 Notes. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as amortization of debt issuance costs and interest expense on the capital leases. The increase for six months ended November 1, 2009 was primarily due to the exchange of the 2% 2010 Notes for the higher interest rate 6% 2014 Notes.

Valuation gain (loss), net increased by $1.9 million and $2.0 million in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008, primarily due to the recognition of unrealized loss on the ARS securities of $2.8 million which was offset by a gain on the purchase of the put option of $1.1 million in the three and six months ended November 2, 2008.

Other (expense), net increased by $0.9 million and $1.4 million in the three and six months ended November 1, 2009, respectively, compared to the three and six months ended November 2, 2008 primarily due to a $0.4 million and $0.9 million foreign exchange loss for the three and six months ended November 1, 2009. The loss on foreign exchange was offset by a gain of $0.3 million on the exchange of the 2010 Notes for the three and six months ended November 1, 2009.

During fiscal 2009, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures.

Benefit from (provision for) income taxes. Our effective tax rate was 4.3% and 7.4%, excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, in the three and six months ended November 1, 2009, respectively, and 14% and 10% for the three and six months ended November 2, 2008, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, goodwill impairment, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. U.S. income tax expense was $0.1 million, and $0.5 million, excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, in the three and six months ended November 1, 2009 and $3.1 million and $3.6 million for the three and six months ended November 2, 2008, respectively. The income tax expense is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

During the second quarter of fiscal 2010, we received new information related to the unrecognized tax benefit related to withholding taxes in South Korea. This information was not available to us in previous financial reporting periods and is considered new information for purposes of assessing the Company’s uncertain tax positions as required by ASC 740-10, Income Taxes (“ASC 740-10”). We considered this new information collectively with all other information available at November 1, 2009 and concluded that it is more-likely- than-not the license revenue sourced in South Korea is not subject to withholding tax, and therefore, that the full amount of the tax position will ultimately be realized. Accordingly, a $7.8 million tax benefit related to South Korean withholding tax was recognized into income, and a corresponding decrease in long term tax liabilities was recorded, at November 1, 2009. The recognition of the tax benefit is a discrete item, and therefore, is not reflected in the estimated annual effective tax rate, nor does it have any current period or future period cash impact.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At November 1, 2009, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of November 1, 2009 and May 3, 2009, and cash flow data for the three and six months ended November 1, 2009 and November 2, 2008 (in thousands):

	November 1, 2009	May 3, 2009
Cash, cash equivalents and short-term investments	$63,944	$32,888

	Six Months Ended
	November 1, 2009	November 2, 2008
Net cash flows provided by (used in) operating activities	$9,591	$(7,294)
Net cash flows provided by (used in) investing activities	$459	$(9,405)
Net cash provided by financing activities	$3,663	$10,108

Our cash, cash equivalents and short term investments were approximately $63.9 million on November 1, 2009, an increase of $31.0 million or 95% from May 3, 2009, the end of fiscal 2009. The increase is primarily the result of $18.0 million in auction rate securities and purchased put options that were classified as long term investments at May 3, 2009 being classified as short term investments at November 1, 2009. In addition, cash provided by operations was $9.6 million, cash provided by investing activities was $0.5 million and cash provided by financing activities was $3.6 million for the six months ended November 1, 2009.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of November 1, 2009, we held an aggregate of $39.8 million in cash and cash equivalents in the United States and an aggregate of $7.2 million in foreign accounts.

Net cash provided by operating activities

Net cash provided by operating activities increased by $16.9 million in the six months ended November 1, 2009 compared to the six months ended November 2, 2008 due to an increase in cash from customers of $4.6 million, a decrease in cash used in cost and expenses of $22.8 million, and a decrease of $1.1 million in payments on accounts payable and accrued liabilities balances, partially offset by an increase of $1.7 million in payments on prepaid and other assets and a decreased in long term liabilities of $8.6 million. The aggregate balance of accounts payable and accrued liabilities decreased by $1.5 million and $2.7 million, respectively, in the six months ended November 1, 2009 and November 2, 2008. The decrease in accrued liabilities in the six months ended November 1, 2009 was primarily due to a reduction in annual employee bonus accrual and acquisition related accruals. The increase in cash from customers was primarily due to collection of accounts receivable. The decrease in costs and expenses was primarily due our cost reduction initiatives resulting in lower sales and marketing expense of $5.5 million, lower research and development expense of $7.3 million, lower general and administrative expense of $2.2 million and a decrease of $3.1 million of restructuring expense.

Net cash used in investing activities

Net cash provided by investing activities increased by $9.9 million for the six months ended November 1, 2009 compared to the six months ended November 2, 2008. The change was primarily the result of a decrease of $2.0 million in cash paid for business and asset acquisitions, net of cash acquired, a decrease of $10.2 million in the restricted cash related to acquisition related earnouts, and the fact that in the first half of fiscal 2010 we did not purchase any strategic investments but used $1.8 million to purchase strategic investments in the six months ended November 1, 2008. These increases in the cash provided by investing activities was offset by an increase of $0.4 million paid for purchase of property and equipment, and a decrease in the cash available from sale of investments by $3.7 million.

Net cash used in financing activities

Net cash provided by financing activities decreased $6.4 million in the six months ended November 1, 2009, compared to the six months ended November 2, 2008. For the six months ended November 1, 2009, net cash from the issuance of common stock decreased by $0.8 million, repayment of lease obligations decreased by $0.3 million, and repayment of a secured credit line increased by $1.1 million as compared to the six months ended November 2, 2008. In addition we incurred $1.8 million in issuance costs on the exchange of our 2010 Notes for 2014 Notes in the six months ended November 1, 2009. Compared to the six months ended November 2, 2008, we had proceeds from the revolving note and secured line of credit decrease by $13.0 million and $12.6 million, respectively, offset by a release in restricted cash of $7.5 million related to our revolving debt with Wells Fargo in the six months ended November 1, 2009. In addition we repaid $15.3 million of convertible notes during the six months ended November 2, 2008; we did not make any such repayments during the six months ended November 1, 2009.

Capital resources

Cash and cash equivalents available for use aggregated a total of $47.0 million at November 1, 2009.

As of our 2009 fiscal year end, our auditors issued an opinion raising substantial doubt about our ability to continue as a going concern. Since inception, we have incurred aggregate consolidated net losses of approximately $380.0 million, and may incur net losses for the foreseeable future. In addition, we experienced a significant decline in revenues during fiscal 2009 and the six months ended November 1, 2009. As of the end of fiscal 2009, the Company did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

As more fully described in Note 10, “Convertible Notes, Current and Long-Term”, on September 11, 2009 we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding.

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $9.6 million of cash from operations in the six months ended November 1, 2009.

Our ability to fund our cash needs over the short and long term will also depend on our ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competition and other factors and to maintain our existing credit facility. It could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition, and current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain may contain terms that are not as favorable to us as historical financings. We may try to obtain additional financing by means that could dilute our existing stockholders. We believe we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months, and to retire the remaining $23.2 million outstanding 2010 Notes at maturity. However any of these factors could have a materially adverse impact on our financial position and results of operations. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A, “Risk Factors.”

In recent years, we have funded our operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, we began implementing cost reduction measures which continued through the end of the first quarter of fiscal 2010. Additionally, we have taken action to receive liquidity from our $16.9 million invested in auction rate securities (“ARS”) as of November 1, 2009, which have been illiquid since February 2008. We entered into a settlement agreement with

UBS Financial Services, Inc. (“UBS”) which allows us to recover the par value of the ARS on or about June 30, 2010 (see Note 2, “Liquidity”). Concurrently, we entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12, “Secured Credit Line”). This secured line of credit provided us with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Revolving Line of Credit

Effective as of October 31, 2008, we entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 9, 2009, the Credit Facility provides for (i) a single revolving line of credit note of up to $15 million replacing the two previous $7.5 million revolving line of credit notes, (ii) eliminates the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extends the term of the line of credit to September 30, 2010. The Amendment also, among other things, requires that we provide certain financial statements to Wells Fargo, amends or removes certain financial covenants and amends the definition of “Event of Default.” The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings.

The Credit Facility restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of November 1, 2009, we were in compliance with the financial conditions.

As of November 1, 2009, we had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the Credit Facility. In connection with the Third Amendment to the Credit Facility we have released a $7.5 million collateralized certificate of deposit earlier classified as restricted cash. We believe that we will be able to extend the maturity of the Credit Facility or replace it with a new facility prior to its expiration on September 30, 2010.

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

As more fully described in Note 10, “Convertible Notes, Current and Long-Term”, on September 11, 2009 we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding.

Contractual obligations

As of November 1, 2009, our principal contractual obligations consisted of $57.5 million from fiscal 2010 through fiscal 2013. Contractual obligations consist of the operating leases on our office facilities for $7.8 million, repayments of $23.2 million of the remaining principal of the 2010 Notes due in May 2010, secured line of credit of $11.4 million, revolving note of $12.2 million and $2.8 million in capital lease obligations for computer equipment and purchase obligations. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of November 1, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $7.8 million as of November 1, 2009. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of November 1, 2009 and May 3, 2009, we recorded unrecognized tax benefits of $19.8 million and $27.1 million, respectively, of which $2.1 million and $9.7 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of November 1, 2009, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of November 1, 2009.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of November 1, 2009.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of November 1, 2009.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of November 1, 2009. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of November 1, 2009, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, an other-than-temporary gain of $0.2 million and $0.3 million in “Valuation gain (loss), net” in the three and six months ended November 1, 2009, respectively, was reported in the consolidated statement of operations. Based on our ability to access our cash, cash equivalents and other short-term operating cash flows, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of November 1, 2009, we had approximately $4.4 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three and six months ended November 1, 2009, net foreign exchange loss of $0.4 million and $0.9 million, respectively, was included in “Other income (expense), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of November 1, 2009 or May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of November 1, 2009, we had an aggregate principal amount of approximately $75.9 million in outstanding debt, $23.2 million of which was the 2010 Notes. On September 11, 2009 we completed a tender offer and registration to exchange our 2010 Notes for new 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding and approximately $26.7 million principal amount of newly issued 2014 Notes is outstanding. In addition, as of November 1, 2009, we had outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under our revolving credit facility, which expires on September 30, 2010. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we do not increase our revenue, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

On May 15, 2010, we will be required to repay in full the remaining $23.2 million principal amount outstanding on our 2010 Notes, unless the holders of the remaining 2010 Notes elect to convert them into shares of our common stock before the repayment date, or the 2010 Notes are otherwise redeemed by us. The conversion price is $15.00 for the 2010 Notes, subject to adjustment in certain circumstances. On December 8, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $2.45 per share. If the price of our common stock does not rise above the applicable conversion price prior to maturity, conversion of the 2010 Notes is unlikely and we would be required to repay the principal amount of the 2010 Notes in cash. In that event, we may not have enough cash to meet our repayment obligations and we would be in default under the 2010 Notes, which would have a material adverse effect on our business, operating results and financial condition.

If we cannot generate sufficient operating cash flow or alternatively obtain external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of November 1, 2009, we had cash and cash equivalents, excluding restricted cash, of $47.0 million. Our short-term investments of $16.9 million as of November 1, 2009, consisted of auction rate securities, for which auctions have not occurred since February 2008, and a purchased put option.

We experienced a decrease in revenue during fiscal 2009 and the first half of fiscal 2010 and, if adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. In the second quarter of fiscal 2009, we increased cost cutting activities, including reducing the number of employees, capital spending, research and development projects and administrative expenses. In the third quarter of fiscal 2009, we further increased cost cutting activities, including reducing the number of employees, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue continues to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

In addition, the $23.2 million remaining principal amount outstanding on our 2010 Notes will become due and payable on May 15, 2010. We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, as they become due on the 2010 Notes and 2014 Notes. We may not generate sufficient cash flow from operations to cover our anticipated debt service obligations, including making payments on any outstanding notes or repaying any 2010 Notes that remain outstanding at maturity. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on our notes when due in the absence of additional sources of equity or debt financing. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

We may try to access private and public sources of external financing, including debt and equity, to repay our existing indebtedness. We are also currently exploring and may explore in the future sources of external financing in order to achieve growth or other business objectives. Such financing may not be available in sufficient amounts, when needed or on terms acceptable to us. In addition, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the current trading price of our common stock and the size of our market capitalization compared to our outstanding debt. We also may, from time to time, redeem, tender for, exchange for, or repurchase our securities in the open market or in privately negotiated transactions depending upon availability of our cash resources, market conditions and other factors. Moreover, the availability of funds under our existing $15 million revolving line of credit may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt. If we are unable to obtain needed financing or generate sufficient cash from operations, our ability to expand, develop or enhance our services or products, fund our working capital requirements or respond to competitive pressures would be limited, which would materially adversely affect our business and financial condition.

We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $15 million senior secured revolving line of credit that impose various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

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

The volatility and disruption in the capital and credit markets has reached unprecedented levels over the past several quarters. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing.

Customer payment defaults may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog could affect the proportion of revenue recognized from backlog each quarter, which could have a material adverse effect on our financial condition and results of operations.

A portion of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. At November 1, 2009, three customers each accounted for more than 10% of accounts receivable. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. Although one customer accounted for 10% or more of our consolidated revenue for the quarter ended November 1, 2009, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

Some contracts with extended payment terms provide for payments which are weighted toward the latter part of the contract term. Accordingly, for bundled agreements, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably. For unbundled agreements, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term, which potentially puts our future revenue recognition at greater risk of the customer’s continued credit-worthiness. In addition, some of our customers have extended payment terms, which create additional credit risk.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during fiscal 2009 and the six months ended November 1, 2009, and would harm our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $380.0 million as of November 1, 2009. If we continue to incur losses, the trading price of our stock would likely decline and we may be forced to discontinue our operations altogether.

We had an accumulated deficit of approximately $380.0 million as of November 1, 2009. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. As a result of our limited cash resources, outstanding debt and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may be forced to discontinue our operations entirely.

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. In the first quarter of fiscal 2008, we decreased our workforce and incurred restructuring charges of $0.3 million. In addition, we initiated a restructuring plan in May 2008 for which we have incurred restructuring charges of $10.7 million in fiscal 2009, and $0.9 million in the six months ended November 1, 2009, primarily for employee termination and facility closure costs. It is likely that we will continue to restructure our company and incur additional associated expenses during fiscal 2010. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of November 1, 2009. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of November 1, 2009. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our marketable securities portfolio is invested in auction rate securities which were structured to provide liquidity through an auction process that reset the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the auction rate securities held by us at face value of $17.0 million as of November 1, 2009, failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions had historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments. In October 2008, we entered into a settlement agreement with UBS which provided us with an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us of up to 75% of the market value of the auction rate securities. We intend to exercise our option and sell the auction rate securities back at par on or about June 30, 2010. We also entered into a “no net cost” secured line of credit with UBS for $12.6 million, which provides cash liquidity to us until June 30, 2010.

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

In the first half of fiscal 2010, we generated 45% of our total revenue from sales outside North America, compared to 47% in fiscal 2009.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of November 1, 2009, we had approximately $4.4 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in recent periods. From January 1, 2008 until December 8, 2009, the closing price of our common stock has ranged from $0.71 to $2.45 per share.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Indenture, dated as of September 11, 2009, between Magma Design Automation, Inc. and U.S. Bank National Association	8-K	000-33213	10.1	September 15, 2009

10.2	Third Amendment to Credit Agreement, effective as of October 1, 2009, between Magma and Wells Fargo	8-K	000-33213	10.1	October 16, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: December 10, 2009	By	/s/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 1, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Indenture, dated as of September 11, 2009, between Magma Design Automation, Inc. and U.S. Bank National Association	8-K	000-33213	10.1	September 15, 2009

10.2	Third Amendment to Credit Agreement, effective as of October 1, 2009, between Magma and Wells Fargo	8-K	000-33213	10.1	October 16, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X