Form 10-Q
period 2010-01-31
MAGMA DESIGN AUTOMATION INC
filed 2010-03-11
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

On March 8, 2010, 51,827,733 shares of the registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JANUARY 31, 2010

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	January 31, 2010	May 3, 2009 (as adjusted)[1]
ASSETS
Current assets:
Cash and cash equivalents	$50,150	$32,888
Restricted cash	250	9,215
Short-term investments, pledged as collateral for secured credit line	16,873	—
Accounts receivable, net	19,411	26,635
Prepaid expenses and other current assets	8,948	5,443

Total current assets	95,632	74,181
Property and equipment, net	6,467	10,443
Intangible assets, net	8,576	12,170
Goodwill	6,968	6,666
Long-term investments, pledged as collateral for secured credit line	—	17,908
Other assets	5,619	5,665

Total assets	$123,262	$127,033

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$1,412	$1,212
Accrued expenses	16,335	15,353
Secured credit line	11,244	12,451
Revolving note	12,200	12,181
Current portion of other long-term liabilities	1,998	2,679
Deferred revenue	32,920	35,779
Convertible notes, net of debt discount of $306 at January 31, 2010	22,944	—

Total current liabilities	99,053	79,655
Convertible notes, net of debt (premium) discount of ($1,669) and $2,340 at January 31, 2010 and May 3, 2009, respectively	28,358	47,600
Long-term tax liabilities, less current portion	1,897	9,729
Other long-term liabilities	1,108	3,160

Total liabilities	130,416	140,144

Commitments and contingencies (Note 14)
Stockholders deficit:
Common stock	5	5
Additional paid-in capital	413,458	405,342
Accumulated deficit	(383,096)	(380,490)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,906)	(5,353)

Total stockholders deficit	(7,154)	(13,111)

Total liabilities and stockholders deficit	$123,262	$127,033

[1]	May 3, 2009 adjusted for adoption of ASC 470-20. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009 (as adjusted)[1]	January 31, 2010	February 1, 2009 (as adjusted)[1]
Revenue:
Licenses	$16,191	$13,086	$43,207	$58,924
Bundled licenses and services	7,923	8,248	23,692	25,664
Services	6,851	9,353	22,569	28,299

Total revenue	30,965	30,687	89,468	112,887

Cost of revenue:
Licenses	844	4,463	2,327	14,231
Bundled licenses and services	1,114	3,032	3,167	7,897
Services	3,244	4,377	9,726	14,427

Total cost of revenue	5,202	11,872	15,220	36,555

Gross profit	25,763	18,815	74,248	76,332

Operating expenses:
Research and development	12,218	15,297	35,143	54,476
Sales and marketing	10,051	12,658	29,754	44,935
General and administrative	4,286	5,469	13,199	19,165
Impairment of goodwill	—	60,089	—	60,089
Amortization of intangible assets	260	378	870	2,660
Restructuring charge	(17)	3,286	933	8,612

Total operating expenses	26,798	97,177	79,899	189,937

Operating loss	(1,035)	(78,362)	(5,651)	(113,605)

Other income (expense):
Interest income	75	142	180	522
Interest expense and amortization of debt discount/premium	(1,037)	(1,068)	(3,299)	(3,114)
Valuation gain (loss), net	64	1,068	390	(611)
Other income (expense), net	(523)	(207)	(1,310)	401

Other, net	(1,421)	(65)	(4,039)	(2,802)

Net loss before income taxes	(2,456)	(78,427)	(9,690)	(116,407)
Benefit from (provision for) income taxes	(182)	629	7,084	(2,941)

Net (loss)	$(2,638)	$(77,798)	$(2,606)	$(119,348)

Net (loss) per share, basic and diluted	$(0.05)	$(1.72)	$(0.05)	$(2.70)

Shares used in per share calculation, basic and diluted	50,348	45,215	49,018	44,165

[1]	February 1, 2009 adjusted for adoption of ASC 470-20. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	January 31, 2010	February 1, 2009 (as adjusted)[1]
Cash flows from operating activities:
Net Income (loss)	$(2,606)	$(119,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,039	6,537
Amortization of intangible assets	3,942	21,224
Provision for doubtful accounts (net of recovery)	(155)	1,628
Amortization of debt discount and debt issuance costs	1,526	1,906
Amortization of debt premium	(146)	—
Gain on extinguishment of convertible notes	(278)	—
Loss on auction rate securities	1,170	3,078
Gain on purchased put option	(1,559)	(2,466)
Loss on strategic equity investments	364	179
Stock-based compensation	10,558	14,855
Restructuring charges	(1,336)	—
Impairment of goodwill	—	60,089
Other non-cash items	27	(62)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,415	(11,823)
Prepaid expenses and other assets	(2,540)	2,411
Accounts payable	200	(697)
Accrued expenses	2,882	(4,646)
Deferred revenue	(2,813)	15,333
Other long-term liabilities	(8,120)	798

Net cash flows provided by (used in) operating activities	13,570	(11,004)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(1,816)	(4,211)
Purchase of property and equipment	(1,172)	(124)
Proceeds from maturities and sale of available-for-sale investments	1,425	5,000
Purchase of strategic investments	—	(1,801)
Restricted cash	1,465	(1,160)

Net cash flows (used in) investing activities	(98)	(2,296)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,889	2,892
Issuance costs related to the 6% 2014 Notes	(1,852)	—
Retirement of restricted stock	(1,270)	(1,139)
Proceeds from revolving note	19	13,000
Proceeds from secured credit line	—	12,550
Repayment of lease obligations	(1,844)	(1,922)
Repayment of convertible notes	—	(15,216)
Repayment of secured credit line	(1,209)	—
Restricted cash	7,500	(7,500)

Net cash provided by financing activities	3,233	2,665

Effect of foreign currency translation changes on cash and cash equivalents	557	227

Net change in cash and cash equivalents	17,262	(10,408)
Cash and cash equivalents, beginning of period	32,888	39,629

Cash and cash equivalents, end of period	$50,150	$29,221

[1]	February 1, 2009 adjusted for adoption of ASC 470-20. See Note 1.

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.    Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present a fair statement of results and financial position for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 2, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended May 3, 2009, as filed with the SEC on July 20, 2009. The accompanying unaudited condensed consolidated balance sheet at May 3, 2009, adjusted for the adoption of ASC 470-20, is derived from audited consolidated financial statements at that date.

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

Reclassifications

Certain immaterial amounts in fiscal 2009 consolidated financial statements have been reclassified to conform to fiscal 2010 presentation. These reclassifications did not change the previously reported net loss, net change in cash and cash equivalents or stockholders’ deficit.

Adoption of New Accounting Pronouncements

On May 4, 2009, the Company adopted ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20 requires retrospective application of its provisions. The Company has determined this new guidance affects its 2% Convertible Senior Notes issued in March 2007 and due May 2010 (“2010 Notes”). Upon adoption of ASC 470-20, with the assistance of a third party valuation firm, the Company estimated the fair value of the 2010 Notes as of the date of issuance to be $43.1 million, assuming a 7.5% non-convertible borrowing rate. The non-convertible borrowing rate was determined utilizing debt yields of publicly traded debt of comparable companies. The difference between the fair value and the net proceeds of the 2010 Notes was $4.8 million. This amount was retrospectively recorded as additional debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the three-year period to the due date of the notes in 2010 resulting in an increase in non-cash interest expense in prior, current, and future periods.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As further described in Note 10, “Convertible Notes, Current and Long-Term” on September 11, 2009 the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million principal amount of newly issued 6% Convertible Senior Notes due 2014 (“2014 Notes”). The exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes. In conjunction with this exchange, the Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on extinguishment of the 2010 Notes, offset by the write-off of approximately $0.8 million and $0.1 million in debt discount and issuance costs, respectively, related to the 2010 Notes exchanged. As of January 31, 2010, the remaining balance of the debt discount and unamortized debt issuance costs related to the 2010 Notes were $0.3 million and $0.1 million, respectively.

The carrying amounts of the 2010 Notes are as follows (in thousands):

	Balance at
	January 31, 2010	May 3, 2009
		As Reported	As Adjusted
Equity component of 2% Convertible Senior Notes net of issuance costs of $45 (additional paid-in capital)	$1,568	$—	$4,628

Principal amount of 2% Convertible Senior Notes	$23,250	$49,939	$49,939
Unamortized discount of 2% Convertible Senior Notes	(306)	(718)	(2,339)

Liability component of 2% Convertible Senior Notes	$22,944	$49,221	$47,600

The unamortized discount and issuance costs will be amortized through May 2010. Interest and amortization expense of the 2010 Notes, net of the 2010 Note exchange and write-off of the debt discount and issuance costs, recognized in the consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Cash interest expense recognized (2% coupon)	$116	$246	$542	$739
Non-cash interest expense recognized
Amortization of discount	267	548	1,212	1,624
Amortization of issuance costs	47	96	212	284

	$430	$890	$1,966	$2,647

Effective interest rate	7.4%	7.1%	7.3%	7.1%

The following table presents the effect of the retrospective application of ASC 470-20 made to the Company’s previously reported consolidated statements of operations for the three and nine months ended February 1, 2009 (in thousands):

	Three Months Ended February 1, 2009		Nine Months Ended February 1, 2009
	As Reported	As Adjusted	As Reported	As Adjusted
Operating loss	$(78,362)	$(78,362)	$(113,605)	$(113,605)
Other income (expense):
Interest income	142	142	522	522
Interest and amortization of debt discount expense	(692)	(1,068)	(2,005)	(3,114)
Valuation gain (loss), net	1,068	1,068	(611)	(611)
Other income (expense), net	(207)	(207)	401	401

Other income (expense), net	311	(65)	(1,693)	(2,802)

Net loss before income taxes	(78,051)	(78,427)	(115,298)	(116,407)
Provision for income taxes	629	629	(2,941)	(2,941)

Net loss	$(77,422)	$(77,798)	$(118,239)	$(119,348)

Net loss per share basic and diluted	$(1.71)	$(1.72)	$(2.68)	$(2.70)

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

The following table presents the effect of the retrospective application of ASC 470-20 and related tax effects made to the Company’s previously reported consolidated statement of cash flows for the nine months ended February 1, 2009 (in thousands):

	Nine Months Ended February 1, 2009
	As Reported	As Adjusted
Net Loss	$(118,239)	$(119,348)
Amortization of debt discount and debt issuance costs	$793	$1,906
Net cash flows used in operating activities	$(11,004)	$(11,004)

As of January 31, 2010, the if-converted value of the 2010 Notes did not exceed their principal amount.

In August 2009, the FASB issued an update, Measuring Liabilities at Fair Value, to ASC 820, Fair Value Measurements and Disclosures, to provide additional clarification in circumstances in which a quoted price in an active market for the identical liability is not available. In these circumstances, the Company is required to measure fair value using a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets. If neither of these is available, the Company will use another valuation technique that is consistent with the principles of ASC 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update also clarifies that when estimating the fair value of a liability, the Company is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for the Company with this reporting period. The adoption of this update did not result in a change to the Company’s valuation technique or related inputs of its liabilities measured at fair value.

In January, 2010, the FASB issued an update, Improving Disclosures about Fair Value Measurements, to ASC 820, Fair Value Measurements and Disclosures, to provide additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which shall be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, the reporting entity is not required to provide the disclosures to previous periods presented for comparative purposes, but will be required to provide this comparative information for periods ending after initial adoption. The Company has adopted the additional disclosures requirements effective with this quarterly report. See Note 4. “Fair Value of Financial Instruments”

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently issued accounting pronouncements

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

In October 2009, the FASB issued an amendment to ASC 985-605, Software-Revenue Recognition, which modifies the accounting model for revenue arrangements that include both tangible products and software elements. This amendment to ASC 985-605 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not sell products that include both tangible products and software elements, therefore this amendment will not impact the Company’s consolidated financial statements.

Note 2.    Liquidity

Cash and cash equivalents available for use aggregated a total of $50.2 million at January 31, 2010. For the nine months ended January 31, 2010, net cash flow provided by operations was $13.6 million.

As of the Company’s 2009 fiscal year end, the Company’s auditors issued an opinion raising substantial doubt about the Company’s ability to continue as a going concern. Since fiscal 2004 the Company has not achieved profitability for any fiscal year. Since inception, the Company has incurred aggregate consolidated net losses of approximately $383.0 million, and may continue to incur net losses for the foreseeable future. In addition, the Company has experienced a significant decline in revenues during fiscal 2009 and for the nine months ended January 31, 2010. As of the end of fiscal 2009, the Company did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

In September 2009, the Company completed an exchange offer pursuant to which the 2010 Notes in the aggregate principal amount of $26.7 million were exchanged for the 2014 Notes (see Note 10, “Convertible Notes, Current and Long-Term”). As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding.

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and the Company’s liquidity position, the Company has increased its focus on cash management and taken actions to sustain and enhance its liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, the Company generated positive cash flow from operations of $13.6 million for the nine months ended January 31, 2010.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Historically, the Company has funded its operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, the Company began implementing cost reduction measures which will continue through the end of fiscal year 2010. Additionally, the Company has taken action to obtain liquidity from the $18.3 million in auction rate securities (“ARS”), which have been illiquid since February 2008. The Company entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows the Company to recover the par value of the ARS on or about June 30, 2010 (see Note 3 “Fair Value Option”). Concurrently, the Company entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12 “Secured Credit Line”). This secured line of credit provided the Company with cash of $12.5 million until the ARS can be sold back to UBS at par value in June 2010.

Note 3.    Fair Value Option

The Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 4, “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a gain of $0.1 million and $0.4 million for the three and nine months ended January 31, 2010, respectively, included in “Valuation gain (loss), net” with the purchased put option asset recorded in short-term investments pledged as collateral for the secured credit line.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at January 31, 2010, were as follows (in thousands):

	Balance at January 31, 2010	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Short-term investments, pledged as collateral for secured credit line:
Auction rate securities	$16,311	$—	$16,311
Purchased put option	562	—	562

Total short-term investments, pledged	16,873	—	16,873

Total assets measured at fair value	$16,873	$—	$16,873

Accrued expenses:
Foreign currency forward contract	(11)	(11)	—

Total liabilities measured at fair value	$(11)	$(11)	$—

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and nine months ended January 31, 2010 (in thousands):

	Three Months Ended January 31, 2010	Nine Months Ended January 31, 2010
Beginning balance	$16,909	$17,908
Net sales and settlements	(100)	(1,425)
Transfers in and/or (out) of Level 3	—	—
Gain on auction rate securities	400	1,560
Losses on put option	(336)	(1,170)

Balance at January 31, 2010	$16,873	$16,873

Cash, cash equivalents, and short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 31, 2010
Cash and cash equivalents
Cash (U.S. and international)	$50,150	$—	$—	$50,150

Total cash and cash equivalents	50,150	—	—	50,150

Short-term investments:
Auction rate securities	16,925	—	52	16,873

Total cash and cash equivalents and short-term investments	$67,075	$—	$52	$67,023

May 3, 2009
Cash and cash equivalents
Cash (U.S. and international)	$32,888	$—	$—	$32,888

Total cash and cash equivalents	32,888	—	—	32,888

Long-term investments:
Auction rate securities	18,350	—	442	17,908

Total cash and cash equivalents and long-term investments	$51,238	$—	$442	$50,796

As of January 31, 2010, the stated maturities within one year of the Company’s current investments classified as cash and cash equivalents and short term investments were $67.0 million.

The unrealized losses for the nine months ended January 31, 2010 were primarily associated with failed auction rate securities as discussed below. Gross realized losses from the sales of marketable securities were immaterial for all periods presented.

The notional fair value of outstanding forward exchange contracts was approximately $2.2 million and $5.5 million as of January 31, 2010 and May 3, 2009, respectively. The Company had realized losses on foreign currency forward exchange contracts of $0.1 million and $0.6 million for the three and nine months ended January 31, 2010, respectively, and a $0.5 million and $1.4 million realized loss for the three and nine months ended February 1, 2009, respectively. As of January 31, 2010, the Company recorded an unrealized loss of $11,000 in other current liabilities. As of May 3, 2009, the Company recorded an unrealized gain of $0.1 million in other current assets.

Short-term investments as of January 31, 2010 and long-term investments as of May 3, 2009 on the condensed consolidated balance sheets consist of (i) ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In October 2008, the Company entered into an agreement with UBS which provides the Company with Auction Rate Securities Rights (“Rights”) to sell its ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value (see Note 3 “Fair Value Option”). Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and must pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” loan to the Company of up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 12 “Secured Credit Line”), and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities and are classified as short-term investments pledged as collateral for the secured credit line as of January 31, 2010, and long-term investments pledged as collateral for the secured credit line as of May 3, 2009.

As of January 31, 2010, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARS as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of January 31, 2010, the Company engaged a third party valuation service to model Level 3 fair value using an income approach and two scenarios; one based on a 0.4 year term and no put option, and a second based on a 4.0 year term with a put option. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

		Fair Value at January 31, 2010
	Balance at January 31, 2010	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Trading Securities
Student Loans AAA rating
Market Value per UBS @75% liquidity	$11,323	$—	$11,323
Add: Value of the illiquid portion using 0.4 year term	5,550	—	5,550

Fair Value of Student Loans using 0.4 year term	$16,873	$—	$16,873

Student Loans AAA rating
Value of security before liquidity adjustment	$17,097	$—	$17,097
Less: Discount for lack of liquidity using the 4.0 year term	(786)	—	(786)

Total student loans AAA rating	16,311	—	16,311

Purchased Put Option
Value of put option prior to risk adjustment	563	—	563
Less: Adjustment of credit risk @0.25%	(1)	—	(1)

Total purchased put option	562	—	562

Fair Value of Student Loans using a 4.0 year term	$16,873	$—	$16,873

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded student loans of similar credit rating and an adjustment for lack of liquidity. The student loans are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and have maturities ranging from 2031 to 2047. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The current estimated time to liquidity was 4.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The Rights are a form of purchased put option that gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 4.0 years. As the Company plans to exercise the Rights on or around June 30, 2010, the value of the Rights lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.4 years before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the Rights represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.4 years as the Rights allow for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company has recorded an unrealized gain of $0.4 million and an unrealized loss of $0.3 million for the quarter ended January 31, 2010 and February 1, 2009, respectively. For the quarter ended January 31, 2010, total other-than-temporary impairment gain on ARS of $0.4 million was reported in “Valuation gain (loss), net” in the consolidated statement of operations. This gain was offset by losses related to the purchased put option of $0.3 million. For the nine months ended January 31, 2010, the Company recorded an ARS gain of $1.6 million offset by losses related to the purchased put option of $1.2 million. For the nine months ended February 1, 2009, the Company recorded an unrealized loss of $3.1 million offset by gains related to the put option of $2.5 million, including the transfer of accumulated temporary losses of $0.9 million, from other comprehensive loss previously recorded as a component of stockholder’s equity.

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

For the three and nine months ended January 31, 2010, and February 1, 2009 all dilutive potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Weighted shares of common stock issuable upon conversion of convertible notes	16,377	3,329	10,164	3,356
Weighted shares of common stock issuable under stock option plans outstanding	9,360	8,148	9,260	8,148
Weighted average exercise price of shares issuable under stock option plans	$6.56	$8.29	$6.61	$8.29

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6.     Balance Sheet Components

Significant components of certain balance sheet items were as follows (in thousands):

	January 31, 2010	May 3, 2009
Accounts receivable, net:
Trade accounts receivable	$16,445	$23,946
Unbilled receivable	3,002	2,880

Gross accounts receivable	19,447	26,826

Allowance for doubtful accounts	(36)	(191)

Total accounts receivable	$19,411	$26,635

Accrued expenses:
Accrued sales commissions	$1,093	$1,548
Accrued bonuses	3,113	2,693
Other payroll and related accruals	4,656	5,244
Acquisition accrual	352	1,780
Income taxes payable	(820)	(452)
Restructuring accrual	690	1,426
Foreign withholding taxes payable	4,311	—
Other	2,940	3,114

Total accrued expenses	$16,335	$15,353

Note 7.    Comprehensive Loss

Components of accumulated other comprehensive loss was as follows (in thousands):

	January 31, 2010	May 3, 2009
Unrealized loss on available-for-sale investments	$—	$(2)
Foreign currency translation adjustments	4,906	(5,351)

Accumulated other comprehensive loss	$4,906	$(5,353)

Note 8.    Acquisitions

The Company did not make any material acquisitions during the nine months ended January 31, 2010.

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Nine Months Ended January 31, 2010		Nine Months Ended February 1, 2009
	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs, Inc	$302	$—	$2,448	$—

Total goodwill	302	—	2,448	—

Intangible assets:
Mojave	—	—	750	741
Other	347	—	2	—

Total intangible assets	347	—	752	741

Total earnout consideration	$649	$—	$3,200	$741

Note 9.    Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (dollars in thousands):

	Weighted Average Life (months)	January 31, 2010				May 3, 2009
		Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill		$67,057	$(60,089)	$—	$6,968	$66,755	$(60,089)	$—	$6,666

Other intangible assets:
Developed technology	43	$115,436		$(112,513)	$2,923	$115,436		$(110,794)	$4,642
Licensed technology	40	42,046		(38,770)	$3,276	41,699		(37,291)	4,408
Customer relationship or base	70	5,575		(3,850)	$1,725	5,575		(3,376)	2,199
Patents	57	13,015		(12,978)	$37	13,015		(12,836)	179
Acquired customer contracts	33	1,390		(1,090)	$300	1,390		(1,090)	300
Assembled workforce	45	1,252		(1,247)	$5	1,252		(1,244)	8
No shop right	24	100		(100)	$—	100		(100)	—
Non-competition agreements	36	600		(564)	$36	600		(500)	100
Trademark	67	900		(626)	$274	900		(566)	334

Total		$180,314	$—	$(171,738)	$8,576	$179,967	$—	$(167,797)	$12,170

During the nine months ended January 31, 2010, the Company increased its goodwill by $0.3 million, reflecting purchase price adjustments related to acquired net tangible assets.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Amortization of intangible assets included in:
Cost of revenue-licenses	$622	$4,252	$2,134	$13,708
Cost of revenue-bundled licenses and services	241	2,117	938	4,856
Operating expenses	260	378	870	2,660

Total	$1,123	$6,747	$3,942	$21,224

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of January 31, 2010, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remaining three months)	$1,089
2011	4,059
2012	1,998
2013	1,023
2014 and thereafter	407

Total expected future amortization	$8,576

ASC 350-20, Goodwill (“ASC 350-20”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

The Company conducted its annual goodwill impairment test on December 31, 2009. Accordingly, the Company conducted the test in the third quarter of fiscal 2010 using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. At December 31, 2009, the Company determined that the fair value of its reporting unit is greater than the net book value of the net assets of the reporting unit and therefore concluded there is no additional impairment of goodwill.

Note 10.    Convertible Notes, Current and Long-Term

The Company’s 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. As of January 31, 2010, after the note exchange described below, the principal balance outstanding on the 2010 Notes was approximately $23.2 million. This amount is included in current liabilities. The 2010 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 1.55 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2014 Notes. The 2010 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. The Company has the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires the Company to deliver to a holder upon conversion of the holder’s 2010 Notes cash equal to the lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at the Company’s election.

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

The shares issuable upon conversion of the 2010 Notes are included in “diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share unless they are determined to be anti-dilutive. For the three and nine months ended January 31, 2010 and February 1, 2009 the shares were excluded from the computation of diluted net earnings (loss) per share as their effect was anti-dilutive.

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

In accordance with ASC 470-20, the fair value of the 2014 Notes when issued is allocated between the fair market value of the 2010 Notes extinguished and a reacquisition of the equity component recognized upon issuance of the 2010 Notes. The Company initially recorded the 2014 Notes at fair value of $28.5 million, including a debt premium of $1.8 million. The debt premium is being amortized to interest expense over the term of the 2014 Notes. $1.9 million of underwriting and legal fees related to the 2014 Notes offering was capitalized upon issuance and is being amortized over the term of the 2014 Notes using the effective interest method, and $3.0 million was recorded for the reacquisition of the equity component as a reduction to additional paid-in-capital.

The Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on the difference between the fair market value of the 2014 Notes and the $26.7 million principal amount extinguished of the 2010 Notes, which is offset by the reacquisition of the equity component and the write-off of approximately $0.8 million and $0.1 million in debt discount and issuance costs, respectively, related to the 2010 Notes exchanged.

As of January 31, 2010, the remaining balance of the debt discount and unamortized debt issuance costs related to the remaining 2010 Notes were $0.3 million and $0.1 million, respectively.

The Company’s 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15 2010. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of the Company. Except in limited specific circumstances related to a change in control that are excluded from ASC 470-20, holders will not receive a cash settlement, therefore, the 2014 Notes are not subject to the provisions of ASC 470-20. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

Note 11.    Revolving note

Effective as of October 31, 2008, the Company entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provides for a single revolving line of credit note of up to $15 million which replaces the two previous $7.5 million revolving line of credit notes, (ii) eliminates the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extends the term of the line of credit to September 30, 2010. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Credit Facility also requires that the Company provide certain financial statements to Wells Fargo, restricts the Company’s ability to pay dividends or make other distributions on its stock and requires that the Company maintain certain financial conditions. As of January 31, 2010, the Company was in compliance with the financial conditions.

As of January 31, 2010, the Company had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the Credit Facility. In connection with the Third Amendment to the Credit Facility, the Company released a $7.5 million collateralized certificate of deposit earlier classified as restricted cash.

Note 12.    Secured Credit Line

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 4, “Fair Value of Financial Instruments”). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of January 31, 2010, UBS determined the ARS market value to be $15.1 million. Prior to January 22, 2009, advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require the Company to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance. UBS’ intent is to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral. Upon cancellation of the line of credit, the Company will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.

Effective January 22, 2009, the line of credit converted to a 100% Loan-to-Par Value No Net Cost loan program. Under this program the interest rate is based on the lesser of either the weighted average ARS coupon rate or the published UBS Bank rate. This new rate applies to existing outstanding balances and new advances.

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase, trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

There was $11.2 million outstanding on this line of credit at January 31, 2010, and the maximum amount available for borrowing was $11.3 million.

Note 13.    Restructuring charges

In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies. During the first quarter of fiscal 2009, the Company announced the termination of 71 employees. During the second quarter of fiscal 2009, the Company announced additional restructuring actions under the FY 2009 Restructuring Plan. These additional actions included the termination of 76 employees and the closing of certain offices. In the third quarter of fiscal 2009 the Company announced further actions including the termination of 164 employees and the closing of two sales and support offices in North America and one in Europe, consolidation of its Beijing, China operations into a single facility, and consolidation of its Shanghai, China operations into a single facility. During the fourth quarter of fiscal 2009, the Company incurred additional restructuring costs mainly due to the consolidation of part of its San Jose, California facility.

In total, the Company recorded restructuring charges of $10.7 million during fiscal 2009 in connection with the FY 2009 Restructuring Plan. These costs related to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring.

During the quarter ended January 31, 2010, the Company recorded an additional restructuring charge of $77,000 of cost related to severance, offset by a $94,000 benefit related to better than anticipated settlement of facilities reserves.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2010. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 3, 2009	$374	$9	$1,799	$2,182
Restructuring provision	655	—	48	703
Cash payments	(663)	—	(379)	(1,042)

Balance at August 2, 2009	366	9	1,468	1,843

Restructuring provision	511	—	(264)	247
Cash payments	(574)	—	(277)	(851)

Balance at November 1, 2009	303	9	927	1,239

Restructuring provision	77	—	(94)	(17)
Cash payments	(141)	—	(235)	(376)

Balance at January 31, 2010	$239	$9	$598	$846

Note 14.    Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of January 31, 2010 or May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of January 31, 2010.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 31, 2010.

In connection with certain of the Company’s business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 31, 2010.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of January 31, 2010. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Cost of revenue	$408	$433	$1,212	$1,210
Research and development expense	1,228	1,942	3,378	5,883
Sales and marketing expense	1,011	1,229	3,088	4,115
General and administrative expense	970	1,221	2,880	3,647

Total stock-based compensation expense	$3,617	$4,825	$10,558	$14,855

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

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Stock options	$795	$1,699	$2,014	$5,309
Restricted stock and restricted stock units	1,896	2,361	5,884	7,103
Employee stock purchase plan	926	765	2,660	2,443

Total stock-based compensation expense	$3,617	$4,825	$10,558	$14,855

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Stock options:
Expected life (years)	3.90 – 4.00	3.66 – 4.00	3.08 – 4.00	3.66 – 4.02
Volatility	85%	77%	85% – 88%	73%
Risk-free interest rate	1.71%	1.13% – 1.79%	1.50% – 2.10%	1.13% – 3.56%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.54	$0.58	$1.23	$0.92

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	85%	77%	85% – 88%	45% – 77%
Risk-free interest rate	0.29%	0.87%	0.29% – 0.54%	0.87% – 2.25%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.22	$1.70	$0.78	$1.53

As of January 31, 2010, there was approximately $5.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.01 years.

As of January 31, 2010, the Company had $3.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $1.6 million and $2.8 million for the nine months ended January 31, 2010 and February 1, 2009, respectively.

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

As of January 31, 2010, the Company had $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.40 years.

As of January 31, 2010, there was $6.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.43 years.

Note 16.    Income Taxes

The benefit from (provision for) income taxes was ($0.2) million and $7.1 million for the three and nine months ended January 31, 2010, respectively, and $0.6 million and ($2.9) million for the three and nine months ended February 1, 2009, respectively.

During the second quarter of fiscal 2010, the Company received new information related to its unrecognized tax benefit related to withholding taxes in South Korea. This information was not available to the Company in previous financial reporting periods and was considered new information for purposes of assessing the Company’s uncertain tax positions as required by ASC 740-10, Income Taxes (“ASC 740-10”). The Company considered this new information collectively with all other information available at November 1, 2009 and concluded that it was more-likely-than-not the license revenue

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

sourced in South Korea is not subject to withholding tax, and therefore, that the full amount of the tax position will ultimately be realized. Accordingly, a $7.8 million tax benefit related to South Korean withholding tax was recognized as a “Benefit from (provision for) income taxes” in the Condensed Consolidated Statements of Operations, and a corresponding decrease in “Long term tax liabilities, less current portion” in the Condensed Consolidated Balance Sheets was recorded at November 1, 2009. The recognition of the tax benefit is a discrete item in the second quarter of fiscal 2010 and therefore, is not reflected in the estimated annual effective tax rate, and does not have any current period or future period cash impact.

For the three months ended January 31, 2010, the Company had approximately $18.0 million of total gross unrecognized tax benefits, of which $1.6 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $14.8 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
North America*	$20,466	$20,866	$52,401	$65,241
Europe	4,943	3,849	9,899	22,447
Japan	2,394	2,651	12,317	14,384
Asia-Pacific (excluding Japan)	3,162	3,321	14,851	10,815

	$30,965	$30,687	$89,468	$112,887

North America*	66%	68%	58%	58%
Europe	16%	12%	11%	20%
Japan	8%	9%	14%	12%
Asia-Pacific (excluding Japan)	10%	11%	17%	10%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three months ended January 31, 2010, the Company had two customers that each represents 10% or more of total revenue. For the nine months ended January 31, 2010 no customer represented 10% or more of total revenue. For the three and nine months ended February 1, 2009, no customer represented 10% or more of total revenue.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement, as amended in February 2007, which expires in 2010. Under the lease amendment, the Company vacated most of the building and was not obligated to make rent payments effective January 31, 2007. During the three and nine months ended January 31, 2010, the Company recorded $0.2 million and $0.5 million, respectively, of rent expense

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

related to this lease and recognized $1.7 million, and $5.0 million, respectively, in revenue from the sale of software licenses to this customer. During the three and nine months ended February 1, 2009, the Company recorded $0.2 million and $0.6 million of rent expense related to this lease and recognized $0.6 million, and $4.7 million, respectively, in revenue from the sale of software licenses to this customer.

Note 19.    Subsequent Events

On February 23, 2010, the Company announced the appointment of Govind Kizhepat to the Board of Directors, to serve until the Company’s 2012 annual meeting of stockholders. He was also appointed to the Compensation and Nominating Committee of the Board of Directors. Mr. Kizhepat also serves as vice president of business development for a customer of Magma.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology. These forward-looking statements include, but are not limited to, our expectations about revenue and various operating expenses. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed herein under the caption “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. We do not intend to, and we do not undertake any additional obligation to update these forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

Overview

We provide electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller.

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

During the third quarter of fiscal 2010, we recognized quarterly revenue of $31.0 million, which increased 4% from the preceding quarter and 1% from the third quarter of fiscal 2009. License sales for the third quarter of fiscal 2010 accounted for approximately 72% of total revenue, compared to 66% in the preceding quarter and 65% in the third quarter of the prior fiscal year.

Global Markets

Market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2009 and the first nine months of fiscal 2010. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be adversely affected by the macroeconomic environment.

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

Revenue recognition

We recognize revenue in accordance with ASC 985-605, Software – Revenue Recognition, which generally requires revenue earned on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is recognized as revenue immediately.

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 3, 2009. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and assess whether “collectability is probable.” These judgments are discussed below.

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

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method. Under ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.

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

As of January 31, 2010, three of our customers each accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, that would increase our sales and marketing expenses and reported net loss. Conversely, if actual credit losses are significantly less than our allowance, this would decrease our sales and marketing expenses and our reported net income would increase.

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

Total net gain on the put option and the ARS of $0.1 million and $0.4 million was reported in valuation gain (loss) in the condensed consolidated statement of operations for the three and nine months ended January 31, 2010, respectively.

Cash equivalents, short-term investments and long-term investments

We account for our investments in accordance with ASC 320-10, Investments in Debt and Equity Securities (“ASC 320-10”). These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our condensed consolidated balance sheets. As of January 31, 2010, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses recorded as other income or expense on our condensed consolidated statements of operations.

We measure fair value in accordance with the provisions in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

As of January 31, 2010, there was insufficient observable market information available to determine the fair value of our ARS. Prior to January 31, 2010, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of January 31, 2010, we engaged a third party valuation service to model Level 3 fair value using an income approach and two scenarios: one based on a 0.4 year term and no put option, and a second based on a 4.0 year term with a put option. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded student loans of similar credit rating and an adjustment for lack of liquidity. The student loans are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and have maturities ranging from 2031 to 2047. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The current estimated time to liquidity was 4.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 4.0 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.4 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.4 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an unrealized gain of $0.4 million and an unrealized loss of $1.6 million for the quarter ended January 31, 2010 and February 1, 2009, respectively. For the quarter ended January 31, 2010, total other-than-temporary impairment gain on ARS of $0.4 million was reported in valuation gain (loss), net in the consolidated statement of operations. This gain was offset by losses related to the purchased put option of $0.3 million. For the nine months ended January 31, 2010, we recorded an ARS gain of $1.6 million offset by losses related to the purchased put option of $1.2 million. For the nine months ended February 1, 2009, we recorded an unrealized loss of $3.1 million offset by gains related to the put option of $2.5 million, including the transfer of accumulated temporary losses of $0.9 million, from other comprehensive loss previously recorded as a component of stockholder’s equity.

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

Goodwill impairment

ASC 350-20, Goodwill (“ASC 350-20”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimate of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. Our business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also considered our market capitalization on the dates of its impairment tests in determining the fair value of the respective business.

During fiscal 2010, we conducted our annual goodwill impairment test at December 31, 2009, using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. At December 31, 2009, we determined that the fair value of its reporting unit is greater than the net book value of the net assets of the reporting unit and therefore concluded there is no additional impairment of goodwill.

Valuation of intangibles and long-lived assets

Our intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). We review our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”). For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on our review, no impairment is indicated.

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

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of January 31, 2010, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $3.0 million at January 31, 2010. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.3 million, respectively, for the three and nine months ended January 31, 2010. Similarly, we recorded impairment charges related to non-marketable equity investments of $0.1 million and $0.2 million, respectively, for the three and nine months ended February 1, 2009.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and nine months ended January 31, 2010 and February 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$6,373	21%	$6,909	22%	$(536)	(8)%
Due & Payable	11,520	37%	4,767	16%	6,753	142%
Up-Front*	3,221	10%	5,547	18%	(2,326)	(42)%
Cash Receipts	1,306	4%	2,684	9%	(1,378)	(51)%

Total Licenses revenue	22,420	72%	19,907	65%	2,513	13%
Services revenue **	8,545	28%	10,780	35%	(2,235)	(21)%

Total Revenue	30,965	100%	30,687	100%	278	1%

Cost of Revenue
License	1,170	4%	6,685	22%	(5,515)	(82)%
Services	4,032	13%	5,187	17%	(1,155)	(22)%

Total cost of sales	5,202	17%	11,872	39%	(6,670)	(56)%

Gross Profit	$25,763	83%	$18,815	61%	$6,948	37%

Nine Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$19,424	22%	$22,165	20%	$(2,741)	(12)%
Due & Payable	32,237	36%	30,611	27%	1,626	5%
Up-Front*	5,502	6%	21,797	19%	(16,295)	(75)%
Cash Receipts	4,570	5%	5,343	5%	(773)	(14)%

Total Licenses revenue	61,734	69%	79,916	71%	(18,183)	(23)%
Services revenue **	27,734	31%	32,971	29%	(5,237)	(16)%

Total Revenue	89,468	100%	112,887	100%	(23,420)	(21)%

Cost of Revenue
License	3,340	4%	19,384	17%	(16,044)	(83)%
Services	11,880	13%	17,171	15%	(5,291)	(31)%

Total cost of sales	15,220	17%	36,555	32%	(21,335)	(58)%

Gross Profit	$74,248	83%	$76,332	68%	$(2,085)	(3)%

*	Includes $0.1 million or 0%, and $5.3 million or 6% of total revenue from new contracts for the three and nine months ended January 31, 2010 respectively.
**	Bundled licenses and services in the consolidated statement of operations consisted of $6,229 of license revenue and $1,694 of service revenue for the three months ended January 31, 2010, and $18,527 of license revenue and $5,165 of service revenue for the nine months ended January 31, 2010.

We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended January 31, 2010 and February 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change
Domestic	$20,466	66%	$20,866	68%	$(400)	(2)%
International:
Europe	4,943	16%	3,849	12%	1,094	28%
Japan	2,394	8%	2,651	9%	(257)	(10)%
Asia-Pacific (excluding Japan)	3,162	10%	3,321	11%	(159)	(5)%

Total international	10,499	34%	9,821	32%	678	7%

Total revenue	$30,965	100%	$30,687	100%	$278	1%

Nine Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change

Domestic	$52,401	59%	$65,241	58%	$(12,840)	(20)%
International:
Europe	9,899	11%	22,447	20%	(12,548)	(56)%
Japan	12,317	14%	14,384	12%	(2,067)	(14)%
Asia-Pacific (excluding Japan)	14,851	17%	10,815	10%	4,036	37%

Total international	37,067	41%	47,646	42%	(10,579)	(22)%

Total revenue	$89,468	100%	$112,887	100%	$(23,419)	(21)%

Revenue

Revenue for the three and nine months ended January 31, 2010 was $31.0 million and $89.5 million, respectively, an increase of 1% and a decrease of 21%, respectively, from the three and nine months ended February 1, 2009.

Licenses revenue increased by 13% and decreased by 23% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. Licenses revenue as a percentage of total revenue increased by 7% and decreased by 2% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. We analyzed the license purchasing trends of our key customers, those that make up 70% or more of revenue, for the three and nine months ended January 31, 2010. The increase in licenses revenue for the three months ended January 31, 2010 was due to enhanced versions of several existing products gaining initial market acceptance, combined with a noticeable improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending compared to an atypical weakness in license revenue for the three months ended February 1, 2009. Licenses revenue as a percentage of total revenue for the nine months ended January 31, 2010 decreased as compared to nine months ended February 1, 2009 primarily due to the downturn in the semiconductor and systems industries, a reduction of EDA budgets and customers experiencing continued end market softness in demand and reduced visibility in forecasting their business, which caused customers to spend cautiously.

•

Ratable revenue decreased $0.5 million and $2.7 million for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. Ratable revenue decreased marginally as a percentage of total revenue by 2% for the three months ended January 31, 2010 and increased by 2% for the nine months ended January 31, 2010, as compared to the three and nine months ended February 1, 2009. The change in ratable revenue is due to customer contract preference for due & payable versus ratable.

•

Due & Payable revenue increased $6.8 million or 142% and $1.6 million or 5% for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. The increase in the due and payable revenue for the three months ended January 31, 2010 was due to an improvement in the economic conditions which resulted in an increase in customer spending compared to an atypical weakness in due & payable revenue for the three months ended February 1, 2009.

The marginal increase of 11% in the combined ratable and due & payable revenue as a percent of total revenue for the nine months ended January 31, 2010, was a result of our efforts to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce up-front revenues to 10% or less of total revenue.

•

Up-Front revenue decreased $2.3 million and $16.3 million in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009, a decrease of 42% and 75%, respectively. These decreases were attributable to our efforts to reduce upfront revenue and increase ratable and due & payable revenue.

•	Cash Receipts revenue decreased by $1.4 million and $0.8 million during the three and nine months ended January 31, 2010 as compared to the three and nine months ended February 1, 2009.

Services revenue, as a percent of total revenue, decreased by 7% and increased 2% in the three and nine months ended January 31, 2010 respectively, compared to the three and nine months ended February 1, 2009. We believe the fluctuations were primarily the result of timing of customers’ purchases of services, as customers delayed licenses purchases in response to end market softness in demand, while continuing to purchase maintenance contracts and other services to support their ongoing activities.

Domestic revenue decreased by 2% and 20% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. The decrease in domestic revenue for the nine months ended January 31, 2010, is generally proportionate to the decrease in total revenue during the period and was primarily due to decreased customer orders. Domestic revenue as a percentage of total revenue decreased by 2% and increased by 1% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009.

International revenue increased by 7% and decreased by 22% for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. The decrease in international revenues for the nine months ended January 31, 2010, is generally proportionate to the decrease in total revenue during the periods and was primarily due to decreased customer orders. International revenue as a percentage of total revenue increased by 2% and decreased 1% for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009.

Two customers each accounted for 10% or more of total revenue during the three months ended January 31, 2010. No customer accounted for 10% or more of total revenue during the nine months ended January 31, 2010.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets which are fixed in nature and variable expenses such as royalties and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $5.5 million and $16.0 million or 82% and 83%, during the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. Amortization charges related to acquired developed technology and intangible assets decreased during the three and nine months ended January 31, 2010 by $5.5 million and $15.5 million, respectively, compared to the three and nine months ended February 1, 2009 primarily due to the full amortization of significant intangible assets from acquisitions, a decrease in contingent acquisition earn-outs and a decrease in the expensed equipment costs of $0.2 million during the nine months ended January 31, 2010, as compared to the nine months ended February 1, 2009.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $1.2 million and $5.3 million for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. The change was primarily due to a net decrease of $1.1 million and $5.1 million, respectively, in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs that were a result of staff reductions under the fiscal 2009 restructuring plan.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended January 31, 2010 and February 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$12,218	39%	$15,297	50%	$(3,079)	(20)%
Sales and marketing	10,051	32%	12,658	42%	(2,607)	(21)%
General and administrative	4,286	14%	5,469	19%	(1,183)	(22)%
Impairment of Goodwill	—	—	60,089	196%	(60,089)	N/A
Amortization of intangible assets	260	1%	378	1%	(118)	(31)%
Restructuring charge	(17)	—	3,286	11%	(3,303)	(101)%

Total operating expenses	$26,798	86%	$97,177	319%	$(70,379)	(72)%

Nine Months Ended:	January 31, 2010	% of Revenue	February 1, 2009	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$35,143	39%	$54,476	48%	$(19,333)	(35)%
Sales and marketing	29,754	33%	44,935	40%	(15,181)	(34)%
General and administrative	13,199	15%	19,165	17%	(5,966)	(31)%
Impairment of Goodwill	—	—	60,089	53%	(60,089)	N/A
Amortization of intangible assets	870	1%	2,660	2%	(1,790)	(67)%
Restructuring charge	933	1%	8,612	8%	(7,679)	(89)%

Total operating expenses	$79,899	89%	$189,937	168%	$(110,038)	(58)%

Research and development expense decreased by $3.1 million in the three months ended January 31, 2010 compared to the three months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $2.0 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $0.1 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in consulting expenses of $0.3 million, deferred stock compensation expense of $0.7 million and the allocation of common expenses, such as information technology and facility related expenses, of $0.9 million, offset by an increase in bonus expense of $0.7 million.

Research and development expense decreased by $19.3 million, in the nine months ended January 31, 2010 compared to the nine months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $10.5 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $1.1 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in consulting expenses of $1.3 million, software maintenance costs of $0.2 million due to the costs being fully amortized, travel related costs of $0.5 million due to cost cutting, deferred stock compensation expense of $2.5 million and the allocation of common expenses, such as information technology and facility related expenses, of $2.9 million.

Sales and marketing expense decreased by $2.6 million in the three months ended January 31, 2010 compared to the three months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $2.6 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009 and a decrease in related employee benefits of $0.3 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in bad debt expense of $1.2 million, deferred stock compensation of $0.2 million and the allocation of common expenses, such as information technology and facility related expenses of $0.7 million. The decrease was offset by an increase in sales commission expense of $0.4 million, an increase in bonus expense of $0.5 million, an increase in consulting expenses of $0.1 million and a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $1.1 million.

Sales and marketing expense decreased by $15.2 million in the nine months ended January 31, 2010 as compared to the nine months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $10.3 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009, and a decrease in related employee benefits of $1.7 million as a result of lower salaries and headcount. The decrease was also attributable to decreases in marketing related expense of $0.8 million, bonus expense of $0.3 million, commission expense of $1.4 million due to decreased bookings, travel and entertainment costs of $1.4 million due to lower spending on reduced sales, deferred stock compensation expense of $1.0 million, bad debt expense of $1.4 million and the allocation of common expenses, such as information technology and facility related expenses, of $2.3 million. The decrease was offset by a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $5.1 million.

General and administrative expense decreased by $1.2 million in the three months ended January 31, 2010 compared to the three months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $0.5 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009. The decrease was also the result of decreases of $0.2 million in legal fees due to settlement of the shareholders’ class action law suit and the derivatives complaint, $0.2 million in stock-based compensation expense due to our option exchange program, and $0.3 million in consulting expenses.

General and administrative expense decreased by $6.0 million in the nine months ended January 31, 2010 compared to the nine months ended February 1, 2009. The decrease was primarily due to a decrease in compensation expense of $2.5 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009, related employee benefits of $0.3 million as a result of lower salaries and headcount, and bonus expense of $0.1 million. The decrease was also attributable to decreases of $0.9 million in legal fees due to settlement of the shareholders’ class action lawsuit and the derivatives complaint, $0.8 million in stock-based compensation expense due to our option exchange program, $1.1 million in consulting expenses, and $0.3 million in travel and entertainment costs.

Amortization of intangible assets decreased by 31% and 67% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the nine months ended January 31, 2010.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges of $0 million and $0.9 million in the three and nine months ended January 31, 2010, respectively, represented employee termination and facility consolidation and closure charges resulting from our realignment to current business objectives and adjustments made to the prior estimated expense.

Other items

The table below sets forth other data for the three and nine months ended January 31, 2010 and February 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	January 31, 2010	% of Revenue	February 1, 2009 (as adjusted)[1]	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$75	0%	$142	—	$(67)	(47)%
Interest expense and amortization of debt discount/premium	(1,037)	(3)%	(1,068)	(3)%	31	(3)%
Valuation gain (loss), net	64	—	1,068	3%	(1,004)	(94)%
Other income (expense), net	(523)	(2)%	(207)	(1)%	(316)	153%

Total other expense, net	$(1,421)	(5)%	$(65)	(1)%	$(1,356)	2086%

Benefit from (provision for) income taxes	$(182)	1%	$629	(2)%	$(811)	(129)%

Nine Months Ended:	January 31, 2010	% of Revenue	February 1, 2009 (as adjusted)[1]	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$180	0%	$522	1%	$(342)	(66)%
Interest expense and amortization of debt discount/premium	(3,299)	(4)%	(3,114)	(3)%	(185)	6%
Valuation gain (loss), net	390	—	(611)	(1)%	1,001	(164)%
Other income (expense), net	(1,310)	(1)%	401	1%	(1,711)	(427)%

Total other expense, net	$(4,039)	(5)%	$(2,802)	(2)%	$(1,237)	44%

Benefit from (provision for) income taxes	$7,084	8%	$(2,941)	(3)%	$10,025	(341)%

[1]	February 1, 2009 adjusted for adoption of ASC 470-20. See Note 1.

Interest income decreased by 47% and 66% in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009 primarily due to the lower interest rates on investments of cash in money market funds to maintain liquidity.

Interest expense primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and 2014 Notes and interest on our line of credit facility. Interest expense increased by $0.3 million and by $0.6 million in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009. The increase in the interest cost was primarily due to the higher rate of interest on the 2014 Notes. The interest expense also increased by $0.1 million and $0.7 million for the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009 due to the amortization of the debt discount(premium) on the 2010 Notes and the 2014 Notes.

Valuation gain (loss), represented a net gain of $0.1 million and $0.4 million in the three and nine months ended January 31, 2010, respectively. See “Fair value option” discussion above.

Other (expense), net increased by $0.3 million and $1.7 million in the three and nine months ended January 31, 2010, respectively, compared to the three and nine months ended February 1, 2009 primarily due to a $0.2 million and $1.8 million foreign exchange loss and due to $0.1 million and $0.2 million of loss on strategic investments for the three and nine months ended January 31, 2010, respectively. The loss on foreign exchange was offset by a gain of $0.3 million on the exchange of the 2010 Notes for the nine months ended January 31, 2010.

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

Benefit from (provision for) income taxes. Our effective tax rate was 7.4% and 7.4%, excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, in the three and nine months ended January 31, 2010, respectively, and (0.1%) and 2.5% for the three and nine months ended February 1, 2009, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. U.S. income tax was ($0.2) million, and ($0.7) million, excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, in the three and nine months ended January 31, 2010 and $0.6 million and ($2.9) million for the three and nine months ended February 1, 2009, respectively. The income tax expense is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2007 remain open to examination by the major tax jurisdictions where we operate. At January 31, 2010, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of January 31, 2010 and May 3, 2009, and cash flow data for the three and nine months ended January 31, 2010 and February 1, 2009 (in thousands):

	January 31, 2010	May 3, 2009
Cash, cash equivalents and short-term investments	$67,023	$32,888

	Nine Months Ended
	January 31, 2010	February 1, 2009
Net cash flows provided by (used in) operating activities	$13,570	$(11,004)
Net cash flows (used in) investing activities	$(98)	$(2,296)
Net cash provided by financing activities	$3,233	$2,665

Our cash, cash equivalents and short term investments were approximately $67.0 million on January 31, 2010, an increase of $34.0 million or 104% from May 3, 2009, the end of fiscal 2009. The increase is primarily the result of $17.9 million in auction rate securities and purchased put options that were classified as long term investments at May 3, 2009 being classified as short term investments at January 31, 2010. In addition, cash provided by operations was $13.6 million, cash used in investing activities was $0.1 million and cash provided by financing activities was $3.2 million for the nine months ended January 31, 2010.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of January 31, 2010, we held an aggregate of $43.8 million in cash and cash equivalents in the United States and an aggregate of $6.4 million in foreign accounts.

Net cash provided by operating activities

Net cash provided by operating activities increased by $24.6 million in the nine months ended January 31, 2010 compared to the nine months ended February 1, 2009 due to a decrease in cash used in cost and expenses of $32.5 million, and a decrease of $8.4 million in payments on accounts payable and accrued liabilities balances, partially offset by an increase of $4.9 million in payments on prepaid and other assets and a decrease in long-term liabilities of $8.9 million. The aggregate balance of accounts payable and accrued liabilities decreased by $0.9 million and $7.5 million in the nine months ended January 31, 2010 and February 1, 2009, respectively. The decrease in accrued liabilities in the nine months ended January 31, 2010 was primarily due to reduction in the acquisition related accruals. The decrease in costs and expenses was primarily due our cost reduction initiatives resulting in lower sales and marketing expense of $15.2 million, lower research and development expense of $19.3 million, lower general and administrative expense of $6.0 million and a decrease of $7.7 million of restructuring expense.

Net cash used in investing activities

Net cash used by investing activities decreased by $2.2 million for the nine months ended January 31, 2010 compared to the nine months ended February 1, 2009. The change was primarily the result of a decrease of $2.4 million in cash paid for business and asset acquisitions, net of cash acquired and a decrease of $2.6 million in the restricted cash related to acquisition related earnouts. During the nine months ended January 31, 2010, we did not purchase any strategic investments but used $1.8 million to purchase strategic investments in the nine months ended February 1, 2009. These increases in the cash provided by investing activities were offset by an increase of $1.0 million paid for purchase of property and equipment, and a decrease in the cash available from sale of investments by $3.6 million for the nine months ended January 31, 2010.

Net cash used in financing activities

Net cash provided by financing activities increased $0.6 million in the nine months ended January 31, 2010, compared to the nine months ended February 1, 2009. For the nine months ended January 31, 2010, repayment of a secured credit line increased by $1.2 million as compared to the nine months ended February 1, 2009. In addition, lease obligation repayments decreased by $0.1 million and we incurred $1.9 million in issuance costs on the exchange of our 2010 Notes for 2014 Notes in the nine months ended January 31, 2010. Compared to the nine months ended February 1, 2009, we had proceeds from the revolving note and secured line of credit decrease by $13.0 million and $12.6 million, respectively, offset repayments of $15.3 million of the 2008 Notes during the nine months ended February 1, 2009; we did not make any such borrowings or repayments during the nine months ended January 31, 2010. The release in restricted cash of $7.5 million related to our revolving debt with Wells Fargo in the nine months ended January 31, 2010 did not have any effect on the cash used in financing activities.

Capital resources

Cash and cash equivalents available for use aggregated a total of $50.2 million at January 31, 2010.

As of our 2009 fiscal year end, our auditors issued an opinion raising substantial doubt about our ability to continue as a going concern. Since inception, we have incurred aggregate consolidated net losses of approximately $383.0 million, and may incur net losses for the foreseeable future. In addition, we experienced a significant decline in revenues during fiscal 2009 and the nine months ended January 31, 2010. As of the end of fiscal 2009, we did not have the financing in place to pay the $49.9 million 2010 Notes maturing May 15, 2010.

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

Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $13.6 million of cash from operations in the nine months ended January 31, 2010.

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

In recent years, we have funded our operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, we began implementing cost reduction measures which continued through the end of the first quarter of fiscal 2010. Additionally, we have taken action to receive liquidity from our $16.9 million invested in auction rate securities (“ARS”) as of January 31, 2010, which have been illiquid since February 2008. We entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) which allows us to recover the par value of the ARS on or about June 30, 2010 (see Note 2, “Liquidity”). Concurrently, we entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 12, “Secured Credit Line”). This secured line of credit provided us with cash of $12.5 million until the ARS can be sold back to UBS at par value in 2010.

Revolving Line of Credit

Effective as of October 31, 2008, we entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provides for a single revolving line of credit note of up to $15 million replacing the two previous $7.5 million revolving line of credit notes, (ii) eliminates the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extends the term of the line of credit to September 30, 2010. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings.

The Credit Facility also, among other things, requires that we provide certain financial statements to Wells Fargo, restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of January 31, 2010, we were in compliance with the financial conditions.

As of January 31, 2010, we had aggregate outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under the Credit Facility. In connection with the Third Amendment to the Credit Facility we have released a $7.5 million collateralized certificate of deposit earlier classified as restricted cash. We believe that we will be able to extend the maturity of the Credit Facility or replace it with a new facility prior to its expiration on September 30, 2010.

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

Our 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15 2010. The 2014 Notes are convertible into shares of our common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive our shares. The 2014 Notes are unsecured senior indebtedness, which rank equally in right of payment to our Wells Fargo credit facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in our assets. After May 15, 2013, we have the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

Contractual obligations

As of January 31, 2010, our principal contractual obligations consisted of $56.1 million from fiscal 2010 through fiscal 2013. Contractual obligations consist of the operating leases on our office facilities for $7.3 million, repayments of $23.2 million of the remaining principal of the 2010 Notes due in May 2010, secured line of credit of $11.2 million, revolving note of $12.2 million and $2.2 million in capital lease obligations for computer equipment and purchase obligations. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of January 31, 2010. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $4.6 million as of January 31, 2010. Subject to the uncertainties further described in

“Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of January 31, 2010 and May 3, 2009, we recorded unrecognized tax benefits of $18.0 million and $27.1 million, respectively, of which $1.6 million and $9.7 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of January 31, 2010, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of January 31, 2010.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of January 31, 2010.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 31, 2010.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of January 31, 2010. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of January 31, 2010, a hypothetical 100 basis point increase in interest rates would not result in material impact on the fair value of our cash equivalents and short-term investments.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, an other-than-temporary gain of $0.1 million and $0.4 million in “Valuation gain (loss), net” in the three and nine months ended January 31, 2010, respectively, was reported in the consolidated statement of operations. Based on our ability to access our cash, cash equivalents and other short-term operating cash flows, we do not anticipate the current lack of liquidity on these investments to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of January 31, 2010, we had approximately $6.4 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. Dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under ASC 815, Derivatives and Hedging. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three and nine months ended January 31, 2010, net foreign exchange loss of $0.3 million and $1.2 million, respectively, was included in “Other income (expense), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of January 31, 2010 or May 3, 2009. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

We currently have and will continue to have for the foreseeable future, a substantial amount of indebtedness. Our indebtedness has increased over time and may increase in the future. As of January 31, 2010, we had an aggregate principal amount of approximately $75.7 million in outstanding debt, $23.2 million of which was the 2010 Notes. On September 11, 2009, we completed a tender offer and registration to exchange our 2010 Notes for new 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remains outstanding and approximately $26.7 million principal amount of newly issued 2014 Notes is outstanding. In addition, as of January 31, 2010, we had outstanding borrowings of $12.2 million and two letters of credit totaling $1.7 million under our revolving credit facility, which expires on September 30, 2010. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we do not increase our revenue, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

On May 15, 2010, we will be required to repay in full the remaining $23.2 million principal amount outstanding on our 2010 Notes, unless the holders of the remaining 2010 Notes elect to convert them into shares of our common stock before the repayment date, or the 2010 Notes are otherwise redeemed by us. The conversion price is $15.00 for the 2010 Notes, subject to adjustment in certain circumstances. On March 8, 2010, the last reported sale price of our common stock on the Nasdaq Global Market was $2.46 per share. If the price of our common stock does not rise above the applicable conversion price prior to maturity, conversion of the 2010 Notes is unlikely and we would be required to repay the principal amount of the 2010 Notes in cash. In that event, we may not have enough cash to meet our repayment obligations and we would be in default under the 2010 Notes, which would have a material adverse effect on our business, operating results and financial condition.

If we cannot generate sufficient operating cash flow or alternatively obtain external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of January 31, 2010, we had cash and cash equivalents, excluding restricted cash, of $50.2 million. Our short-term investments of $16.9 million as of January 31, 2010, consisted of auction rate securities, for which auctions have not occurred since February 2008, and a purchased put option.

We experienced a decrease in revenue during fiscal 2009 and the first nine months of fiscal 2010 and, if adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. In the second and third quarters of fiscal 2009, we increased cost cutting activities, including reducing the number of employees, capital spending, research and development projects and administrative expenses, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue continues to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

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

We are party to a $15.0 million senior secured revolving line of credit that imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

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

A portion of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. At January 31, 2010, three customers each accounted for more than 10% of accounts receivable. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a small number of customers. Although two customers accounted for 10% or more of our consolidated revenue for the quarter ended January 31, 2010, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during fiscal 2009 and the nine months ended January 31, 2010, and would harm our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $383.0 million as of January 31, 2010. If we continue to incur losses, the trading price of our stock would likely decline and we may be forced to discontinue our operations altogether.

We had an accumulated deficit of approximately $383.0 million as of January 31, 2010. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. As a result of our limited cash resources, outstanding debt and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock is likely to decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs. Further, we may be forced to discontinue our operations entirely.

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

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. In the future, other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Publicly announced developments in litigation matters, as well as other factors, may cause our stock price to decline sharply and suddenly, and we are subject to ongoing risks of securities class action litigation related to volatility in the market price for our common stock.

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

If the compensation of our employees is not competitive or satisfactory to the employees, we may have difficulty in retaining our employees and our business may be harmed. In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages. Our stock price has declined significantly for many years due to market conditions and other factors and had until recently been negatively affected by uncertainty surrounding the outcome of our litigation with Synopsys, Inc. discussed above. In addition, our stock price has declined significantly in light of our recent financial results.

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. In the first quarter of fiscal 2008, we decreased our workforce and incurred restructuring charges of $0.3 million. In addition, we initiated a restructuring plan in May 2008 for which we incurred restructuring charges of $10.7 million in fiscal 2009, and $0.9 million in the nine months ended January 31, 2010, primarily for employee termination and facility closure costs. It is likely that we will continue to restructure our company and incur additional associated expenses during fiscal 2010. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of January 31, 2010. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of January 31, 2010. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

Our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our marketable securities portfolio is invested in auction rate securities which were structured to provide liquidity through an auction process that reset the applicable interest rate generally every 28 days. Starting with the fourth quarter of fiscal 2008, the auction rate securities held by us at face value of $17.0 million as of January 31, 2010, failed at auction and have continued to fail at auction due to sell orders exceeding buy orders. These auctions had historically provided a liquid market for these securities. All of the auction rate securities that failed are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education. However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets. Given these circumstances and the lack of liquidity, we have classified all of our auction rate securities as long-term investments. In October 2008, we entered into a settlement agreement with UBS which provided us with an option to sell the auction rate securities held by us back to UBS at par value beginning June 30, 2010 until July 2, 2012 and with an offer to provide “no net cost” loans to us of up to 75% of the market value of the auction rate securities. We intend to exercise our option and sell the auction rate securities back at par on or about June 30, 2010. We also entered into a “no net cost” secured line of credit with UBS for $12.6 million, which provides cash liquidity to us until June 30, 2010.

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

During the first nine months of fiscal 2010, we generated 41% of our total revenue from sales outside North America, compared to 42% in fiscal 2009.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of January 31, 2010, we had approximately $6.4 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Our common stock trades on the Nasdaq Global Market under the symbol “LAVA”. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. Furthermore, the price of our common stock has fluctuated significantly in recent periods. From January 1, 2008 to March 8, 2010, the closing price of our common stock has ranged from $0.71 to $12.30 per share.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement dated as of December 8, 2009, between Magma Design Automation, Inc. and Bruce Eastman						X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: March 11, 2010	By	/s/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished Herewith	Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement dated as of December 8, 2009, between Magma Design Automation, Inc. and Bruce Eastman						X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X