Form 10-K
period 2010-05-02
MAGMA DESIGN AUTOMATION INC
filed 2010-07-16
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on October 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Market, was $104,368,370. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of July 12, 2010, the registrant had outstanding 52,847,341 shares of Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the 2010 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

MAGMA DESIGN AUTOMATION, INC.

ANNUAL REPORT ON FORM 10-K

Year ended May 2, 2010

Magma, Blast Fusion, Blast Noise, QuickCap, SiliconSmart, Talus and YieldManager are registered trademarks, and ArchEvaluator, Blast Power, Blast Plan, Blast Rail, Blast Create, Quartz, Blast Yield, Camelot, “The Fastest Path from RTL to Silicon,” FineSim, Native Parallel Technology, “Sign-off in the Loop”, Tekton and Titan are trademarks of Magma Design Automation, Inc. All other product and company names are trademarks and registered trademarks of their respective companies.

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

Our software products allow chip designers to meet critical time-to-market objectives, improve chip performance and handle chip designs involving millions of components. Our flagship Talus family of products, our new Tekton static timing analyzer and QCP extractor and our Quartz family of sign-off and verification tools combine into one integrated chip design and verification flow, from what traditionally had been separate logic design, physical design, and analysis and sign-off processes. This integrated flow significantly reduces design iterations, allowing our customers to accelerate the time it takes to design and produce deep submicron integrated circuits. Our Titan platform for custom integrated chip design provides an integrated chip-finishing solution for mixed-signal designs.

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

In the front-end design process, the chip design is conceptualized and written as a register transfer level computer program, or RTL file, that describes the required functionality of the chip. For large chips, the design is often divided into a number of individual blocks, each with its own associated RTL file. This is often done because of capacity limitations in existing electronic design automation tools. The designer also develops constraints for the design that are used to describe the desired timing performance of the chip. Finally, a target library is specified that contains detailed information about the basic functional building blocks, or logic gates, which will be used in the design. This library is typically provided by the semiconductor vendor or a third-party library vendor. The next step is to run the RTL files through synthesis software that generates a netlist. The netlist describes the circuit in terms of logic gates selected from the target library and connected such that the functionality specified in the RTL files is realized. The synthesis software also performs optimizations to attempt to meet the timing constraints specified by the designer.

A critical objective of chip design is to minimize total circuit delay, which is comprised of gate delay and wire delay. Front-end software was initially developed when the gate delay, or the time it takes for an electrical signal to travel through a logic gate, was the most significant component of total circuit delay. Wire delay, or the time it takes for a signal to travel through a wire connecting two or more gates, was negligible and designers could use simple estimates and still meet targeted circuit speeds. In recent times, minimization of power consumption has become a key objective of our chip design and is considered during the front-end process of the design flow.

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

Integrated circuit (“IC”) designs, which are both large and highly integrated, require advanced technology to create and maintain chip floor plans. Creating hierarchical chip floor plans traditionally has been a manual error-prone task with less optimal quality of results in terms of chip die area and performance. Alternative flat chip design methodologies simplify floor plan creation but can suffer from long turnaround times making them unacceptable.

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

Deep submicron process technologies bring additional complexities to the design and implementation process that can cause chip failures. These complexities include, among others, signal integrity problems such as electrical interference from wires in close proximity, commonly referred to as crosstalk or noise that can affect both circuit performance and functionality. Using existing design flows and software, designers must contend with analyzing and fixing these problems manually after the layout is completed. These adjustments often change the chip timing and further contribute to the timing closure problem.

These deep submicron challenges make it difficult to efficiently design chips using separate front-end and back-end processes. Semiconductor manufacturers and electronic products companies are currently seeking alternatives to older generation electronic design automation software to shorten design time, improve circuit speed, and handle larger chip designs. As a result, we believe that a significant opportunity exists for newer electronic design automation approaches to chip design that can enable the design of more complex deep submicron integrated circuits, improve performance, reduce power consumption and significantly reduce the time it takes to design and produce next-generation electronic products.

Our Solution

The important technical foundations for our software products are found within our unified data model architecture, platform logic synthesis, interconnect synthesis, physical implementation, verification, design-for-manufacturability (“DFM”), silicon sign-off and our Titan mixed-signal design platform, which allow our customers to reduce the number of iterations that are often required in conventional integrated circuit design processes.

Logic Design

Our fast, high-capacity logic synthesis provides a common front-end to standard cell application-specific integrated circuit (“ASIC”) and structured ASIC IC implementation platforms. A single RTL representation of the design is synthesized to technology-independent netlist and taken through architecture-specific mapping and physical synthesis to predict the area, performance, power, testability and routability during physical implementation.

Design Implementation

Unified Data Model Architecture

Conventional electronic design automation flows are typically based on a collection of software programs that have their own associated data models, often resulting in cumbersome design flows. We believe that we are the only electronic design automation vendor that offers a complete integrated circuit design implementation flow based on a unified data model. Our unified data model architecture is a key enabler for our ability to deliver automated signal integrity detection and correction, and integrated power optimization and analysis. The unified data model contains all the logical and physical information about the design and is resident in core memory during execution. The various functional elements of our software, such as the implementation engines for synthesis, placement and routing, and our analysis software for timing, RC and delay extraction, power, and signal integrity, all operate directly on this data model. Because the data model is concurrently available to all the engines and analysis software, it is possible to analyze the design and make rapid tradeoff decisions during the physical design process, thereby reducing design iterations.

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

Our physical verification products, including Quartz DRC™ and Quartz LVS™, were designed specifically to address the challenges at 90 nanometers and 65 nanometers and below. Quartz DRC™ and Quartz LVS™ have been designed to be highly scalable. By using techniques that enable fine-grain parallelism, Quartz DRC™ and Quartz LVS™ are able to use a large number (up to 100) of separate Linux machines on a standard computer network. This ability to do distributed processing on a standard Linux machine provides the ability to linearly increase the speed of processing—doubling the number of processors doubles the speed—for design rule checking. This scalability is essential to achieving a fast turnaround time.

We have a strong position in design for manufacturability as we now offer both a leading physical design system and a leading physical verification system.

Silicon Sign-off

Design teams have traditionally relied upon one set of tools for implementation and another set of tools for sign-off analysis. While this separation enables an advantageous tradeoff with respect to accuracy versus runtime, it also requires corrective iteration loops when discrepancies are found during sign-off analysis. With the increased analysis challenges that the 90- and 65-nanometer and smaller processes present, such as combining noise analysis with OCV, across ever-increasing process corners and operating modes, the use of separate point sign-off tools becomes a primary bottleneck in the drive to improve design cycle time. Our “Sign-off in the Loop” flow breaks the sign-off iteration bottleneck by making sign-off-level analysis directly available during the implementation flow. The capabilities of Quartz RC™ are augmented by the integration of QuickCap technology into the extractor. QuickCap is an industry standard for reference parasitic extraction. The inclusion of this technology into a full-chip extractor enables users to attain the highest possible accuracy for the most timing-critical nets on a chip.

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

Talus® Design™ is a key component of the next-generation RTL-to-GDSII Talus® platform. This product enables logic designers to synthesize, evaluate, and improve the quality of their RTL code, design constraints, testability requirements and floorplan. The physical netlist generated by Talus® Design™ provides a clean handoff between the RTL designer and layout engineer, eliminating back-to-front iterations necessary for timing closure in conventional flows.

Talus® Vortex™ is our place and route product within the next-generation Talus® platform. Talus® Vortex™ flow begins with design netlist, target library, and design constraints. It utilizes state-of-the-art implementation automation to produce a physical layout and routing connection of the design to meet timing, area, power, clock, and routing requirements for manufacture.

Talus® Power Pro™ is an optimization option to Talus® Design™ and Talus® Vortex™ for advanced low-power needs. By using Talus® Power Pro™, dynamic and leakage power can be minimized while meeting design performance, area, and manufacturing requirements. Multiple techniques are employed and embodied in a design flow to maximize the automation required to meet aggressive design schedules.

Tekton™ is our new standalone static timing analyzer. Tekton™ provides both standard timing analysis and signoff analysis (crosstalk and on-chip variation). In addition to being architected for fast execution and capacity, Tekton™ includes the native capability to run multi-mode / multi-corner timing analysis – a key requirement in analyzing designs at 40 nanometers and below.

QCP™ is our new standalone SoC (system-on-chip) parasitic extractor. QCP™ is architected for high capacity and fast execution with accuracy within a few percent of our gold standard QuickCap product. QCP™ provides a complete multi-corner extraction solution that adds only a minimal amount of runtime overhead for each additional PVT (process, temperature, voltage) corner.

Talus® qDRC™ is an integrated-physical-design verification tool for direct use during implementation. Using foundry-certified design-rule runsets, Talus® qDRC™ increases productivity by providing sign-off-quality DRC from within the implementation environment.

Hydra™ is an auto-interactive floorplanning and hierarchical design-planning solution featuring a physical optimization capability that enables accurate floorplan handoff. It is a standalone solution that is also fully integrated into Magma’s RTL-to-GDSII flow.

QuickCap® is the industry’s leading parasitic extraction technology. QuickCap® is a highly accurate 3D-field solver used in parameter extraction and rules generation, library cell extraction, critical cell analysis, and critical net analysis.

QuickCap® NX™ is an enhanced version of the QuickCap® tool, targeted to address specific design challenges that occur in 90-nanometer and smaller process technologies.

Quartz Rail™ is a manufacturing sign-off analysis tool for ‘static’ and ‘transient’ voltage drop within a chip. Using industry-standard input for design logic, layout, and activity, and including an interface to our FineSim SPICE™ product for silicon-accurate measurement, Quartz Rail™ provides a reliable and comprehensive voltage-drop analysis for design implementation. Quartz Rail™ is integrated in the Talus® implementation platform to simplify the flow for design analysis to influence design decisions early in the implementation process for best quality of results.

Quartz RC™ provides sign-off-quality parasitic extraction and can operate as either a standalone tool or integrated with the Blast Fusion system, where it underlies the “Sign-off in the Loop” flow.

Quartz Time™ combines the proven static timer in Blast Fusion™ with advanced timing capabilities to create a standalone sign-off timing system.

Quartz DRC™ and Quartz LVS™ are targeted to provide the fastest turnaround time of any physical verification tools, with full sign-off accuracy.

SiliconSmart® products provide robust timing, power, and signal integrity models in a variety of industry standard formats.

FineSim Pro™ is a next-generation, highly accurate fast circuit simulator with full-chip analysis capabilities, including advanced post-layout simulation features, high accuracy with low memory usage and high performance.

FineSim SPICE™ is a unique, native parallel, true SPICE simulator that enables the simulation of analog and mixed signal circuits with full SPICE accuracy, which previously could only be simulated with fast-SPICE simulators.

FineSim Fast Monte Carlo™ is an innovative technology that provides a significant improvement over traditional Monte Carlo methods by providing a faster, more accurate statistical analysis for analog and mixed signal circuits.

FineWave™ is a waveform viewer and analyzer capable of displaying digital, analog and mixed-mode signals.

Titan Mixed-Signal Design Platform™ is a unified mixed-signal design cockpit with a very high capacity and a very fast database access mechanism. Titan™ comprises user-friendly full-custom schematic and layout editors, an analog simulation environment integrated with the FineSim™ simulator, correct-by-design schematic-

driven layout and integration with Magma’s tools for physical verification and digital implementation. By fully embedding Talus for digital design, Titan combines full-custom analog design tools with a digital flow for high-level mixed-signal chip design efficiency. Titan™ supports OpenAccess and emerging industry integration standards.

In addition to traditional base platform, Titan™ platform also provides design and layout accelerators, which are targeted solutions that provide new options to analog designers. Each accelerator can be used to augment an existing tool flow, or combined with the Titan Mixed-Signal Platform™ to create a comprehensive mixed-signal design solution.

Titan ADX™ (Analog Design Accelerator) is a model-based analog design and optimization solution that enables reuse of analog blocks. It is available with pre-built FlexCell libraries of design models.

Titan AVP™ (Analog Virtual Prototyper) is a layout-aware schematic design that integrates physical implementation with design intent.

Titan SBR™ (Shape-Based Router) automates difficult routing tasks for a tenfold improvement in productivity. It is used for analog routing, clock/DDR routing and chip-level assembly routing.

Titan ALX™ (Analog Layout Accelerator) automates migration of analog cell layouts between processes while preserving design intent.

SiliconSmart® ACE™, with its embedded FineSim SPICE™ and FineSim Pro™ simulators products, provide robust IP characterization and modeling in timing, power, and signal integrity models in a variety of industry standard formats.

Camelot™ performs failure analysis, fault diagnostics and design debug. Camelot™ imports CAD design data from layout versus schematic (LVS) packages to provide visual representation and cross-mapping of circuits. Linked to analytical tools, Camelot™ automatically drives to an exact location for viewing and analysis. In addition, Camelot™ promotes an expanding base of options for failure analysis, circuit debug, and DFM applications.

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

LogicMap™ is a fully-automated yield-enhancement software solution that identifies the precise circuit trace on failing chips by overlaying failing nets with in-line defect inspection data by layer. Benefits include the ability to perform failure analysis without the need for packaging or probing, and providing real-time statistically meaningful yield fallout and design sensitivity data.

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

Customers

We license our software products to semiconductor manufacturers and electronic products companies around the world. Our major customers include Toshiba, Samsung, Qualcomm, Broadcom, NEC, Marvell, Texas Instruments, LSI Logic, and NVIDIA. No individual customer accounted for 10% or more of our consolidated revenues during fiscal 2010.

Product Backlog

As of May 2, 2010 and May 3, 2009, we had greater than $300 million and $291 million, respectively, in backlog, which represents contractual commitments by our customers through purchase orders or contracts. As of May 2, 2010 and May 3, 2009, approximately 20% of the backlog in each year is variable based on volume of usage of our products by the customers. We have estimated variable usage, for the purposes of determining our backlog, based on information from customers’ forecasts available at contract execution date. It is possible that customers from whom we expect to derive revenue from backlog will cancel, defer or default on their orders and as a result we may not be able to recognize expected revenue from backlog on a timely basis or at all.

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

Our 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. The separate audited financial statements required for the transition period were included on our Form 10-K for the fiscal year ended May 3, 2009, which was filed with the SEC on July 20, 2009.

References in this Form 10-K to fiscal 2010 represent the 52 weeks ended May 2, 2010, references to fiscal 2009 represent the 52 weeks ended May 3, 2009 and references to fiscal 2008 represent the 52 weeks ended, April 6, 2008. We have not submitted financial information for the 52 weeks ended April 5, 2009 in this Form 10–K because the information is not practical or cost-effective to prepare. We believe that the 52 weeks of fiscal 2008 provide a meaningful comparison to the 52 weeks of fiscal 2009 and fiscal 2010 presented in this Form 10-K. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the 52 weeks ended April 5, 2009 were presented in lieu of results for the 52 weeks ended May 3, 2009. We did not experience an unusual amount of business activity or product shipment in the transition month and have reported the loss incurred in that month in our consolidated statements of operations in Item 8 of this Form 10-K.

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

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of contractual invoicing to the customer. We typically generate invoices 45 days in advance of contractual due dates and invoice the entire amount of the unbilled accounts receivable within one year from the contract inception. As of May 2, 2010 and May 3, 2009, unbilled accounts receivable were approximately $2.9 million for both the fiscal years. These amounts were included in accounts receivable on our consolidated balance sheets for these periods.

Revenue by Geographic Areas

We generated 41% of our total revenue from sales outside the United States for fiscal 2010, compared to 41% in fiscal 2009 and 40% in fiscal 2008. Additional disclosure regarding financial information on geographic areas is included in Note 16, Segment Information, to our consolidated financial statements in Item 8 of this Form 10-K.

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

As of May 2, 2010, we had 266 employees in our marketing, sales and technical sales support organizations.

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

We currently compete with companies that hold dominant shares in the electronic design automation market. In particular, Cadence Design Systems, Inc. (“Cadence”) and Synopsys, Inc. (“Synopsys”) are continuing to broaden their product lines to provide an integrated design flow, and we continue to compete with Mentor Graphics Corporation (“Mentor”) in certain product areas, such as physical verification tools. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. These companies also have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. Our competitors are better able to offer aggressive discounts on their products, a practice that they often employ. Our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share, and our competitors’ greater cash resources and higher market capitalization would likely give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity. Further consolidation in the electronic design automation market could result in an increasingly-competitive environment. Competitive pressures may prevent us from increasing market share or require us to reduce the price of products and services, which could harm our business. To execute our business strategy successfully, we must continue to increase our sales worldwide. If we fail to do so in a timely manner or at all, we may not be able to gain market share and our business and operating results could suffer.

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

Research and Development

We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the electronic design automation market. Our research and development expenditures for fiscal 2010, 2009 and 2008 were $47.0 million, $68.8 million and $76.9 million, respectively. There have not been any customer-sponsored research activities since our inception.

As of May 2, 2010, our research and development group consisted of 332 employees. We have engineering centers in California and Texas in the United States, and in China, India, the Netherlands and the United Kingdom. Our engineers are focused in the areas of product development, advanced research, product engineering and design services. Our product development group develops our common core technology and is responsible for ensuring that each product fits into this common architecture. Our advanced research group works independently from our product development group to assess and develop new technologies to meet the evolving needs of integrated circuit design automation. Our product engineering group is primarily focused on product releases and customization. Our design services group is specifically focused on, and assists in completing, customer designs for commercial applications.

Intellectual Property

As of May 2, 2010, we held, directly or indirectly, more than 70 issued patents. Patent protection affords only limited protection for our technology. Our patents will expire on various dates through June 2026. We have filed, and plan to file, applications for additional patents. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages. Further, patent protection in foreign jurisdictions where we may need this protection may be limited or unavailable.

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

Foreign Operations

As indicated above and in Item 2 below, we have offices, including sales offices and engineering centers, located around the world. For additional information regarding risks attendant to our foreign operations, see the discussions under Item 1A, “Risk Factors” including discussion under the headings stating: “Because much of our business is international, we are exposed to risks inherent in doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer,“ “We are subject to risks associated with changes in foreign currency exchange rates,“ and “Failure to obtain export licenses could harm our business by preventing us from licensing or transferring our technology outside of the United States.”

Employees

As of May 2, 2010, we had 677 full-time employees, including 332 in research and development, 266 in sales and marketing and 79 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in 1997. Our principal executive offices are located at 1650 Technology Drive, San Jose, California 95110, and our telephone number is (408) 565-7500. Our common stock is traded on the Nasdaq Global Market under the ticker symbol LAVA. Our Web site address is www.magma-da.com. The information on or accessible through our Web site is not incorporated by reference into this Annual Report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following Internet site: http://www.sec.gov. Financial information about us is set forth in the financial statements below.

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

We have a substantial amount of indebtedness, which could adversely affect our business, operating results or financial condition.

We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of May 2, 2010, we had an aggregate principal amount of approximately $78.3 million in outstanding debt, $23.2 million of which were the 2% Convertible Senior Notes due 2010 (the “2010 Notes”). On September 11, 2009, we completed a tender offer and registration to exchange our 2010 Notes for new 6% Convertible Senior Notes due 2014 (the “2014 Notes”). As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remained outstanding and approximately $26.7 million principal amount of newly issued 2014 Notes were issued and are outstanding. On May 15, 2010, we repaid the $23.2 million outstanding 2010 Notes. In addition, as of May 2, 2010, we had outstanding borrowings of $15.0 million of term loans and two letters of credit totaling $1.7 million under our credit facility with Wells Fargo Capital Finance, LLC, which expires on March 19, 2014. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

In addition, our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations;

•

limit our ability to use our cash flow in our operations, use our available financings to the fullest extent possible, or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors and our competitors with greater access to capital resources;

•	increase our vulnerability to the impact of adverse economic and industry conditions;

•	increase our vulnerability in the event of an increase in interest rates if we must incur new debt to satisfy our obligations under our current indebtedness; and

•	cause our business to go into bankruptcy or cause our business to fail.

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

If we cannot generate sufficient operating cash flow or obtain additional external financing, our business and financial condition may be materially adversely affected, and our business may fail.

As of May 2, 2010, we had cash and cash equivalents, excluding restricted cash, of $57.5 million. Our short-term investments of $16.8 million as of May 2, 2010, consisted of auction rate securities, which we liquidated on July 2, 2010. After repaying the $11.2 million, we received $5.6 million from the auction rate securities.

We experienced a decrease in revenue during fiscal 2010 and fiscal 2009. If adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. We continued our cost-cutting efforts initiated in fiscal 2009, including reducing the number of employees, capital spending, research and development projects and administrative expenses, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost-cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue continues to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, as they become due on the 2014 Notes and under our credit facility with the Wells Fargo Bank, N.A. We may not generate sufficient cash flow from operations to cover our anticipated debt service obligations, including making payments on any outstanding notes or our credit facility. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on our notes when due in the absence of additional sources of equity or debt financing. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

We may try to access private and public sources of external financing, including debt and equity, to repay our existing indebtedness. We are also currently exploring and may explore in the future sources of external financing in order to achieve growth or other business objectives. Such financing may not be available in sufficient amounts, when needed or on terms acceptable to us, or at all. In addition, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the current trading price of our common stock and the size of our market capitalization compared to our outstanding debt. We also may, from time to time, redeem, tender for, exchange for, or repurchase our securities in the open market or in privately-negotiated transactions depending upon availability of our cash resources, market conditions and other factors. Moreover, the availability of funds under our existing $30.0 million credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt. If we are unable to obtain needed financing or generate sufficient cash from operations, our ability to expand, develop or enhance our services or products, fund our working capital requirements or respond to competitive pressures would be limited, which would materially adversely affect our business and financial condition.

We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $30.0 million credit facility with Wells Fargo Capital Finance, LLC, which consists of a $15.0 million term loan and a $15.0 million revolving loans. The new credit facility replaced the earlier $15.0 million credit facility we entered into with Wells Fargo in October 2009. The new $30.0 million credit facility imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

We cannot assure you that we will be able to satisfy or comply with the provisions, covenants, financial tests and ratios of our debt instruments, which can be affected by events beyond our control. If we fail to satisfy or comply with such provisions, covenants, financial tests and ratios, or if we disagree with our lenders about whether or not we are in compliance, we cannot assure you that we will be able to obtain waivers from our lenders for any failures to comply with our financial covenants or any other terms of the debt instruments. We also may not be able to obtain amendments that will prevent a failure to comply in the future. A breach of any of the provisions, covenants, financial tests or ratios under our debt instruments could result in a default under the applicable agreement, which in turn could accelerate the timing of our repayment obligations such that our indebtedness would become immediately due and payable and could trigger cross-defaults under our other debt instruments, any of which would materially adversely affect our business and financial condition and could make it difficult for us to obtain other credit facilities or bank lines on comparable terms in the future.

Financial market conditions may impede access to or increase the cost of financing operations and investments.

The volatility and disruption in the capital and credit markets has reached unprecedented levels over the past several quarters. These changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain additional sources of financing to repay or restructure our indebtedness or to obtain financing for our operations or investments or may increase the cost of obtaining financing.

Customer payment defaults may cause us to be unable to recognize revenue from backlog, and changes in the type of orders comprising backlog could affect the proportion of revenue recognized from backlog each quarter, which could have a material adverse effect on our financial condition and results of operations.

Twenty percent of our revenue backlog, for both fiscal 2009 and fiscal 2010, is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. Moreover, existing customers may seek to renegotiate preexisting contractual commitments due to adverse changes in their own businesses, which may be increasingly likely given the current economic conditions. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a relatively small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a relatively small number of customers. Although no single customer accounted for 10% or more of our consolidated revenue for the fiscal year ended May 2, 2010, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

Some contracts with extended payment terms provide for payments that are weighted toward the latter part of the contract term. Accordingly, for bundled agreements, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably. For unbundled agreements, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term, which potentially puts our future revenue recognition at greater risk of the customer’s continued credit-worthiness. In addition, some of our customers have extended payment terms, which create additional credit risk.

To gain market share and maintain revenue, we must compete successfully against companies that hold a large share of the EDA market and competition is increasing among EDA vendors as customers tightly control their EDA spending and use fewer vendors to meet their needs.

We currently compete with companies that hold dominant shares in the EDA market, such as Cadence, Synopsys and Mentor. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors could cause the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. In addition, our industry has traditionally viewed acquisitions as an effective strategy for growth in products and market share, and our competitors’ greater cash resources and higher market capitalization would likely give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.

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

Also, a variety of small companies continue to emerge, developing and introducing new products that may compete with our products. Any of these companies could become a significant competitor in the future. We also compete with the internal chip design automation development groups of our existing and potential customers. Therefore, these customers may not require, or may be reluctant to purchase, products offered by independent vendors.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A continued sharp downturn (such as that currently being experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during the fiscal years ended May 3, 2009 and May 2, 2010, and would harm our business and financial condition.

The primary customers for our products are companies in the communications, computing, consumer electronics, networking and semiconductor industries. A continued downturn in our customers’ markets or in general economic conditions that results in the cutback of research and development budgets or the delay of software purchases would likely result in lower demand for our products and services and could harm our business. The continuing threat of terrorist attacks in the United States and worldwide, the ongoing events in Afghanistan, Iraq, Iran, the Middle East, North Korea and other parts of the world, recent problems with the financial system, such as problems involving banks as well as the mortgage markets and the recent financial crisis, and other worldwide events have increased uncertainty in the United States and global economies. If the global economic decline continues, existing customers may decrease their purchases of our software products or delay their implementation of our software products, and prospective customers may decide not to adopt our software products, any of which could negatively impact our business and operating results.

Our industry is subject to cyclical fluctuation, which could affect our operating results.

The electronics industry has historically been subject to cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been and may continue to be characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. Any such cyclical industry downturns could harm our operating results.

Our lengthy and unpredictable sales cycle and the large size of some orders make it difficult for us to forecast revenue and increase the magnitude of quarterly fluctuations, which could harm our stock price.

Customers for our software products typically commit significant resources to evaluate available software. The complexity of our products requires us to spend substantial time and effort to assist potential customers in evaluating our software and in benchmarking our products against those of our competitors. As the complexity of the products we sell increases, we expect our sales cycle to lengthen. In addition, potential customers may be limited in their current spending by existing time-based licenses with their legacy vendors. In these cases, customers delay a significant new commitment to our software until the term of the existing license has expired. Also, because our products require our customers to invest significant time and incur significant costs, we must target those individuals within our customers’ organizations who are able to make these decisions on behalf of their companies. These individuals tend to be senior management in an organization, typically at the vice president level. We may face difficulty identifying and establishing contact with such individuals. Even after those individuals decide to purchase our products, the negotiation and documentation processes can be lengthy and could lead the decision-maker to reconsider the purchase. Consequently, we may incur substantial expense and devote significant management time and effort to develop potential relationships that do not result in agreements or revenues and that may prevent us from pursuing other opportunities.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $383.8 million as of May 2, 2010. If we continue to incur losses, the trading price of our stock may decline.

We had an accumulated deficit of approximately $383.8 million as of May 2, 2010. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. For another example, we currently face a lawsuit in which one of our insurers, Genesis Insurance Company, seeks the return of $5 million it paid towards the settlement of the putative stockholder and derivative lawsuits that arose out of the Synopsis patent infringement lawsuit. The case is pending and described in more detail in Item 3. Legal Proceedings. In the future, other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Blast Fusion and its successor product Talus have accounted for the largest portion of our revenue since our inception, and we believe that revenue from Talus, Tekton, FineSim, the Quartz family of products and Titan will account for most of our revenue for the foreseeable future. To the extent that our customer base discontinues use of Blast Fusion and does not upgrade to our Talus products, our operating results may be significantly harmed. In addition, we have dedicated significant resources to developing and marketing Talus, Titan and other products. We must gain market penetration of Talus, Tekton, FineSim, the Quartz family of products, Titan and other products in order to achieve our growth strategy and financial success. Moreover, if integrated circuit designers do not continue to adopt or use Talus, Tekton, FineSim, the Quartz family of products, Titan or our other current and future products, our operating results will be significantly harmed.

Our operating results may be harmed if our customers do not adopt, or are slow to adopt, 65-nanometer and smaller design geometries on a large scale.

Our customers are currently working on a range of design geometries, including 45-nanometer, 65-nanometer and 90-nanometer designs. We continue to work toward developing and enhancing our product line in anticipation of increased customer demand for 65-nanometer and other smaller-design geometries. Notwithstanding our efforts to support 65-nanometer and other smaller design geometries, customers may fail to adopt, or may face technical difficulties in adopting, these geometries on a large scale and we may be unable to persuade our customers to purchase our related software products. Accordingly, any revenue we receive from enhancements to our products or acquired technologies may be less than the development or acquisition costs. If customers fail to adopt or delay the adoption of 65-nanometer and other smaller design geometries on a large scale, our operating results may be harmed. In addition, if customers are not able successfully to generate profits as they adopt smaller geometries, demand for our products may be adversely affected, and our operating results may be harmed.

Difficulties in developing and achieving market acceptance of new products and delays in planned release dates of our software products and upgrades may harm our business and cause our operating results to decline.

The semiconductor industry is characterized by rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. For our business to be successful, we will need to develop or acquire innovative new products. We may not have the financial resources necessary to fund all required future innovations. Expanding into new technologies or extending our product line into areas we have not previously addressed may be more costly or difficult than we presently anticipate. Also, any revenue that we receive from enhancements or new generations of our proprietary software products may be less than the costs that we incur to develop or acquire those technologies and products. If we fail to develop and market new products in a timely manner, or if new products do not meet performance features as marketed, our reputation and our business could suffer.

In particular, the semiconductor industry has recently made significant technological advances in deep sub-micron technology, which have required EDA companies to develop or acquire new products and enhance existing products continuously. The evolving nature of our industry could render our existing products and services obsolete. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•	develop and introduce new products and services in a timely and cost-effective manner that will keep pace with technological developments and evolving industry standards;

•	address the increasingly sophisticated needs of our customers; and

•	acquire other companies that have complementary or innovative products.

If we are unable, for technical, legal, financial or other reasons, to respond in a timely manner to changing market conditions or customer requirements, our business and operating results could be seriously harmed.

Our research and development expenditures have decreased in recent years, and we may not be able to develop new products or update existing products, which may reduce our revenue growth and net income for several years.

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditure for fiscal 2010 was $47.0 million, compared to $68.8 million and $76.9 million for fiscal 2009 and fiscal 2008, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase. If these increased efforts do not result in a corresponding increase in revenue, or if our recent decrease in research and development expenditure results in a corresponding decrease in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our financial results.

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

Our products depend on complex software, which we either developed internally or acquired or licensed from third parties. Our customers may use our products with other companies’ products, which also contain complex software. If our software does not meet our customers’ performance requirements or meet the performance features as marketed, our customer relationships may suffer. Also, a limited number of our contracts include specified ongoing performance criteria. If our products fail to meet these criteria, it may lead to termination of these agreements and loss of future revenue. Complex software often contains errors. Any failure or poor performance of our software or the third-party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	loss of customers and damage to our reputation;

•	increased service costs:

•	delayed or lost revenue; and

•	product liability claims.

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

If the compensation of our employees is not competitive or satisfactory to the employees, we may have difficulty in retaining our employees and our business may be harmed. In today’s competitive technology industry, employment decisions of highly skilled personnel are influenced by equity compensation packages. Our stock price has declined significantly for many years due to market conditions and other factors. In addition, our stock price has declined significantly in light of our recent financial results.

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

In addition, the NASDAQ Marketplace Rules require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans, including increases in shares available for issuance under such plans, and prohibit brokers holding shares of our common stock in customer accounts from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could adversely affect our business.

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. We initiated a restructuring plan in May 2008 for which we incurred restructuring charges of $10.7 million in fiscal

2009, and $2.7 million in fiscal 2010, primarily for employee termination and facility closure costs. It is possible we will make adjustments to our restructuring accrual based on the information we receive during fiscal 2011. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of May 2, 2010. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of May 2, 2010. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

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

•	adverse effects on existing customer relationships, such as cancellation of orders or the loss of key customers;

•	adverse effects on existing licensor or supplier relationships, such as termination of certain license agreements;

•	difficulties in integrating or retaining key employees of the acquired company;

•	the risk that earnouts based on revenue will prove difficult to administer due to the complexities of revenue recognition accounting;

•	the risk that actions incentivized by earnout provisions will ultimately prove not to be in our best interest if our interests change over time;

•	difficulties in integrating the operations of the acquired company, such as information technology resources, manufacturing processes, and financial and operational data;

•	difficulties in integrating the technologies of the acquired company into our products;

•	diversion of our management’s attention;

•	potential incompatibility of business cultures;

•	post-acquisition discovery of previously unknown liabilities assumed with the acquired business;

•	unanticipated litigation in connection with or as a result of an acquisition;

•	potential dilution to existing stockholders if we incur debt or issue equity securities to finance acquisitions; and

•	additional expenses associated with the amortization of intangible assets.

Because much of our business is international, we are exposed to risks inherent in doing business internationally that could harm our business. We also intend to expand our international operations. If our revenue from this expansion does not exceed the expenses associated with this expansion, our business and operating results could suffer.

During fiscal 2010 and fiscal 2009, we generated 41% of our total revenue from sales outside North America.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of May 2, 2010, we had approximately $6.3 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions in Japanese Yen. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Our ability to use our net operating losses (“NOLs”) and other tax attributes to offset future taxable income could be limited by an ownership change and/or decisions by California and other states to suspend the use of NOLs.

We have significant NOLs, research and development (“R&D”) tax credits, available to offset our future U.S. federal and state taxable income. Those NOLs are subject to limitations imposed by Section 382 of the Internal Revenue Code (and applicable state law). In addition, our ability to utilize any of our NOLs and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code (and applicable state law) if we undergo an ownership change. In the event of an ownership change, Section 382 imposes an annual limitation (based upon our value at the time of the ownership change, as determined under Section 382 of the Internal Revenue Code) on the amount of taxable income a corporation may offset with NOLs. If we undergo an ownership change, Section 382 would also limit our ability to use R&D tax credits. In addition, if the tax basis of our assets exceeded the fair market value of our assets at the time of the ownership change, Section 382 could also limit our ability to use amortization of capitalized R&D and goodwill to offset taxable income for the first five years following an ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. As a result, our inability to utilize these NOLs, credits or amortization as a result of any ownership changes could adversely impact our operating results and financial condition.

In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

We have incurred and will continue to incur significant costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, required changes in the corporate governance practices of public companies, which increased our legal and financial compliance costs. In particular, we have incurred and will continue to incur administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent registered public accounting firm.

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

In addition, we must continue to monitor and assess our internal control over financial reporting because a failure to comply with Section 404 could cause us to delay filing our public reports, potentially resulting in de-listing by the Nasdaq Global Market and penalties or other adverse consequences under our existing contractual arrangements. In particular, pursuant to the indenture for the 2014 Notes, if we fail to file our annual or quarterly reports in accordance with the terms of that indenture, or if we do not comply with certain provisions of the Trust Indenture Act specified in the indenture, after the passage of certain periods of time at the election of a certain minimum number of holders of the 2014 Notes, we may be in default under the indenture unless we pay a fee equal to 1% per annum of the aggregate principal amounts of the 2014 Notes, or the extension fee, to extend the default date. Even if we pay the applicable extension fee, we will eventually be in default for these filing failures if sufficient time passes and we have not made the applicable filing.

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

Our use of open source software could negatively impact our ability to sell our products.

The products, services or technologies we acquire, license, provide or develop may incorporate or use open source software. We monitor our use of open source software in an effort to avoid unintended consequences, such as reciprocal license grants, patent retaliation clauses, and the requirement to license our products at no cost. There is little or no legal precedent for interpreting the terms of these open source licenses, therefore we may be subject to unanticipated obligations regarding our products that incorporate open source software. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against us.

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

The market price of our stock is subject to significant fluctuations in response to a number of factors, including the risk factors set forth in this Annual Report on Form 10-K, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.

In addition, equity markets in general and technology companies’ equities in particular have recently experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations have in the past and may in the future adversely affect the price of our common stock, regardless of our operating performance. Recent problems with the financial system, such as problems involving banks as well as the mortgage markets, might increase such market fluctuations.

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

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	establish a classified Board of Directors requiring that not all members of the board be elected at one time;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	limit the ability of stockholders to call special meetings of stockholders;

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

Our board of directors also has the power to adopt a stockholder rights plan, which could delay or prevent a change in control of us even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are sometimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board were to adopt such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

There may be dilution to our current stockholders upon achievement of various milestones pursuant to our mergers and acquisitions.

There may be dilution to our current stockholders upon achievement of various milestones pursuant to our mergers and acquisitions. Such dilution would also dilute the voting power and ownership interest of our existing stockholders and could cause the market price of our common stock to decline and could increase the fluctuations in our stock price.

Our business operations may be adversely affected in the event of an earthquake or other natural disaster.

Our corporate headquarters and much of our research and development operations are located in San Jose, California, in California’s Silicon Valley region, which is an area known for its seismic activity. An earthquake, fire or other significant natural disaster, whether the result of global climate change or other factors, could have a material adverse impact on our business, financial condition and/or operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

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

We are subject to certain legal proceedings described below and from time to time, we are also involved in other disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the consolidated balance sheet as of May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against the Company, in re Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5 million it paid towards the settlement of the securities class action and derivative lawsuits from the Company or from another of the Company’s excess directors and officers liability insurers, National Union. The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the court of appeal reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. REMOVED	AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “LAVA”. Public trading in our common stock commenced on November 20, 2001. Prior to that, there was no public market for our common stock. As of July 12, 2010, there were 236 holders of record (not including beneficial holders of stock held in street names) of our common stock.

The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2010
Fourth quarter	$3.88	$2.24
Third quarter	$2.80	$2.01
Second quarter	$2.64	$1.35
First quarter	$2.23	$1.08

Fiscal 2009
Fourth quarter	$1.98	$0.68
Third quarter	$3.20	$0.85
Second quarter	$7.00	$1.53
First quarter	$7.67	$5.92

The following graph compares the cumulative 5-year total return to holders of our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. The graph assumes that the value of the investment in our common stock and in each index was $100 on March 31, 2005 and tracks it (including reinvestment of dividends) through May 2, 2010. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the common stock.

	March 31, 2005	April 02, 2006	April 01, 2007	April 06, 2008	May 4, 2008	May 3, 2009	May 2, 2010
Magma Design Automation, Inc.	100.00	72.87	100.76	85.26	58.97	22.05	44.33
NASDAQ Composite	100.00	117.95	122.89	121.37	126.84	85.16	122.88
NASDAQ Computer & Data	100.00	117.76	128.49	131.42	139.81	97.34	141.03

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Magma under the Securities Act of 1933, as amended, or the Exchange Act.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our credit facility restricts our ability to pay dividends. We expect to retain future earnings, if any, to fund the development and growth of our business. Our Board of Directors will determine future dividends, if any.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report. The selected consolidated balance sheet data as of May 2, 2010 and May 3, 2009 and selected consolidated statements of operations data for the years ended May 2, 2010, May 3, 2009 and April 6, 2008, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of April 6, 2008, April 1, 2007 and April 2, 2006 and the selected consolidated statements of operations data for the years ended April 1, 2007 and April 2, 2006 were derived from audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of our future results.

	Fiscal Year Ended
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1	April 1, 2007 (as adjusted)1	April 2, 2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$123,077	$146,957	$214,419	$178,153	$164,044
Cost of Revenue	$20,553	$48,329	$49,354	$54,579	$41,715
Operating income (loss)(1)(2)(3)(6)	$(7,825)	$(124,198)	$(24,732)	$(67,773)	$(26,529)
Other income (expense), net(4)(5)	$(2,251)	$(4,280)	$(2,436)	$7,269	$8,141
Net income (loss)	$(3,334)	$(129,242)	$(33,808)	$(61,185)	$(20,937)
Net income (loss) per share—basic	$(0.07)	$(2.89)	$(0.83)	$(1.67)	$(0.61)
Net income (loss) per share—diluted	$(0.07)	$(2.89)	$(0.83)	$(1.67)	$(0.61)

	As of
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1	April 1, 2007 (as adjusted)1	April 2, 2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term and long-term investments	$74,355	$50,796	$67,508	$56,038	$97,158
Total assets	$122,123	$127,033	$237,310	$239,517	$284,064
Convertible notes, net	$51,469	$47,600	$45,291	$58,408	$105,500
Other non-current liabilities	$16,090	$12,889	$11,264	$1,689	$5,727
Total stockholders’ equity	$(4,282)	$(13,111)	$106,448	$87,307	$113,903

(1)	We adopted ASC 718, Debt with Conversion and Other Options, on April 3, 2006 using the modified prospective transition method, under which we began recognizing compensation expense for stock-based awards granted on or after April 3, 2006 and unvested awards granted prior to April 3, 2006.

(2)	Includes a charge of $12.5 million relating to litigation settlement expense for fiscal 2007.
(3)	Includes charges of $2.3 million, $1.3 million, and $0.5 million for fiscal 2008, 2007, and 2006 respectively, for in-process research and development.
(4)	Includes gains on extinguishment of convertible notes of $6.5 million and $8.8 million for fiscal 2007 and 2006, respectively.
(5)	Includes charges on adoption of ASC 470-20, Debt with Conversion and Other Options, of $1.5 million, $1.4 million and $0.1 million for fiscal 2009, 2008 and 2007 respectively.
(6)	Fiscal 2009 operating income (loss) includes a $60.1 million charge for goodwill impairment.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and results appearing elsewhere in this Annual Report. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such terms or other comparable terminology, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to:

•	our belief that our current facilities are adequate to support our current and near-term operations

•	our expectations about future revenue and our belief that revenue fluctuations are a result of timing of customer purchases of service

•	our expectation that our research and development, sales and marketing and general and administrative expenses will remain at levels comparable to prior years as a percentage of revenue

•

our expectation that we will attain a certain level of cash flow from license sales, maintenance agreements, consulting contracts, customer contracts, acquired workforce and acquired developed technologies and patents

•	our expectation that our sales cycle will lengthen

•	our expectation that our backlog orders are firm

•	our belief that we have sufficient capital resources to fund our anticipated operating and working capital requirements, capital investments and debt service

•	our belief that our acquisitions will enable us to compete successfully in the EDA industry and our expectation that we will be able to make acquisitions in the future

•	our expectation that we will be able to continue to use earnout arrangements to consummate our acquisitions and our belief that these arrangements will not complicate integration efforts

•	our expected costs to develop in-process research and development from an acquired company into commercially viable products

•	our stock price volatility

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. These statements involve certain known and unknown risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to reflect actual results or future events or circumstances.

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

Our 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. The separate audited financial statements required for the transition period were included on Form 10-K for the fiscal year ended May 3, 2009, which was filed with the SEC on July 20, 2009.

References in this Form 10-K to fiscal 2010 represent the 52 weeks ended May 2, 2010, references to fiscal 2009 represent the 52 weeks ended May 3, 2009 and references to fiscal 2008 represent the 52 weeks ended April 6, 2008. We have not submitted financial information for the 52 weeks ended April 5, 2009 in this Form 10–K because the information is not practical or cost effective to prepare. We believe that the 52 weeks of fiscal 2008 provide a meaningful comparison to the 52 weeks of fiscal 2009 and fiscal 2010 presented in this Form 10-K. We do not believe that there are any significant factors, seasonal or otherwise, that would impact the comparability of information or trends if results for the 52 weeks ended April 5, 2009 were presented in lieu of results for the 52 weeks ended May 3, 2009. We did not experience an unusual amount of business activity or product shipment in the transition month and have reported the loss incurred in that month in our consolidated statements of operations in Item 8 of this Form 10-K. Accordingly, we have not included the results of the one-month transition period that began on April 7, 2008 and ended on May 4, 2008 in this management’s discussion and analysis of financial condition and results of operations.

Executive Summary

We provide EDA software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits (“IC”) used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically-advanced integrated circuits, specifically those with minimum feature sizes of 0.13 micron and smaller. See Item 1, “Business” for a more complete description of our business.

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

To support our customers, we have focused on providing technologically-advanced products to address each step in the IC design process, as well as integrating these products into broad platforms, and expanding our product offerings. Our goal is to be the EDA technology supplier of choice for our customers as they pursue longer-term, broader and more flexible relationships with fewer suppliers.

Our accomplishments during fiscal 2010 include:

•

Validation by Taiwan Semiconductor Manufacturing Company (“TSMC”) of the Titan Mixed-Signal Design Platform™, and FineSim SPICE™ and FineSim Pro™ circuit simulation products, for TSMC’s first Analog/Mixed-Signal Reference Flow targeting TSMC’s most advanced 28-nanometer process technology in addition to Titan™ platform support for TSMC 40-nm and 65-nm iPDK.

•	Release of Titan ALX™ and Titan AVP™, layout productivity improvement products within the Titan™ platform for Analog/Mixed-Signal Design.

•

Release of Tekton™ , a new standalone timing analysis platform that leverages breakthrough technology to addresses complex sign-off challenges and is uniquely suited for today’s most challenging designs.

•	Release of QCP™, a new standalone extractor that provides fast, high capacity, high accuracy extraction for the most complex SoC designs.

•	Availability of Talus® 1.1, latest release of our RTL-to-GDSII chip implementation system, which utilizes the new Talus® COre™ technology.

•

Availability of SiliconSmart ACE™, a next-generation intellectual property characterization and modeling tool that sets a new standard in IP characterization and modeling for designs targeted at 28-nm and smaller process nodes.

•	TSMC Integrated Sign-off Flow support for Magma’s Quartz DRC™ and Quartz LVS™.

•	Release of FineSim Fast Monte Carlo™, a statistical simulation and Monte Carlo analysis product delivering up to 100 times speed improvement over traditional Monte Carlo analysis

•

Release of BoardView™, a new software that extends CAD navigation and circuit debug from integrated circuits (ICs) to printed circuit boards (“PCB”) and multichip modules (“MCM”s). BoardView™ is the only commercially available tool to integrate IC and PCB circuit debug with online signal trace and CAD navigation.

•	Announcement of YieldManager® Solar™, a yield enhancement software system customized for solar fabs which reduces the manufacturing costs of solar cells.

Below is a summary of our operations for fiscal 2010:

•

Revenue for fiscal 2010 was $123.1 million, a decrease of 16% from the prior year. Licenses and bundled licenses and services sales for fiscal 2010 and 2009 accounted for approximately 76% and 75%, respectively, of our revenue.

•

In fiscal 2010 cash provided from operating, investing and financing activities, as shown on our consolidated statement of cash flows, was $16.0 million, $3.7 million and $4.8 million, respectively, as compared to cash used in operating and investing activities of $5.4 million and $2.4 million and cash provided by financing activities was $0.8 million in fiscal 2009.

•	Basic and Diluted net loss per share decreased from $2.89 per share in fiscal 2009 to $0.07 per share in fiscal 2010.

•

Our employee headcount decreased to 677 as of May 2, 2010, down from 732 as of May 3, 2009. Most of the decrease in employees represents reductions to research and development and sales and marketing personnel.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2010. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally. These concerns, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have recently contributed to volatility of unprecedented levels. In particular, the semiconductor industry continues to be materially adversely affected by the macroeconomic environment.

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

Recent Acquisitions

In fiscal 2010 and fiscal 2009, we did not acquire any companies and did not make any material asset purchases.

During fiscal 2008, we acquired companies and purchased technologies that enable us to expand into new markets. We believe that these acquisitions will be a significant factor in our ability to compete successfully in the EDA industry and we expect to make similar acquisitions in the future.

On February 26, 2008, we acquired Sabio Labs, Inc., (“Sabio”) a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, efficiently port complex circuits to new process technologies in foundries, and explore system design trade-offs early in the design process. The total purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of our common stock valued at $16.2 million and transaction costs of $270,000. As part of the initial consideration, 127,000 shares of our common stock valued at $1.3 million was associated with employee retention and is being earned and recorded as compensation expenses in accordance with such employees’ vesting schedules. In addition, we agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at our discretion, to the former Sabio stockholders upon achieving certain product integration and booking milestones.

During fiscal 2010 and fiscal 2009, a total of $0.4 million and $3.6 million, respectively in gross contingent cash consideration and a total of $1.1 million in gross contingent stock consideration in fiscal 2009 were earned by various acquired businesses upon their achievement of certain milestones under various prior asset purchase and business combination agreements.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements, so we consider these to be our critical accounting policies. We consider the following accounting policies related to revenue recognition, stock-based compensation, unbilled accounts receivable, allowance for doubtful accounts, cash equivalent, short-term and long-term investments, strategic investments, asset purchases and business combinations, valuation of long-lived assets and income taxes to be our most critical policies due to the estimation processes involved in each.

Revenue recognition

We recognize revenue in accordance with ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), which generally requires revenue earned on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is recognized as revenue immediately.

Our revenue recognition policy is detailed in Note 1, The Company and Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and we must assess whether “collectability is probable.” These judgments are discussed below.

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

For perpetual licenses and unbundled time-based license arrangements, where maintenance is included for the first period of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us, the stated rate for maintenance renewal is vendor-specific objective evidence (“VSOE”) of the fair value of maintenance in these arrangements. For these arrangements, license revenue is recognized using the residual method in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. Where an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.

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

Stock-based compensation

We account for stock based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.

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

Unbilled accounts receivable

Unbilled accounts receivable represent revenue that has been recognized in advance of being invoiced to the customer. In all cases, the revenue and unbilled receivables are for contracts that are non-cancelable, in which there are no contingencies and where the customer has taken delivery of both the software and the encryption key required to operate the software. We typically generate invoices 45 days in advance of contractual due dates, and we invoice the entire amount of the unbilled accounts receivable within one year from the contract inception.

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

As of May 2, 2010 and as of May 3, 2009, none of our customers accounted for more than 10% of total receivables. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. If actual losses are significantly greater than the allowance we have established, our general and administrative expenses and reported net loss would increase. Conversely, if actual credit losses are significantly less than our allowance, our general and administrative expenses would decrease and our reported net income would increase.

Fair value option for financial assets and financial liabilities

We account for financial instruments in accordance with ASC 825, Financial Instruments Overall Recognition (“ASC 825”). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions.

We adopted ASC 825 in the first quarter of fiscal 2009. Our adoption of ASC 825 permits us to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. Our election is on a prospective basis and is irrevocable.

During the second quarter of fiscal 2009, we elected fair value accounting for the purchased put option recorded in connection with the settlement agreement signed with UBS Financial Services, Inc. (“UBS”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying Auction Rate Securities (“ARS”) under different methods.

Total net gain on the ARS of $1.8 million was offset by loss on the put option $1.4 million resulted in a net gain of $0.4 million reported in valuation gain (loss) in the consolidated statement of operations for the fiscal year ended May 2, 2010, respectively.

Cash equivalent, short-term investments and long-term investments

We account for our investments in accordance with ASC 320, Investments in Debt and Equity Securities (“ASC 320”). These investments are typically classified as trading, and the gains or losses are recorded in other income or expense on the statement of operations or available-for-sale, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our consolidated balance sheets. As of May 2, 2010, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses recorded as other income or expense on our consolidated statements of operations.

We measure fair value in accordance with the provisions in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Short-term investments on the consolidated balance sheet as at May 2, 2010 consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS purchased put option. The ARS investments were classified as long-term investments on the consolidated balance sheet as at May 3, 2009. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, we entered into an agreement with UBS that provided us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period from June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS could, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and be required to pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” secured line of credit to us up to 75% of the market value of the ARS as determined by UBS that expired on June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities as of May 2, 2010.

On July 2, 2010, we exercised our put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS.

As of May 2, 2010 there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption, which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of May 2, 2010, we engaged a third party valuation service to model Level 3 fair value using an income approach and two scenarios: one based on a 0.2 year term and no put option, and a second based on a 4.0 year term with a put option. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded student loans of similar credit rating and an adjustment for lack of liquidity. The student loans are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and have maturities ranging from 2031 to 2047. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 4.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 4.0 years. As we planned to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option was determined based on (i) the ability to sell the securities thereby creating liquidity approximately 0.2 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.2 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of fiscal 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, the total loss on the ARS, including the other than temporary loss of $0.3 million, was reported in the valuation gain (loss), net in the consolidated statement of operations, this loss was offset by gains related to the purchase put option of $0.7 million. For the year ended May 2, 2010, we recorded a gain on the ARS of $1.8 million offset by losses related to the purchased put option of $1.4 million.

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

Goodwill impairment

ASC 350-20, Goodwill (“ASC 350-20”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit (see Note 16, Segment Information, to our consolidated financial statements in Item 8). Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. To determine the fair value, we use a market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. If the fair value is greater than net book value, no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. We use the income method for the second step. The income method is based on a discounted future cash flow approach that uses estimates, including the following for the reporting unit: revenue, based on assumed market growth rates and our assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates that we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.

During fiscal 2010, we conducted our annual goodwill impairment test at December 31, 2009 using the market approach for the first step. At December 31, 2009, we determined that the fair value of the reporting unit is greater than the book value of the net assets of the reporting unit and therefore concluded there is no impairment of goodwill. Accordingly we did not proceed to the second step.

During fiscal 2009, we conducted this test during the third quarter and concluded that events had occurred and circumstances had changed during the third fiscal quarter of fiscal 2009 that showed the existence of impairment indicators, including a significant decline in our stock price and continued deterioration in the EDA software products market and the related impact on our revenue forecasts. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. At December 31, 2008, using the step one market approach, we determined that the fair value of our reporting units was less than the book value of the net assets of the reporting unit and accordingly, we performed step two of the impairment test.

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

Valuation of intangibles and long-lived assets

Our intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). We review our long-lived assets for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on our review, no impairment is indicated.

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different from what was reflected in our historical income tax provisions.

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of May 2, 2010, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $1.3 million at May 2, 2010. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

During the first quarter of fiscal 2009 we made an additional investment in Zerosoft, Inc of $1.0 million, which increased our ownership in that company to 35% as of May 3, 2009. We also invested $0.8 million in Helic Inc. during the first quarter of fiscal 2009, bringing our ownership in Helic to 8% as of May 3, 2009. In addition, one of our executives is a member of the board of directors of Helic, which permits us to exercise significant influence on Helic’s operating decisions. We have recorded our share of net equity income (loss) of these investments based on our proportionate ownership in our consolidated statements of operations.

During the fourth quarter of fiscal 2010, Synopsys, Inc. purchased 100% of the outstanding stock of Zerosoft, Inc., for $24.0 million in cash and future contingent cash payments. Our 35% ownership interest in Zerosoft, Inc. at the time of the sale resulted in $4.7 million in cash at closing and $4.3 million in contingent proceeds. The contingent proceeds consist of a holdback amount equal to 10% of the initial consideration to be held in escrow and released for payment 15 months from the date of the agreement to secure the indemnification obligations of the sellers, and earnout consideration based upon the achievement of certain annual product performance improvement milestones for the three years subsequent to the sale agreement. The proceeds (net of expenses) of $4.6 million offset against the net book value of the investment of $1.4 million on the date of sale of the investment resulted in a net gain of $3.2 million, which was recorded in the Statement of Operations in Other Income.

The holdback amount and earnout consideration are gain contingencies each representing incremental income and will be recognized when all contingencies are resolved per ASC 450-30, Contingencies.

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $0.2 million in fiscal 2009. We did not record impairment charges related to these non-marketable equity investments in fiscal 2010.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for fiscal 2010, fiscal 2009 and fiscal 2008 (in thousands, except for percentage data):

	Year Ended:						% Change
	May 2, 2010	% of Revenue	May 3, 2009	% of Revenue	April 6, 2008	% of Revenue	2010 / 2009	2009 / 2008
Revenue
Licenses revenue
Ratable	$25,453	21%	$29,040	20%	$35,176	16%	(12)%	(17)%
Due & Payable	47,642	39%	44,871	31%	81,327	38%	6%	(45)%
Up-Front*	7,946	6%	23,376	16%	48,741	23%	(66)%	(52)%
Cash Receipts	6,017	5%	6,537	4%	6,291	3%	(8)%	4%

Total Licenses revenue	87,058	71%	103,824	71%	171,535	80%	(16)%	(39)%
Services revenue	36,019	29%	43,133	29%	42,884	20%	(16)%	1%

Total Revenue	123,077	100%	146,957	100%	214,419	100%	(16)%	(31)%

Cost of Revenue
License	4,424	4%	26,382	18%	23,562	11%	(83)%	12%
Services	16,129	13%	21,947	15%	25,792	12%	(27)%	(15)%

Total cost of sales	20,553	17%	48,329	33%	49,354	23%	(57)%	(2)%

Gross Profit	$102,524	83%	$98,628	67%	$165,065	77%	4%	(40)%

*	Includes $7,778 or 6% of total revenue from new contracts for fiscal 2010, $12,832 or 9% of total revenue from new contracts for fiscal 2009 and $40,278 or 19% of total revenue from new contracts for fiscal 2008.
**	Bundled licenses and services in the consolidated statement of operations consists of $24,833 of license revenue and $6,767 of service revenue for fiscal 2010, $27,350 of license revenue and $6,081 of service revenue for fiscal 2009, and $32,473 of license revenue and $8,042 of service revenue for fiscal 2008.

We market our products and related services to customers in four geographic regions: North America, Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for fiscal 2010, fiscal 2009 and fiscal 2008 (in thousands, except for percentage data):

	Year Ended:						% Change
	May 2, 2010	% of Revenue	May 3, 2009	% of Revenue	April 6, 2008	% of Revenue	2010 / 2009	2009 / 2008
Domestic	$72,100	59%	$86,576	59%	$127,664	60%	(17)%	(32)%
International
Europe	12,927	11%	17,893	12%	26,539	12%	(28)%	(33)%
Japan	14,637	12%	24,975	17%	35,150	16%	(41)%	(29)%
Asia-Pacific (excluding Japan)	23,413	19%	17,513	12%	25,066	12%	34%	(30)%

Total International	50,977	41%	60,381	41%	86,755	40%	(16)%	(30)%

Total Revenue	$123,077	100%	$146,957	100%	$214,419	100%	(16)%	(31)%

Revenue

Revenue for fiscal 2010 was $123.1 million, down 16% from fiscal 2009.

Licenses revenue. We analyzed the license purchasing trends of our key customers, those that make up 70% or more of revenue.

License revenue decreased by 16% in fiscal 2010 compared to fiscal 2009. The decrease in the license revenue was due to the continued downturn in the semiconductor and systems industries, which caused customers to reduce spending. Although license revenue in fiscal 2010 decreased as compared to fiscal 2009, license revenue as percentage of total revenue remained the same due to the enhanced versions of several existing products gaining initial market acceptance.

Licenses revenue decreased by 39% in fiscal 2009 compared to fiscal 2008. Licenses revenue as a percentage of total revenue decreased by 9% in fiscal 2009 compared to fiscal 2008. The decrease in licenses revenue was primarily the result of a sharp downturn in the semiconductor and systems industries, a reduced number of design starts, a reduction of electronic design automation budgets and customers experiencing continued end-market softness in demand and reduced visibility in forecasting their business, which caused customers to reduce spending.

•

Ratable revenue decreased $3.6 million for fiscal 2010 compared to fiscal 2009. This decrease in ratable revenue was to due to the overall decrease in the total revenue as compared to the fiscal 2009, which was due to the continued downturn in the economic conditions. Although ratable revenue decreased by $3.6 million from fiscal 2010 as compared to fiscal 2009, ratable revenue as a percentage of total revenue increased from 20% to 21% due to our intent to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce up-front revenues to 10% or less of total revenue. Ratable revenue decreased $6.1 million for fiscal 2009 compared to fiscal 2008. This decrease was partially offset as a result of our intent to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility and increase the predictability of our revenues, and thereby reduce due & payable and up-front revenues to 10% or less of total revenue, which resulted in ratable revenue increasing from 16% of total revenue in fiscal 2008 to 20% in fiscal 2009.

•

Due & Payable revenue increased $2.8 million for fiscal 2010 compared to fiscal 2009, an increase of 6%. The increase in the due & payable revenue was due to our intent to increase the portion of revenue based on backlog to 90% or more revenue and thereby reduce up-front revenues to 10% or less of total revenue. In addition, the increase in the due & payable revenue is also due to customer preference.

Ratable and due & payable revenue, as a percent of total fiscal 2010 revenue, increased 9%., This was a result of our efforts to increase the portion of revenue based on backlog to 90% or more of total revenue to reduce volatility.

•

Up-Front revenue decreased $15.4 million in fiscal 2010 compared to fiscal 2009, a decrease of 66%. Up-Front revenue decreased $25.4 million in fiscal 2009 compared to fiscal 2008, a decrease of 52%. The decreases were attributable to our efforts to reduce up-front revenue and increase ratable and due & payable revenue.

•

Cash Receipts revenue decreased during fiscal 2010 by $0.5 million compared to fiscal 2009. The decrease is due to fewer customers being classified as cash receipt customers in fiscal 2010 compared to fiscal 2009. Cash receipts revenue increased during fiscal 2009 by $0.2 million compared to fiscal 2008. Additional customers had been classified as cash receipts customers. This increase is the result of the impact of a deterioration of economic conditions in the industry and with respect to some of our customers.

Services revenue decreased by 7.1 million in fiscal 2010 as compared to fiscal 2009, which was generally proportionate to the decrease in the total revenues during the periods. Service revenue as a percentage of total revenue remained the same in fiscal 2010 and fiscal 2009 and increased by 1% in fiscal 2009 as compared to fiscal 2008. We believe the fluctuations were a result of timing of customers purchase of services. Although customers delayed license purchases in response to the end-market softness in the demand, customers did continue to purchase maintenance contracts and other services to support their ongoing activities.

Domestic revenue decreased 17% during fiscal 2010 compared to fiscal 2009, and decreased 32% during fiscal 2009 compared to fiscal 2008. International revenue decreased by 16 % and 30% for fiscal 2010 compared to fiscal 2009 and for fiscal 2009 compared fiscal 2008, respectively. The decrease in domestic and international revenue was primarily the result of the global impact of a sharp downturn in the semiconductor and systems industries, a reduced number of design starts, a reduction of electronic design automation budgets and customers experiencing continued end-market softness in demand and reduced visibility in forecasting their business. The decreases in revenues were generally proportionate to the decreases in total revenues during the periods and were primarily due to decreased customer orders. Domestic and international revenue as a percentage of total revenue remained the same for fiscal year 2010 and fiscal year 2009.

No individual customer accounted for 10% or more of total revenue during the fiscal years 2010, 2009 and 2008.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature and variable expenses such as royalties, and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $22.0 million or 83% during fiscal 2010, compared to fiscal 2009. Amortization charges related to acquired developed technology and intangible assets decreased during 2010 by $21.4 million compared to fiscal 2009 primarily due to the complete amortization of intangibles acquired on the Mojave acquisition, which were fully amortized at the end of fiscal 2009. In addition, the decrease in the cost of license revenue was due to the decrease in third party distributor commissions by $0.2 million, and decrease of $0.3 million in costs related to expensed equipment. The remainder of the fluctuation in cost of licenses revenue was accounted for by other individually insignificant items.

Cost of licenses revenue increased by $2.8 million or 12% during fiscal 2009, compared to fiscal 2008. Amortization charges related to intangible assets from acquisitions and contingent acquisition earnouts increased during 2009 by $3.0 million compared to fiscal 2008. This increase was offset by a decrease in royalty expense by $0.2 million during fiscal 2009 as compared to 2008.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $5.8 million or 27% for fiscal 2010 compared to fiscal 2009. The change was primarily due to a net decrease of $5.7 million in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs which were a result of staff reductions under the fiscal 2009 restructuring plan. The remainder of the fluctuation in cost of licenses revenue was accounted for by other individually insignificant items.

Cost of services revenue decreased by $3.8 million or 15% for fiscal 2009 compared to fiscal 2008. The change was primarily due to a net decrease of $3.8 million in the allocation of pre-sale costs (primarily application engineering costs) from sales and marketing costs which were a result of staff reductions under the fiscal 2009 restructuring plan.

Operating expenses

The table below sets forth the fluctuations in operating expenses from fiscal 2009 to fiscal 2010 and from fiscal 2008 to fiscal 2009 (in thousands, except percentage data):

				% Change
Year Ended:	May 2, 2010	May 3, 2009	April 6, 2008	2010 / 2009	2009 / 2008
Operating Expenses
Research and development	$47,024	$68,751	$76,920	(32)%	(11)%
Sales and marketing	41,247	56,024	70,711	(26)%	(21)%
General and administrative	18,214	24,307	31,576	(25)%	(23)%
Impairment of goodwill	—	60,089	—	(100)%	100%
Amortization of intangible assets	1,134	2,994	8,043	(62)%	(63)%
In-process research and development	—	—	2,256	—	(100)%
Restructuring charge	2,730	10,661	291	(74)%	3564%

Total operating expenses	$110,349	$222,826	$189,797	(50)%	17%

Percent of total revenue
Research and development	38%	47%	36%
Sales and marketing	34%	38%	33%
General and administrative	15%	17%	15%
Impairment of goodwill	—	41%	—
Amortization of intangible assets	1%	2%	4%
In-process research and development	—	—	1%
Restructuring charge	2%	7%	—
Total operating expenses	90%	152%	89%

•

Research and development expense decreased by $21.7 million in fiscal 2010 as compared to fiscal 2009 primarily due to a decrease in employee compensation expense and the related benefits by $12.9 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009. The decrease in research and development expense in fiscal 2010 was also attributable to a decrease in travel and entertainment costs of $0.4 million, decrease in software maintenance costs of $0.3 million due to the maintenance costs being fully amortized, decrease in consulting costs of $1.5 million, decrease in the stock based compensation expense by $2.8 million and a decrease in the allocations of common expenses, such as information technology and facility related expenses, of $3.6 million.

Research and development expense decreased by $8.2 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in compensation expense and the related benefits by $2.9 million as a result of lower headcount and employee salary reductions implemented mid-year. The decrease in research and development expense in fiscal 2009 was also attributable to a decrease in bonus expense of $3.6 million, decrease in software maintenance costs of $0.7 million due to the maintenance costs being fully amortized and a decrease in the allocations of common expenses, such as information technology and facility related expenses, of $1.2 million.

We expect our research and development expense in fiscal 2011 to increase moderately, but to remain at levels comparable to fiscal 2010 as a percentage of revenue.

•

Sales and marketing expense decreased by $14.8 million in fiscal 2010 as compared to fiscal 2009 primarily due to a decrease in compensation expense and related benefits by $12.4 million as a result of lower headcount and employee salary reductions implemented mid-year in fiscal 2009. The decrease in sales and marketing expense in fiscal 2010 was also attributable to a $0.9 million decrease in bad debt expense, decrease in the stock based compensation by $1.3 million, decrease in marketing related activities by $1.0 million and a decrease in the allocation of common expenses, such as information technology and facility related expenses of $2.9 million. The decrease in sales and marketing expense was offset by a decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $5.7 million.

Sales and marketing expense decreased by $14.7 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in compensation expense and related benefits by $7.8 million as a result of lower headcount and employee salary reductions implemented mid-year. The decrease in sales and marketing expense in fiscal 2009 was also attributable to a decrease in bonus expense of $1.6 million, a decrease in commission expense of $3.9 million due to decreased bookings, a decrease in travel and entertainment costs of $2.7 million due to lower spending on reduced sales, and a decrease in the allocation of common expenses, such as information technology and facility related expenses of $1.9 million. The decrease in sales and marketing expense was offset by decrease in the allocation of pre-sale costs (primarily application engineering costs) to cost of services revenue of $3.8 million.

We expect our sales and marketing expense in fiscal 2011 to increase moderately, but to remain at levels comparable to fiscal 2010 as a percentage of revenue.

•

General and administrative expense decreased by $6.1 million in fiscal 2010 compared to fiscal 2009 primarily due to a decrease in compensation expense and the related benefits of $2.9 million, decrease of $0.5 million in legal fees due to settlement of the derivatives litigation, a decrease of $1.2 million in stock-based compensation expense due to our option exchange program, and a decrease of $1.2 million in consulting expense due to our cost reduction efforts. The remaining decreases were due to a decrease in other discretionary operating expenses.

General and administrative expense decreased by $7.3 million in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in compensation expense and bonuses of $2.4 million. The decrease in general and administrative expense in fiscal 2009 was also the result of a decrease of $2.2 million in legal fees due to settlement of the derivatives complaint in October, 2008 and shareholder’s class action lawsuit in March 2009, a decrease of $0.5 million in stock-based compensation expense due to our option exchange program, a decrease of $0.4 million in travel and entertainment expense due to our cost reduction efforts, and a decrease of $1.2 million in depreciation expense as a result of certain assets being fully depreciated in prior periods. These decreases were partially offset by an increase in the related benefits of $0.8 million and an increase in consulting expenses of $0.7 million.

We expect our general and administrative expense in fiscal 2011 to increase moderately, but to remain at levels comparable to fiscal 2010 as a percentage of revenue.

•

Amortization of intangible assets decreased by 62% in fiscal 2010 compared to fiscal 2009; and 63% in fiscal 2009 compared to fiscal 2008 primarily due to several existing developed technologies and patents having been fully amortized.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts, assembled workforces, no shop rights, non-competition agreements and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

•

In-process research and development (“IPR&D”) charges were recorded based on management’s final purchase price allocation and were related to acquired technologies for which commercial feasibility had not been established and had no alternative future use. We did not have any material acquisitions in fiscal 2010 and fiscal 2009.

IPR&D expense of $2.3 million in fiscal 2008 consisted of charges of $1.6 million and $0.7 million recorded in connection with our acquisitions of Sabio and Rio, respectively. The in-process technology projects related to Sabio was completed in fiscal 2009.

•

Restructuring costs of $2.7 million in fiscal 2010 represents the charges related to our continued realignment of business objectives and adjustments to our previously determined restructuring estimates.

Restructuring costs of $10.7 million in fiscal 2009 represented employee termination and facility consolidation and closure charges resulting from our realignment to current business objectives.

Other items

The table below sets forth the fluctuations in other items from fiscal 2009 to fiscal 2010 and from fiscal 2008 to fiscal 2009 (in thousands, except percentage data):

				% Change
Year Ended:	May 2, 2010	May 3, 2009	April 6, 2008	2010 / 2009	2009 / 2008
Operating income (expense), net
Interest income	$256	$637	$2,021	(60)%	(68)%
Interest and amortization of debt discount/ premium	(4,397)	(4,357)	(3,866)	1%	13%
Valuation gain (loss), net	404	(442)	—	(191)%	100%
Other income (expense), net	1,486	(118)	(591)	(1359)%	(80)%

Total other income (expense), net	$(2,251)	$(4,280)	$(2,436)	(47)%	76%

Benefit from (provision for) income taxes	$6,742	$(764)	$(6,640)	(982)%	(88)%

•	Interest income decreased by 60% in fiscal 2010 compared to fiscal 2009 primarily due to lower interest rates in fiscal 2010 on investments.

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

•

Interest expense primarily represents amortization of debt discount/premium and issuance costs in connection with the 2010 Notes, the 2014 Notes, and interest on our line of credit facility. Interest expense increased in fiscal 2010 compared to fiscal 2009 primarily due to an additional $0.1 million interest expense related to line of credit facility, $0.7 million increase in the interest expense on the 2014 Notes; the 2014 Notes have a higher interest rate as compared to the 2010 Notes. The above was offset by decrease of $0.7 million on the debt discount/premium amortization related to the 2010 Notes net of amortization of premium related to the 2014 Notes.

Interest expense in fiscal 2009 primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and our 2008 Notes and interest on our line of credit facility. Interest expense increased in fiscal 2009 compared to fiscal 2008 by $0.5 million primarily due to the adoption of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) in fiscal 2010. The remainder of the fluctuation in interest expense was accounted for by other individually insignificant items, such as changes in interest expenses on capital leases.

•

Valuation gain (loss), net increased by $0.8 million in fiscal 2010 as compared to fiscal 2009 primarily due to the recognition of a gain of $1.8 million on the ARS securities offset by a loss on put option of $1.4 million in fiscal 2010 as compared to a fiscal 2009 loss of $0.3 million on the ARS securities offset by a gain of $0.7 million on the put option on the ARS securities.

•

Other income (expense), net increased by $1.6 million in fiscal 2010 as compared to fiscal 2009 due to the increase in the foreign exchange gain by $1.2 million, gain on sale of strategic investment, net of losses, of $2.9 million and a gain of $0.3 million on extinguishment of debt. The increase was offset by an increase in the unrealized foreign exchange loss of $2.8 million.

Other income (expense), net decreased by $0.5 million in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in realized foreign exchange losses of $1.8 million and a decrease in losses from strategic investments of $0.1 million offset by unrealized foreign exchange gains of $1.4 million.

During fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese Yen. The derivatives do not qualify for hedge accounting treatment under ASC 815, Derivative and Hedging (“ASC 815”). We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures.

•

Provision for (benefit from) income taxes. Our effective tax rate was (65.8)%, 0.6% and 19.7% in the fiscal years ended May 2, 2010, May 3, 2009 and April 6, 2008 respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, goodwill impairment, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, reserves for uncertain tax positions, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. Worldwide income tax expense (benefit) was $(6.7) million, $0.8 million and $6.6 million, in fiscal years ended May 2, 2010, May 3, 2009 and April 6, 2008, respectively.

During fiscal 2010, we received new information related to the unrecognized tax benefit related to withholding taxes in South Korea. This information was not available to us in previous financial reporting periods and is considered new information for purposes of assessing the Company’s uncertain tax positions. We considered this new information collectively with all other information available and concluded that it is more-likely-than-not the license revenue sourced in South Korea is not subject to withholding tax, and therefore, that the full amount of the tax position will ultimately be realized. Accordingly, a $7.8 million tax benefit related to South Korean withholding tax was recognized into income, and a corresponding decrease in long term tax liabilities was recorded. The recognition of the tax benefit is a discrete item and does not have any current period or future period cash impact.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 1999 to 2008 remain open to examination by the major tax jurisdictions where we operate. At May 2, 2010, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

As of	May 2, 2010	May 3, 2009	April 6, 2008
Cash, cash equivalents	$57,518	$32,888	$46,970
Short term investments	16,837	—	3,000
Long term investments	—	17,908	17,538

Cash, cash equivalents, short term and long term investments	$74,355	$50,796	$67,508

For the year ended:
Net cash flows provided by (used in) operating activities	$16,004	$(5,419)	$13,214
Net cash flows provided by/(used in) investing activities	$3,745	$(2,415)	$(22,564)
Net cash provided by financing activities	$4,762	$766	$10,932

As of May 2, 2010, our total cash, cash equivalents, short-term investments and long-term investments, excluding restricted cash, was $74.4 million as compared to $50.8 million as of May 3, 2009 and $67.5 million as of April 6, 2008. In fiscal 2010 our primary sources of cash consisted of cash from operations, release of restricted cash related to our line of credit and acquisition related earnouts, sale of strategic investment, proceed from term debt and proceeds from issuance of common stock to employees. Our primary uses of cash in fiscal 2010 were repayment of the revolving note and secured credit line, repayment of lease obligations, payments related to prior acquisitions, and purchases of property and equipment. In fiscal 2009 our primary sources of cash consisted of proceeds from issuance of common stock to employees, cash borrowed under our line of credit and revolving note and proceeds from maturities and sale of investments. Our primary uses of cash in fiscal 2009 consisted of cash used in operating activities, the repurchase of a portion of the 2008 Notes, payments related to contingent consideration related to business combination and intangible asset acquisitions, purchases of property and equipment, setting aside restricted cash for the revolving note and setting aside cash for escrow arrangements pursuant to various business combinations pursuant to their respective agreements. In fiscal 2008, our primary sources of cash consisted of cash provided by operating activities, proceeds from issuance of common stock to employees, and a reduction in restricted cash set aside for the revolving note. In fiscal 2008, our primary uses of cash consisted of net purchases of available-for-sale investments, the repayment of lease obligation and line of credit, payments related to business combination and intangible asset acquisitions, purchases of property and equipment, and repurchase of our common stock.

Short-term investments on the consolidated balance sheet as at May 2, 2010 consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS purchased put option. The ARS investments were classified as long-term investments on the consolidated balance sheet as at May 3, 2009. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, we entered into an agreement with UBS which provides us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to us and must pay us par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” secured line of credit to us up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

On July 2, 2010, we exercised our put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS.

As of May 2, 2010 there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, we estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of May 2, 2010, we engaged a third party valuation service to model Level 3 fair value using an income approach and two scenarios: one based on a 0.2 year term and no put option, and a second based on a 4.0 year term with a put option. We reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

The purchased put option gives us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the currently estimated 4.0 years. As we plan to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option lies in (i) the ability to sell the securities thereby creating liquidity approximately 0.2 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.2 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of fiscal 2009 including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, the total loss on the ARS, including the other than temporary loss of $0.3 million, was reported in the valuation gain (loss), net in the consolidated statement of operations, this loss was offset by gains related to the purchase put option of $0.7 million. For the year ended May 2, 2010, we recorded an unrealized gain on the ARS of $1.8 million offset by losses related to the purchased put option of $1.4 million.

Net cash provided by/used in operating activities

Net cash provided by operating activities increased by $21.4 million in fiscal 2010 compared to fiscal 2009. The increase was primarily due to a decrease in cost and expenses of $19.9 million, a decrease in the use of cash for accounts payable and accrued liabilities of $15.5 million, and a decrease in prepaid expenses of $0.8 million, offset by decrease in cash from customers of $14.7 million. The decrease in cash from customers was due to the lower revenues, while cost and expenses decreased due to the reduction in force and the closure of various facilities as part of our fiscal 2009 restructuring plan. The decrease in the use of cash for accounts payable, accrued liabilities and prepaid expenses was mainly due to the reduction in costs and expenses in fiscal 2010 as compared to fiscal 2009.

Net cash provided by operating activities decreased by $18.6 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily due to a decrease in cash from customers of $49.9 million, offset primarily by a decrease in cost and expenses of $23.6 million, a decrease in the use of cash for accounts payable and accrued liabilities of $4.0 million, and a decrease in prepaid expenses of $2.3 million. The decrease in cash from customers was due to the lower revenues, while cost and expenses decreased due to the reduction in force and the closure of various facilities as part of our fiscal 2009 restructuring plan. The decrease in the use of cash for accounts payable, accrued liabilities and prepaid expenses was mainly due to the reduction in costs and expenses in fiscal 2009 as compared to fiscal 2008.

Net cash provided by/used in investing activities

Net cash provided by investing activities was $3.7 million in fiscal 2010. In fiscal 2010, we sold an investment in a privately held technology company for business and strategic purposes for $4.6 million, released $1.5 million of restricted cash related to acquisition related earnouts, and received $1.5 million from sale of marketable investments. This was offset by cash used to purchase property and equipment for $1.9 million and payment of $1.9 million relating to prior acquisitions.

Net cash used in investing activities was $2.4 million in fiscal 2009. In fiscal 2009, we made cash earnout payments of $4.5 million relating to prior acquisitions, and we made an aggregate investment of $1.8 million in privately held technology companies for business and strategic purposes. We also purchased property and equipment totaling $1.1 million. The primary source of cash was $5.0 million from the sale and maturity of marketable investments.

We expect to make capital expenditures of approximately $3.0 million to $4.0 million during fiscal 2011. These capital expenditures will be used to support selling, marketing and product development activities. We will use capital lease financing as well as our cash and cash equivalents to fund these purchases. In addition, we may make earnout payments related to prior acquisitions and acquire additional technologies and strategic equity investments in the future using our cash and cash equivalents.

Net cash provided by financing activities

Net cash provided by financing activities was $4.8 million in fiscal 2010. The primary source of cash was cash drawn against the term debt with Wells Fargo for $15.0 million, release of restricted cash of $7.5 million maintained for the Wells Fargo Line of Credit, and proceeds from exercise of common stock for $2.2 million. We used $12.2 million for repayment of line of credit from Wells Fargo, repayment of lease obligations of $2.6 million, and issuance costs of $1.9 million for the 2014 Notes and $0.8 million issuance costs related to the Term Debt from Wells Fargo.

Net cash provided by financing activities was $0.8 million in fiscal 2009. The primary source of cash was cash drawn on the line of credit with Wells Fargo Bank for $12.2 million, cash drawn against the auction rate securities with UBS bank for $12.6 million, and cash received on exercise of common stock of $3.8 million. In addition, we used $15.2 million to repay the 2008 Notes and $9.2 million to maintain restricted cash, of which $7.5 million was for the line of credit with Wells Fargo Bank and $1.5 million was for amounts held back in connection with the Sabio acquisition.

Capital resources

Cash and cash equivalents available for use aggregated a total of $57.5 million at May 2, 2010.

As more fully described in Note 9, Convertible Notes, on September 11, 2009 we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remained outstanding as of May 2, 2010. These notes were subsequently paid on May 17, 2010 (see Note 19, Subsequent Events).

In July 2010, we repurchased $2.75 million of aggregate principal amount of its 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of Notes, in private transactions. These purchases were funded from our working capital. (see Note 19, Subsequent Events)

We negotiated a New Credit Facility with Wells Fargo Bank on March 19, 2010 replacing the old credit facility of $15.0 million. The New Credit Facility is comprised of $15.0 in term debt and $15.0 revolving loans with an expiration date of March 19, 2014. We had drawn down the $15.0 million of term debt that was used to repay the outstanding revolving note of $12.2 million.

We have taken action to receive liquidity from our $16.8 million invested in auction rate securities (“ARS”) as of May 2, 2010, which had been illiquid since February 2008. We entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) that allowed us to recover the par value of the ARS on or about June 30, 2010 (see Note 3, Fair Value of Financial Instruments). Concurrently, we entered into a “no net cost” secured line of credit with UBS offered as part of the total settlement agreement (see Note 11, Secured Credit Line). This secured line of credit provided us with cash of $11.2 million until the ARS could be sold back to UBS at par value in 2010. On July 2, 2010, we exercised our put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS.

In recent years, we have funded our operations primarily through operating cash flows and through the issuance of convertible debt and equity securities. In the first quarter of fiscal 2009, we began implementing cost reduction measures that continued through the end of fiscal 2010. Given the current adverse economic conditions generally, and in the semiconductor industry in particular, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. These actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $16.0 million of cash from operations in fiscal 2010.

We have been successful in refinancing our current debt as of May 2, 2010. Our ability to fund our cash needs over the short and long term will also depend on our ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competition, maintaining our existing credit facility, and other factors. We believe we have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months. However any of these factors could have a materially adverse impact on our financial position and results of operations. For a complete discussion of the risks facing our business, including our liquidity, please see Part II, Item 1A, “Risk Factors.”

Revolving Loans and Term Debt

Effective as of October 31, 2008, we entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009. The Credit Facility (i) provided for a single revolving line of credit note of up to $15 million replacing the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility also, among other things, required that we provide certain financial statements to Wells Fargo, restricted our ability to pay dividends or make other distributions on our stock and required that we maintain certain financial conditions. In connection with the Third Amendment to the Credit Facility we released a $7.5 million collateralized certificate of deposit classified as restricted cash as of May 3, 2009.

On March 19, 2010, we entered into a new credit facility with Wells Fargo Capital Finance, LLC (the “New Credit Facility”), which replaced our existing $15.0 million Credit Facility. The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million. The New Credit Facility expires March 19, 2014, and is secured by a first priority interest in all of our assets. The term loan will be repaid in equal quarterly installments of $0.6 million, beginning October 31, 2010.

Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $30.0 million or 40% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited our borrowing availability.

The revolving and term loans bear interest at either a LIBOR Rate or a Base Rate, at managements election, in each case determined as follows and plus a margin of 4.50 percentage points: (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 1/2%, (ii) the three month LIBOR Rate plus 1 percentage point and (iii) the Wells Fargo prime rate. In addition, we are required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

We are required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of March 19, 2014.

The proceeds of the credit facility are intended to refinance some of our existing indebtedness, including repayment of the Credit Facility, a portion of our 2010 Notes, finance general corporate purposes, including permitted acquisitions and permitted investments, capital expenditures, working capital, letters of credit, and fees and expenses associated with the New Credit Facility. As of May 2, 2010, we had withdrawn $15.0 million of term debt, and used the proceeds to pay off the outstanding revolving note of $12.2 million under the Credit Facility, with the balance retained in cash to fund other corporate needs.

The New Credit Facility contains covenants that, among other things, limit our ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business. Events of Default under the Credit Agreement include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The credit facility restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of May 2, 2010, we were in compliance with the financial conditions.

Convertible notes

On September 11, 2009 we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remained outstanding as of May 2, 2010. On May 15, 2010, we repaid the $23.2 million remaining outstanding balance of the 2010 Notes.

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

As of May 2, 2010, we were in compliance with all financial conditions included in the indentures for the 2010 Notes and the 2014 Notes.

In July 2010, we repurchased $2.75 million of aggregate principal amount of its 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of Notes, in private transactions. These purchases were funded from our working capital. (see Note 19, Subsequent Events)

Repurchases of common stock

On February 21, 2008, we announced that our Board of Directors authorized us to repurchase up to $20.0 million of our common stock. In March 2008, we used approximately $5.0 million to repurchase 499,500 shares of our common stock in the open market. The repurchased shares are to be used for general corporate purposes. We did not repurchase any of our common stock during 2010.

Contractual obligations

As of May 2, 2010, our principal contractual obligations consisted of $77.7 million from fiscal 2011 through fiscal 2014 for office facilities, repayments of $23.2 million of the 2010 Notes due in May 2010, $26.7 million of the 2014 Notes due in May 2014 and $6.0 million in capital lease obligations for computer equipment and purchase obligations. Although we have no material commitments for capital expenditures, we do not anticipate an increase in our capital expenditures and lease commitments with cost reduction plans that were initiated in fiscal 2009. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of May 2, 2010. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of contingent cash consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $4.5 million as of May 2, 2010. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

The table below summarizes our significant contractual obligations at May 2, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions). The operating lease obligations and purchase obligations were not recorded in our consolidated balance sheets as of May 2, 2010.

	Payment due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$6.8	$4.0	$2.6	$0.2	$—
Capital lease obligations	2.2	1.6	0.6	—	—
Convertible notes	49.9	23.2	—	26.7	—
Purchase obligations	3.8	3.1	0.7	—	—
Term Debt	15.0	1.7	4.5	8.8	—

Total	$77.7	$33.6	$8.4	$35.7	$—

Income taxes

As of May 2, 2010 and May 3, 2009, we recorded unrecognized tax benefits of $18.4 million, and $27.1 million, respectively, of which $1.6 million and $8.8 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance sheet arrangements

As of May 2, 2010, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of May 2, 2010.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of May 2, 2010.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of May 2, 2010.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of May 2, 2010. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of May 2, 2010, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents and short-term investments.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments generally consist of government agencies, municipal obligations and money market funds with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from license and service sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of May 2, 2010, we had approximately $6.3 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we entered into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and Japanese yen. The derivatives do not qualify for hedge accounting treatment under ASC 815. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In fiscal 2010 and 2009, net foreign exchange loss totaled $1.4 million and gain totaled $0.2 million, respectively, and was included in “Other (expense), net” in our consolidated statements of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited the accompanying consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries (a Delaware corporation) as of May 2, 2010 and May 3, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years ended May 2, 2010 and May 3, 2009, the month ended May 4, 2008 and the year ended April 6, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magma Design Automation, Inc. and subsidiaries as of May 2, 2010 and May 3, 2009, and the results of their operations and their cash flows for each of the years ended May 2, 2010 and May 3, 2009, the month ended May 4, 2008 and the year ended April 6, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective May 4, 2009 Magma Design Automation, Inc. and subsidiaries adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Magma Design Automation, Inc.’s internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 14, 2010, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/S/    GRANT THORNTON LLP

San Jose, California

July 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Magma Design Automation, Inc.

We have audited Magma Design Automation, Inc. and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Magma Design Automation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Magma Design Automation Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Magma Design Automation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Magma Design Automation, Inc. and subsidiaries as of May 2, 2010 and May 3, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended May 2, 2010 and May 3, 2009, the month ended May 4, 2008 and the year ended April 6, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). Our report dated July 14, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/    GRANT THORNTON LLP

San Jose, California

July 15, 2010

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 2, 2010	May 3,2009 (as adjusted)1
ASSETS
Current assets:
Cash and cash equivalents	$57,518	$32,888
Restricted cash	250	9,215
Short-term investments, pledged as collateral for secured credit line	16,837	—
Accounts receivable, net	17,401	26,635
Prepaid expenses and other current assets	4,472	5,443

Total current assets	96,478	74,181
Property and equipment, net	5,979	10,443
Intangible assets, net	7,487	12,170
Goodwill	7,093	6,666
Long-term investments, pledged as collateral for secured credit line	—	17,908
Other assets	5,086	5,665

Total assets	$122,123	$127,033

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$2,220	$1,212
Accrued expenses	16,347	15,353
Secured credit line	11,162	12,451
Revolving note	—	12,181
Current portion of term debt	1,688	—
Current portion of other long-term liabilities	1,901	2,679
Deferred revenue	25,528	35,779
Convertible notes, net of debt discount of $44 at May 2, 2010	23,206	—

Total current liabilities	82,052	79,655
Convertible notes, net of debt (premium) discount of ($1,574) and $2,339 at May 2, 2010 and May 3, 2009, respectively	28,263	47,600
Long-term portion of term debt	13,312	—
Long-term tax liabilities, less current portion	1,856	9,729
Other long-term liabilities	922	3,160

Total liabilities	126,405	140,144

Commitments and contingencies (Note 15)
Stockholders deficit:
Common stock (par value $0.0001, 150,000,000 shares authorized; 55,025,286 and 51,988,272 shares issued and outstanding, respectively, at May 2, 2010 and 50,259,862 and 47,222,848 shares issued and outstanding, respectively, at May 3, 2009)	6	5
Additional paid-in capital	417,131	405,342
Accumulated deficit	(383,824)	(380,490)
Treasury stock at cost (3,037,014 shares at May 2, 2010 and May 3, 2009, respectively)	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,980)	(5,353)

Total stockholders deficit	(4,282)	(13,111)

Total liabilities and stockholders deficit	$122,123	$127,033

1	May 3, 2009 adjusted for adoption of ASC 470-20. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended			One month ended May 4, 2008 (as adjusted)1
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1
Revenue:
Licenses	$62,225	$76,474	$139,062	$1,822
Bundled licenses and services	31,600	33,431	40,515	641
Services	29,252	37,052	34,842	2,404

Total revenue	123,077	146,957	214,419	4,867

Cost of revenue:
Licenses	3,142	19,416	19,151	1,536
Bundled licenses and services	4,282	10,459	9,474	517
Services	13,129	18,454	20,729	2,010

Total cost of revenue	20,553	48,329	49,354	4,063

Gross profit	102,524	98,628	165,065	804
Operating expenses:
Research and development	47,024	68,751	76,920	7,595
Sales and marketing	41,247	56,024	70,711	6,061
General and administrative	18,214	24,307	31,576	2,418
Impairment of goodwill	—	60,089	—	—
Amortization of intangible assets	1,134	2,994	8,043	534
In-process research and development	—	—	2,256	—
Restructuring charge	2,730	10,661	291	—

Total operating expenses	110,349	222,826	189,797	16,608

Operating loss	(7,825)	(124,198)	(24,732)	(15,804)
Other income (expense):
Interest income	256	637	2,021	108
Interest and amortization of debt discount/ premium	(4,397)	(4,357)	(3,866)	(250)
Valuation gain (loss), net	404	(442)	—	—
Other income (expense), net	1,486	(118)	(591)	(24)

Other, net	(2,251)	(4,280)	(2,436)	(166)

Net loss before income taxes	(10,076)	(128,478)	(27,168)	(15,970)
Benefit from (provision for) income taxes	6,742	(764)	(6,640)	(375)

Net (loss)	$(3,334)	$(129,242)	$(33,808)	$(16,345)

Net (loss) per share, basic and diluted	$(0.07)	$(2.89)	$(0.83)	$(0.38)

Shares used in per share calculation, basic and diluted	49,639	44,698	40,518	42,812

1	Years ended May 3, 2009, April 6, 2008 and one month ended May 4, 2008 adjusted for adoption of ASC 470-20. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount			Shares	Amount
BALANCES AT APRIL 1, 2007	38,533,351	$5	$315,453	$(197,896)	(2,679,426)	$(29,162)	$(1,092)	$87,308
Issuance of common stock under stock incentive plans	3,324,196	—	22,319	—	134,319	1,460	—	23,779
Issuance of common stock in connection with asset purchase	281,269	—	2,662	—	—	—	—	2,662
Issuance of common stock in connection with business combination	1,979,833	—	19,970	—	—	—	—	19,970
Retirement of common stock	(145,746)	—	(2,070)	—	—	—	—	(2,070)
Repurchase of common stock	(499,500)	—	—	—	(499,500)	(4,995)	—	(4,995)
Stock-based compensation expense, net of forfeitures	—	—	20,424	—	—	—	—	20,424
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	53	—	—	—	—	53
Effect of ASC 740-10 adoption (Note 1 “Accounting Corrections”)	—	—	—	(2,850)	—	—	—	(2,850)
Reissuance of treasury stock	—	—	—	(334)	—	—	—	(334)	—
Comprehensive loss:
Net loss	—	—	—	(32,409)	—	—	—	(32,409)	(32,409)
Effect of ASC 470-20 adoption (Note 1 Adoption of Recent Accounting Pronouncements)	—	—	—	(1,398)	—	—	—	(1,398)	—
Cumulative translation adjustments	—	—	—	—	—	—	(2,885)	(2,885)	(2,885)
Net unrealized loss on investments	—	—	—	—	—	—	(807)	(807)	(807)

Other comprehensive loss									(3,692)

Total comprehensive loss									$(36,101)

BALANCES AT APRIL 6, 2008	43,473,403	$5	$378,811	$(234,887)	(3,044,607)	$(32,697)	$(4,784)	$106,448

Issuance of common stock under stock incentive plans	336,521	—	2,309	—	6,655	72	—	2,381
Retirement of common stock	(19,988)	—	(77)	—	—	—	—	(77)
Stock-based compensation expense, net of forfeitures	—	—	1,806	—	—	—	—	1,806
Effect of ASC 470-20 adoption (Note 1 Adoption of Recent Accounting Pronouncements)	—	—	—	(74)	—	—	—	(74)
Reissuance of treasury stock	—	—	—	(12)	—	—	—	(12)	—
Comprehensive loss:
Net loss	—	—	—	(16,271)	—	—	—	(16,271)	(16,271)
Cumulative translation adjustments	—	—	—	—	—	—	177	177	177
Net unrealized loss on investments	—	—	—	—	—	—	(191)	(191)	(191)

Other comprehensive loss									(14)

Total comprehensive loss									$(16,285)

BALANCES AT MAY 4, 2008	43,789,936	$5	$382,849	$(251,244)	(3,037,952)	$(32,625)	$(4,798)	$94,187

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount			Shares	Amount
BALANCES AT May 4, 2008 (CONTINUED)	43,789,936	$5	$382,849	$(251,244)	(3,037,952)	$(32,625)	$(4,798)	$94,187
Issuance of common stock under stock incentive plans	3,527,673	—	4,693	—	938	10	—	4,703
Retirement of common stock	(76,470)	—	(1,342)	—	—	—	—	(1,342)
Repurchase of common stock	(18,291)	—	(10)	—	—	—	—	(10)
Stock-based compensation expense, net of forfeitures	—	—	18,239	—	—	—	—	18,239
Stock option exchange	—	—	913	—	—	—	—	913
Effect of ASC 470-20 adoption (Note 1 Adoption of Recent Accounting Pronouncements)	—	—	—	(1,490)	—	—	—	(1,490)
Reissuance of treasury stock	—	—	—	(6)	—	—	—	(6)	—
Comprehensive loss:
Net loss	—	—	—	(127,750)	—	—	—	(127,750)	(127,750)
Cumulative translation adjustments	—	—	—	—	—	—	(1,558)	(1,558)	(1,558)
Net unrealized loss on investments	—	—	—	—	—	—	1,003	1,003	1,003

Other comprehensive loss							(555)	—	(555)

Total comprehensive loss							—	—	$(128,305)

BALANCES AT MAY 3, 2009	47,222,848	$5	$405,342	$(380,490)	(3,037,014)	$(32,615)	$(5,353)	$(13,111)
Issuance of common stock under stock incentive plans	4,784,117	1	2,628	—	—	—	—	2,629
Retirement of common stock	(14,285)	—	(1,654)	—	—	—	—	(1,654)
Repurchase of common stock	(4,408)	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	13,875	—	—	—	—	13,875
Effect of ASC 470-20 adoption (Note 1 Adoption of Recent Accounting Pronouncements)	—	—	(3,060)	—	—	—	—	(3,060)
Comprehensive loss:
Net loss	—	—	—	(3,334)	—	—	—	(3,334)	(3,334)
Cumulative translation adjustments	—	—	—	—	—	—	373	373	373

Other comprehensive loss							373	(2,961)	(2,961)

Total comprehensive loss							—	—	$(2,961)

BALANCES AT MAY 2, 2010	51,988,272	$6	$417,131	$(383,824)	(3,037,014)	$(32,615)	$(4,980)	$(4,282)

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended			One month ended May 4, 2008 (as adjusted)1
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1
Cash flows from operating activities:
Net loss	$(3,334)	$(129,242)	$(33,808)	$(16,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,278	8,633	9,883	682
Amortization of intangible assets	4,978	28,270	30,277	2,425
In-process research and development	—	—	2,256	—
Provision for doubtful accounts (net of recovery)	(174)	1,124	562	—
Amortization of debt discount and debt issuance costs	1,976	2,562	2,564	154
Amortization of debt premium	(240)	—	—	—
Gain on extinguishment of convertible notes	(278)	—	—	—
Loss on auction rate securities	1,407	2,174	—	—
Gain on purchased put option	(1,811)	(1,732)	—	—
(Gain) Loss on strategic equity investments	(2,647)	290	481	17
Loss on disposal of property and equipment	—	—	17	—
Stock-based compensation	13,876	19,151	20,424	1,806
Tax benefits associated with exercise of stock options and debt issuance costs	—	—	53	—
Restructuring charges	340	2,505	—	—
Impairment of goodwill	—	60,089	—	—
Other non-cash items	40	(305)	28	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,746	3,063	(648)	6,174
Prepaid expenses and other assets	1,482	691	(1,561)	(693)
Accounts payable	1,008	(2,044)	(1,447)	(715)
Accrued expenses	1,275	(11,152)	(15,692)	(1,138)
Deferred revenue	(10,193)	9,899	(3,373)	1,764
Other long-term liabilities	(7,725)	605	3,198	317

Net cash flows provided by (used in) operating activities	16,004	(5,419)	13,214	(5,552)

Cash flows from investing activities:
Cash paid for business and asset acquisitions, net of cash acquired	(1,943)	(4,467)	(8,288)	(1,100)
Purchase of property and equipment	(1,885)	(1,147)	(7,208)	(617)
Purchase of available-for-sale investments	—	—	(49,593)	(5,000)
Proceeds from maturities and sale of available-for-sale investments	1,475	5,000	38,950	3,000
(Purchase) Sale of strategic investments	4,633	(1,801)	(1,275)	—
Restricted cash	1,465	—	4,850	—

Net cash flows provided by (used in) investing activities	3,745	(2,415)	(22,564)	(3,717)

The accompanying notes are an integral part of these consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Fiscal Year Ended			One month ended May 4, 2008 (as adjusted)1
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,243	3,789	21,377	2,368
Repayment of 2% 2010 Notes	(26,689)	—	—	—
Proceeds from 6% 2014 Notes	26,689	—	—	—
Issuance costs related to the 6% 2014 Notes	(1,852)	—	(4,995)	—
Issuance costs related to Term Debt	(823)	—	—	—
Retirement of restricted stock	(1,270)	(1,351)	—	(77)
Proceeds/(Repayments) from revolving note	(12,181)	12,181	—	—
Proceeds from term debt	15,000	12,550	—	—
Repayment of lease obligations	(2,564)	(1,972)	(2,367)	(360)
Repayment of convertible notes	—	(15,216)	(83)	—
Repayment of secured credit line	(1,291)	—	(3,000)	—
Restricted cash	7,500	(9,215)	—	—

Net cash provided by financing activities	4,762	766	10,932	1,931

Effect of foreign currency translation changes on cash and cash equivalents	119	327	50	(3)

Net change in cash and cash equivalents	24,630	(6,741)	1,632	(7,341)
Cash and cash equivalents, beginning of period	32,888	39,629	45,338	46,970

Cash and cash equivalents, end of period	$57,518	$32,888	$46,970	$39,629

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Purchase of equipment under capital leases	$463	$2,297	$2,875	$651

Purchase of software under installment payment agreement	$—	$909	$—	$—

Issuance of common stock in connection with acquisitions	$—	$908	$22,632	$—
Cash Paid for:
Interest	$2,673	$1,793	$990	$97

Income Taxes	$674	$1,942	$1,488	$184

1	May 3, 2009, April 6, 2008 and one month ended May 4, 2008 adjusted for adoption of ASC 470-20. See Note 1.

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

The Company’s 2009 fiscal year began on May 5, 2008 and ended on May 3, 2009, resulting in a one-month transition period that began on April 7, 2008 and ended on May 4, 2008. Information for the transition period was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2008, which was filed with the SEC on September 12, 2008.

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

While preparing the second quarter of fiscal 2009 tax provision, the Company determined the previously reported $6.9 million deferred tax assets should have been reported net with long-term tax liabilities. Management determined that this classification was not material to previously issued interim and annual financial statements as it was limited to a balance sheet reclassification and did not affect the statements of operations or cash flows. The Company has reported net long term tax liabilities in the consolidated balance sheet at April 6, 2008 in conformity with the presentation at May 3, 2009.

While preparing the final fiscal 2009 tax provision, the Company determined that the previously reported $1.5 million tax liability related to the initial sale of certain intellectual property rights to a foreign subsidiary which was included in long-term tax liabilities should have been reported as a deferred tax liability of the US parent corporation and included as a component of total deferred tax assets for which the Company has provided a full valuation allowance. Accordingly, this liability should not be recorded in the financial statements but is disclosed in Note 17, Income Taxes. In addition, the Company has determined that an additional tax reserve of $3.7 million related to certain withholding taxes in South Korea should have been recorded. A $0.2 million tax reserve related to certain withholding taxes in Italy, which was included in long-term tax liabilities, was recorded in error. An additional $0.2 million tax reserve related to certain withholding taxes in Taiwan should have been recorded during fiscal 2008.

The Company concluded the effect of these errors was not material to any previously issued interim or annual financial statements. The Company recorded these corrections in the fourth quarter of fiscal 2009, but to improve comparability between fiscal 2009 and fiscal 2008, the Company elected to reflect the corrections as if they were corrected at the beginning of fiscal 2008. The effect of the corrections in fiscal 2008 is a net increase in long term tax liabilities of $3.9 million, offset by a reduction of beginning accumulated deficit of $2.3 million and a $1.6 million increase in provision for income taxes. As a result, the Company’s net loss was increased by $1.6 million, or $0.04 per basic and diluted share, for fiscal 2008. In fiscal 2009, the impact of these corrections is an increase in the provision for income taxes of $0.8 million, or $0.02 per basic and diluted share.

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

The Company recognizes revenue in accordance with ASC 985-605, with respect to certain transactions. The Company recognizes revenue when all of the following criteria are met as set forth in ASC 985-605:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred,

•	The vendor’s fee is fixed or determinable, and

•	Collectability is probable.

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

The Company considers arrangements to have extended payment terms where less than 100% of the license and initial period PCS fee is due within one year from the order date. For bundled agreements, revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or ratably. For unbundled agreements, revenue from such arrangements is recognized as amounts become due and payable. Payments received from customers in advance of revenue being recognized are presented as deferred revenue on the consolidated balance sheets.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from unbundled licenses is recognized upon delivery using the residual method and revenue from PCS is recognized ratably over the PCS term. If an unbundled arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable. The Company recognizes revenue from bundled licenses ratably over the term of the license period, as the license and PCS portions of a bundled license are not sold separately. Revenue from bundled arrangements with extended payment terms is recognized as the lesser of amounts due and payable or ratable portion of the entire fee.

Certain of the Company’s time-based licenses include the rights to specified and unspecified additional products. Revenue from contracts with the rights to unspecified additional software products is recognized ratably over the contract term. The Company recognizes revenue from time-based licenses that include both unspecified additional software products and extended payment terms that are not considered to be fixed or determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. Revenue from licenses that include a right to specified upgrades is deferred until the upgrades are delivered because there is no VSOE for the specific upgrade.

The Company provides design methodology assistance and specialized services relating to generalized turnkey design services. The Company has VSOE of fair value for consulting and training services. Therefore, revenue from such services is recognized when such services are performed. The Company’s consulting services generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The Company’s services to its customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from consulting services as the services are performed.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission expense

The Company recognizes sales commission expense as it is earned by its employees based on the terms of the respective commission plan. According to the terms of the commission plan, commissions for orders recorded are paid by the Company to employees over a period of time, typically over two to six quarters, depending on the size of the respective orders.

Unbilled receivables

Unbilled receivables represent revenue that has been recognized in the financial statements in advance of contractual invoicing to the customer. The Company will invoice all of the unbilled receivables within one year. Unbilled receivables were approximately $2.9 million at each year end May 2, 2010 and May 3, 2009, and are included in accounts receivable on the consolidated balance sheets for each of these periods.

Research and development expenses

Research and development expenses are charged to expense as incurred.

Capitalized software

Costs incurred in connection with the development of software products are accounted for in accordance with ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no costs have been capitalized to date.

Software included in property and equipment includes amounts paid for purchased software and customization services for software used internally, which has been capitalized in accordance with ASC 350-40, Accounting for Costs of Computer Software for Internal Use.

Foreign currency

Generally, financial statements of foreign subsidiaries are measured using the local currency of the subsidiary as the functional currency. Accordingly, assets and liabilities of the subsidiaries are translated at current rates of exchange at the balance sheet date, and all revenue and expense items are translated using average exchange rates. At May 2, 2010 and May 3, 2009, cumulative foreign currency translation gains and loss are included in accumulated other comprehensive loss on the consolidated balance sheets.

Derivative Financial Instruments

The Company accounts for its foreign currency exchange contracts in accordance with ASC 815. ASC 815 provides that derivatives that are not designated as hedging instruments be adjusted to fair value through earnings in the period of change in their fair value. The Company’s foreign currency exchange contracts are valued using Level 2 inputs.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s forward contracts are not designated as accounting hedges under ASC 815 and, therefore, the unrealized gains and losses are recognized in other expense, net, in the accompanying consolidated statements of operations, with the unrealized gains and losses of these forward contracts being recorded as accrued liabilities or other current assets. The Company does not use forward contracts for trading purposes.

The Company’s forward contracts each have maturities of less than one year. Recognized gains or losses with respect to current hedging activities will ultimately depend on how accurately the Company is able to match the amount of currency forward exchange contracts with underlying currency exposures.

The notional fair value of outstanding forward exchange contracts was approximately $2.1 million and $5.5 million as of May 2, 2010 and May 3, 2009, respectively. The Company had realized losses of $0.6 million, $0.8 million, $2.3 million and a realized gain of $0.3 million on foreign currency forward exchange contracts for the years ended May 2, 2010, May 3, 2009 and April 6, 2008 and the month ended May 4, 2008, respectively. As of May 2, 2010 the Company recorded an unrealized loss of approximately $19,000 in other current liabilities and an unrealized gain of approximately $110,000 as of May 3, 2009.

Cash equivalents, short-term and long-term investments

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

The Company accounts for its investments in accordance with ASC 320-10. These investments are typically classified as trading, and the gains or losses are recorded in other income or expense on the statement of operations or available-for-sale, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on the consolidated balance sheets. As of May 2, 2010, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses recorded as other income or expense on our consolidated statements of operations.

The Company measures fair value in accordance with the provisions in ASC 820. ASC 820 defines fair value and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Short-term investments on the consolidated balance sheet as at May 2, 2010 consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS purchased put option. The ARS investments were classified as long-term investments on the consolidated balance sheet as at May 3, 2009. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provided it with Auction Rate Securities Rights (“Rights”) to sell the ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS could, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and be required to pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” secured line of credit to the Company up to 75% of the market value of the ARS as determined by UBS that expired on June 30, 2010. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities as of May 2, 2010.

On July 2, 2010, the Company exercised its put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS. (See Note 19, Subsequent Events)

As of May 2, 2010 there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption, which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of May 2, 2010, the Company engaged a third party valuation service to model Level 3 fair value using an income approach and two scenarios: one based on a 0.2 year term and no put option, and a second based on a 4.0 year term with a put option. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions.

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

The purchased put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated 4.0 years. As the Company plans to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option was determined based on (i) the ability to sell the securities thereby creating liquidity approximately 0.2 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.2 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the second quarter of fiscal 2009, including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, the total loss on the ARS, including the other than temporary loss of $0.3 million, was reported in the valuation gain (loss), net in the consolidated statement of operations, this loss was offset by gains related to the purchase put option of $0.7 million. For the year ended May 2, 2010, the Company recorded a realized gain on the ARS of $1.8 million, offset by losses related to the purchased put option of $1.4 million.

Restricted cash

The Company’s total restricted cash balance was $0.2 million and $9.2 million as of May 2, 2010 and May 3, 2009 respectively. The restricted cash as of May 3, 2009 consists of $7.5 million related to our revolving note (See Note 10, Revolving Note) and $1.5 million related to contingent payments related to acquisitions (See Note 6, Acquisitions)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments generally consist of government agencies, municipal obligations and money market funds with high-quality financial institutions. Accounts receivable are typically unsecured and are derived from license and service sales. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts.

At May 2, 2010 and May 3, 2009 one customer accounted for 10% and 21%, respectively, of accounts receivable. See Note 16, Segment Information, for disclosure on customers accounting for 10% or more of revenue for each of the fiscal years ended May 2, 2010, May 3, 2009 and April 6, 2008.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Magma’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, current market trends, and for larger accounts, the ability to pay outstanding balances. Magma continually reviews its allowances for collectability. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote.

Goodwill

In accordance with ASC 350-20, Magma conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Magma’s reporting unit may be less than its carrying amount. Magma’s goodwill impairment test consists of the two steps required by ASC 350-20. Magma performed a goodwill impairment test at December 31, 2008 and recorded an impairment of goodwill of $60.1 million in fiscal 2009. In fiscal 2010, Magma did not record any impairment of goodwill. See Note 7, Goodwill and Other Intangible Assets, below for additional information regarding Magma’s goodwill impairment analysis.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Magma uses operating leases in its operations. For leases that contain rent escalations or rent concessions, Magma records the total rent payable during the lease term on a straight-line basis over the term of the lease. Magma records the difference between the rents paid and the straight-line rent as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Advertising

Magma expenses the costs of advertising as incurred. Advertising expense was approximately $0.2 million in fiscal 2010, $0.3 million in fiscal 2009, $0.3 million in fiscal 2008, and is included in Marketing and Sales in the accompanying Consolidated Statements of Operations. The Company did not incur any advertising expense for the month ended May 4, 2008.

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

Property and equipment consisted of the following (in thousands):

	May 2, 2010	May 3, 2009
Property and equipment:
Computer equipment	$30,827	$32,896
Software	8,390	8,968
Furniture and fixtures	4,040	4,109
Leasehold improvements	5,701	5,502

Total Property and equipment	48,958	51,475

Accumulated depreciation and amortization	(42,979)	(41,032)

Net Property and equipment	$5,979	$10,443

Depreciation expense was $6.4 million, $8.6 million, $9.9 million and $0.7 million, respectively, for the years ended May 2, 2010, May 3, 2009, April 6, 2008 and the month ended May 4, 2008.

The cost of equipment acquired under capital leases included in property and equipment was $6.8 million, and $8.8 million respectively, as of May 2, 2010 and May 3, 2009. Accumulated amortization of the leased equipment was $4.7 million, and $4.9 million, respectively, as of May 2, 2010 and May 3, 2009. Amortization of assets reported under capital leases was included with depreciation expense.

Impairment of long-lived assets

In accordance with the provisions of ASC 360, the Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under ASC 360, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic investments

The Company invests in debt and equity of private companies as part of its business strategy. Magma applies the guidance in ASC 325-20, as amended, and ASC 323, Investments—Equity Method and Joint Ventures (“ASC 323”), to classify investments as cost method investments or equity method investments. The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts based on information provided by these investee companies. Assessing each investment’s carrying value requires significant judgment by management as this financial information may be more limited, may not be as timely and may be less accurate than information available from publicly traded companies. If the Company determines, based on the best available evidence, that the carrying value of an investment is impaired, the Company writes down the carrying value of an investment to its estimated fair value and records the related write-down as a loss in equity investment, which is included in other income (expense), net in its consolidated statements of operations. No impairments have been recorded on the Company’s strategic investments.

The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was (in thousands):

	May 2, 2010	May 3, 2009
Non-Marketable Securities—Application of Cost Method	$721	$721
Non-Marketable Securities—Application of Equity Method	622	2,607

Total	$1,343	$3,328

The carrying value of a cost method non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case the Company writes the investment down to its estimated fair value.

For equity method investments where the Company’s ownership interest is between 20% to 50%, or where the Company can exercise significant influence on the investee’s operating or financial decisions, the Company records its share of net equity income (loss) of the investee based on its proportionate ownership. During the first quarter of fiscal 2009 the Company made an additional investment in Zerosoft, Inc of $1.0 million, which increased its ownership in that company to 35%. The Company also invested $0.8 million in Helic, Inc. during the first quarter of fiscal 2009, bringing its ownership in Helic to 8%. In addition, one of the Company’s executives is a member of the board of directors of Helic, which permits the Company to exercise significant influence on Helic’s operating decisions.

During the fourth quarter of fiscal 2010, Synopsys, Inc. purchased 100% of the outstanding stock of Zerosoft, Inc., for $24.0 million in cash and future contingent cash payments. Magma held a 35% ownership interest in Zerosoft, Inc. at the time of the sale resulting in $4.7 million in cash at closing and $4.3 million in contingent proceeds. The contingent proceeds consist of a holdback amount equal to 10% of the initial consideration to be held in escrow and released for payment 15 months from the date of the agreement to secure the indemnification obligations of the sellers, and earnout consideration based upon the achievement of certain annual product performance improvement milestones for the three years subsequent to the sale agreement. The proceeds (net of expenses) received on sale of the investment was recorded in the Statement of Operations in Other Income.

The holdback amount and earnout consideration are gain contingencies each representing incremental income and will be recognized when all contingencies are resolved.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended May 2, 2010, the Company recorded a gain, net of its share of loss in the Company’s strategic investment of $2.7 million. The Company recorded its share of net loss incurred by the Company’s strategic investments as a net loss on equity investments of $0.3 million, $0.5 million and $0.1 million for fiscal years ended May 3, 2009, April 6, 2008 and the month ended May 4, 2008, respectively.

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

Treasury stock reissuance

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Company’s consolidated balance sheets. From time to time, treasury shares may be reissued as part of the Company’s stock-based compensation programs. When shares are reissued, the Company uses the weighted average cost method for determining cost. If the issuance price is higher than the cost, the excess of the issuance price over cost is credited to additional paid-in capital (“APIC”). If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings (accumulated deficit). During the years ended May 2, 2010 and May 3, 2009, the Company recorded $0, and $6,000, respectively, of such charges to accumulated deficit.

Stock-based compensation

Effective April 3, 2006, the Company accounts for stock-based employee compensation arrangements under ASC 718, which requires the fair value recognition of share-based payment arrangements, including stock options, restricted stock, restricted stock units and shares issued under the Employee Stock Purchase Plan (“ESPP”). Additionally, the Company elected to use the straight-line method to recognize its stock-based compensation expenses over the options and awards vesting periods. For options and awards granted prior to adoption of ASC 718, the Company continues to record stock-based compensation expenses under the accelerated attribution method.

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

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods because it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes the deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such an event may be recognized at that time. Prior to the adoption of ASC 718, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. ASC 718 requires the cash retained as a result of tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as cash from financing activities. The Company recorded no such excess tax benefits for the fiscal year ended May 2, 2010, May 3, 2009, April 6, 2008 and the month ended May 4, 2008.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and payable, accrued liabilities, convertible notes, auction rate securities and purchased put options. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments (See Note 3, Fair Value of Financial Instruments). The Company has estimated the fair value of its convertible subordinated notes and its ARS investment and the put option related to the ARS by using available market information and valuation methodology in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of May 2, 2010 and May 3, 2009 (in thousands):

	Carrying Value	Estimated Fair Value
May 2, 2010
Convertible senior notes due 2010	$23,250	$23,250
Convertible senior notes due 2014	$26,689	$47,405
Auction rate securities	$16,512	$16,512
Purchased put options	$325	$325

May 3, 2009
Convertible senior notes due 2010	$49,221	$31,212
Auction rate securities	$16,176	$16,176
Purchased put options	$1,732	$1,732

Information on the carrying value of the convertible notes is provided in Note 9, Convertible Notes. Information on the carrying value of the ARS and purchased put option is provided in Note 3, Fair Value of Financial Instruments.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss)

ASC 220, Comprehensive Income (“ASC 220”), requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity.

Components of accumulated other comprehensive losses as of May 2, 2010 and May 3, 2009 were as follows (in thousands):

	Year Ended
	May 2, 2010	May 3, 2009
Unrealized gain on available-for-sale investments	$—	$(2)
Foreign currency translation adjustments	(4,980)	(5,351)

Accumulated Other Comprehensive loss	$(4,980)	$(5,353)

Adoption of New Accounting Pronouncements

On May 4, 2009, the Company adopted ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20 requires retrospective application of its provisions. The Company has determined this new guidance affects the 2% Convertible Senior Notes due 2010 (the “2010 Notes”). Upon adoption of ASC 470-20, with the assistance of a third party valuation firm, the Company estimated the fair value of the 2010 Notes as of the date of issuance to be $43.1 million, assuming a 7.5% non-convertible borrowing rate. The non-convertible borrowing rate was determined utilizing debt yields of publicly traded debt of comparable companies. The difference between the fair value and the net proceeds of the 2010 Notes was $4.8 million. This amount was retrospectively recorded as additional debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the three-year period to the due date of the notes in 2010 resulting in an increase in non-cash interest expense in prior, current, and future periods.

As further described in Note 9, Convertible Notes, on September 11, 2009 the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million principal amount of newly issued 6% Convertible Senior Notes due 2014 (“2014 Notes”). The exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes. In conjunction with this exchange, the Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on extinguishment of the 2010 Notes, offset by the write-off of approximately $0.8 million and $0.1 million in debt discount and issuance costs, respectively, related to the 2010 Notes exchanged. As of May 2, 2010, the remaining balance of the debt discount and unamortized debt issuance costs related to the 2010 Notes were $44,000 and $8,000, respectively.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of the 2010 Notes are as follows (in thousands):

	Balance at
	May 2, 2010	May 3, 2009
	As Reported	As Reported	As Adjusted
Equity component of 2% Convertible Senior Notes net of issuance costs of $8 (additional paid-in capital)	$1,568	$—	$4,628

Principal amount of 2% Convertible Senior Notes	$23,250	$49,939	$49,939
Unamortized discount of 2% Convertible Senior Notes	(44)	(718)	(2,339)

Liability component of 2% Convertible Senior Notes	$23,206	$49,221	$47,600

The unamortized discount and issuance costs will be amortized through May 15, 2010. Interest and amortization expense of the 2010 Notes, net of the 2010 Note exchange and write-off of the debt discount and issuance costs, recognized in the consolidated statements of operations are as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Cash interest expense recognized (2% coupon)	$658	$989	$999	$83
Non-cash interest expense recognized
Amortization of discount	1,473	2,179	2,089	$139
Amortization of issuance costs	258	381	366	24

	$2,389	$3,549	$3,454	$246

Effective interest rate	7.3%	7.1%	6.9%	5.9%

The following table presents the effect of the retrospective application of ASC 470-20 made to the Company’s previously reported consolidated statements of operations for the fiscal year ended May 3, 2009, April 6, 2008 and the one month ended May 4, 2008 (in thousands):

	Year Ended May 3, 2009		Year Ended April 6, 2008		One Month Ended May 4, 2008
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Operating loss	$(124,198)	$(124,198)	$(24,732)	$(24,732)	$(15,804)	$(15,804)
Other income (expense):
Interest income	637	637	2,021	2,021	108	108
Interest and amortization of debt discount expense	(2,865)	(4,357)	(2,467)	(3,866)	(176)	(250)
Valuation gain (loss), net	(442)	(442)	—	—	—	—
Other income (expense), net	(118)	(118)	(591)	(591)	(24)	(24)

Other income (expense), net	(2,788)	(4,280)	(1,037)	(2,436)	(92)	(166)

Net loss before income taxes	(126,986)	(128,478)	(25,769)	(27,168)	(15,896)	(15,970)
Provision for income taxes	764	764	6,640	6,640	375	375

Net loss	$(127,750)	$(129,242)	$(32,409)	$(33,808)	$(16,271)	$(16,345)

Net loss per share basic and diluted	$(2.86)	$(2.89)	$(0.80)	$(0.83)	$(0.38)	$(0.38)

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

The following table presents the effect of the retrospective application of ASC 470-20 and related tax effects made to the Company’s previously reported consolidated statement of cash flows for the fiscal year ended May 3, 2009, April 6, 2008 and the one month ended May 4, 2008 (in thousands):

	Year Ended May 3, 2009		Year Ended April 6, 2008		One Month Ended May 4, 2008
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net Loss	$(127,750)	$(129,242)	$(32,409)	$(33,808)	$(16,271)	$(16,345)
Amortization of debt discount and debt issuance costs	$1,066	$2,562	$1,165	$2,564	$80	$154
Net cash flows provided/(used) in operating activities	$(5,419)	$(5,419)	$13,214	$13,214	$(5,552)	$(5,552)

As of May 2, 2010, the if-converted value of the 2010 Notes did not exceed their principal amount.

In February 2008, the FASB issued amendment to ASC 820, Fair Value Measurements and Disclosures, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, ASC 820 became effective for the Company on May 4, 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued an update, Measuring Liabilities at Fair Value, to ASC 820, Fair Value Measurements and Disclosures, to provide additional clarification in circumstances in which a quoted price in an active market for the identical liability is not available. In these circumstances, the Company is required to measure fair value using a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets. If neither of these is available, the Company will use another valuation technique that is consistent with the principles of ASC 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update also clarifies that when estimating the fair value of a liability, the Company is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, the update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update was effective for the Company beginning with the third quarter of fiscal 2010. The adoption of this update did not result in a change to the Company’s valuation technique or related inputs of its liabilities measured at fair value.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued an update, Improving Disclosures about Fair Value Measurements, to ASC 820, Fair Value Measurements and Disclosures, to provide additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which shall be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, the reporting entity is not required to provide the disclosures to previous periods presented for comparative purposes, but will be required to provide this comparative information for periods ending after initial adoption. The Company has adopted the additional disclosures requirements effective with this quarterly report. See Note 3, Fair Value of Financial Instruments.

In February, 2010, the FASB issued an update, Amendments to Certain Recognition and Disclosure Requirements, to ASC 855, Subsequent Events (“ASC 855”), to clarify (a) an SEC filer or (b) a conduit bond obligor for conduit debt securities that are traded in a public market, is required to evaluate subsequent events through the date that the financial statements are issued. However an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s disclosure requirements. The update is effective for interim and annual reporting periods beginning after February 24, 2010. Except for conduit debt obligors, the amendment is effective for interim or annual periods ending after June 15, 2010. The Company has adopted the disclosure requirements effective with this Form 10-K. (See Note 19, Subsequent Events)

Recently issued accounting pronouncements

In January 2009, the SEC issued Release No. 33-9002, Interactive Data to Improve Financial Reporting . The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its July 31, 2011 quarterly report on Form 10-Q. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In June 2009, the FASB issued an update to ASC 810, Consolidation (“ASC 810”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The modification clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This modification to ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This modification to ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on May 3, 2010. The Company expects this modification may have an impact on the Company’s financial position and results of operations in future periods, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the transactions the Company consummates in the future.

In October 2009, the FASB issued an amendment to ASC 605-25, Multiple Element Arrangements (“ASC 605-25”), which modifies how a company separates consideration in multiple-delivery arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment also clarifies the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendment also eliminates the residual method of allocating revenue and requires the use the relative selling price method. This amendment to ASC 605-25 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to ASC 985-605, which modifies the accounting model for revenue arrangements that include both tangible products and software elements. This amendment to ASC 985-605 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not sell products that include both tangible products and software elements, therefore this amendment will not impact the Company’s consolidated financial statements.

In April 2010, the FASB issued an amendment to ASC 605, Revenue Recognition, to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This amendment to ASC 605 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not provide research or development for others and does not recognize revenue using the milestone method, therefore this amendment will not impact the Company’s consolidated financial statements.

Note 2.    Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS (see Note 3 Fair Value of Financial Instruments). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. The election of fair value led to a $0.4 million loss for fiscal 2010, included in “Valuation gain (loss), net” with the purchased put option asset recorded in long-term investments pledged as collateral for the secured credit line.

Note 3.     Fair Value of Financial Instruments

The Company measures certain assets based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets measured at fair value on a recurring basis at May 2, 2010, were as follows (in thousands):

	Balance at May 2, 2010	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Short-term investments, pledged as collateral for secured credit line:
Auction rate securities	$16,512	$—	$16,512
Purchased put option	325	—	325

Total short-term investments, pledged	16,837	—	16,837

Total assets measured at fair value	$16,837	$—	$16,837

Accrued expenses:
Foreign currency forward contract	(19)	(19)	—

Total liabilities measured at fair value	$(19)	$(19)	$—

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during fiscal year ended May 2, 2010 (in thousands):

	Year Ended May 2, 2010	Year Ended May 3, 2009
Beginning balance	$17,908	$—
Net sales and settlements	(1,475)	—
Transfers in and/or (out) of Level 3	—	17,462
Gain/(Losses) on auction rate securities	1,811	(1,290)
Acquisition of purchased put option	—	1,076
Gain/(Losses) on put option	(1,407)	660

Ending balance	$16,837	$17,908

Cash, cash equivalents, and short-term and long-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
May 2, 2010
Cash and cash equivalents
Cash (U.S. and international)	$57,518	$—	$—	$57,518

Total cash and cash equivalents	57,518	—	—	57,518

Short-term investments:
Auction rate securities	16,875	—	(38)	16,837

Total cash and cash equivalents and short-term investments	$74,393	$—	$(38)	$74,355

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
May 3, 2009
Cash and cash equivalents
Cash (U.S. and international)	$32,888	$—	$—	$32,888

Total cash and cash equivalents	32,888	—	—	32,888

Long-term investments:
Auction rate securities	18,350	—	(442)	17,908

Total cash and cash equivalents and long-term investments	$51,238	$—	$(442)	$50,796

As of May 2, 2010, the stated maturities of the Company’s current investments classified as cash and cash equivalent and short-term investments are $74.4 million within one year.

The realized losses for the year ended May 2, 2010 were primarily associated with failed ARS as discussed above. Gross realized losses from the sales of marketable securities were immaterial for all periods presented.

The notional fair value of outstanding forward exchange contracts was approximately $2.1 million and $5.5 million as of May 2, 2010 and May 3, 2009, respectively. The Company had realized losses of $0.6 million, $0.8 million, $2.3 million, and a realized gain of $0.3 million on foreign currency forward exchange contracts for the years ended May 2, 2010, May 3, 2009, and April 6, 2008, and the month ended May 4, 2008, respectively. As of May 2, 2010, the Company recorded an unrealized loss of $19,000 in other current assets, and a $110,000 unrealized gain in other current assets as of May 3, 2009.

Short-term investments on the consolidated balance sheet as at May 2, 2010 consist of ARS that are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education and the UBS purchased put option. The ARS investments were classified as long-term investments on the consolidated balance sheet as at May 3, 2009. Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provided it with Auction Rate Securities Rights (“Rights”) to sell the ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Under the Rights agreement, UBS could, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice to the Company and be required to pay the Company par value for the ARS within one day of the sale transaction settlement. Additionally, UBS offered a “no net cost” secured line of credit to the Company of up to 75% of the market value of the ARS as determined by UBS that expired on June 30, 2010. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale have been transferred to trading securities.

On July 2, 2010, the Company exercised its put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS. (See Note 19, Subsequent Events)

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 2, 2010 there was insufficient observable market information available to determine the fair value of our ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on the investment bank’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption, which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As of November 2, 2008, the Company engaged a third party valuation service to model Level 3 fair value using an income approach. The Company reviewed the methodologies employed by the third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions (in thousands):

	Balance at May 2, 2010	Fair Value at May 2, 2010
		Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Trading Securities
Student Loans AAA rating
Market Value per UBS @75% liquidity	$11,283	$—	$11,283
Add: Value of the illiquid portion using 0.2 year term	5,554	—	5,554

Fair Value of Student Loans using 0.2 year term	$16,837	$—	$16,837

Student Loans AAA rating
Value of security before liquidity adjustment	$17,272	$—	$17,272
Less: Discount for lack of liquidity using the 4.0 year term	(760)	—	(760)

Total student loans AAA rating	16,512	—	16,512

Purchased Put Option
Value of put option prior to risk adjustment	326	—	326
Less: Adjustment of credit risk @0.15%	(1)	—	(1)

Total purchased put option	325	—	325

Fair Value of Student Loans using a 4.0 year term	$16,837	$—	$16,837

The pricing assumptions for the ARS included the coupon rate, the estimated time to liquidity, current market rates for publicly traded student loans of similar credit rating and an adjustment for lack of liquidity. The student loans are AAA rated and are secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and have maturities ranging from 2031 to 2047. The coupon rate was assumed to equal the stated maximum auction rate being received, which is determined based on the applicable 91-day U.S. Treasury rate plus 1.20% premium according to provisions outlined in each security’s agreement. The estimated time to liquidity was 4.0 years based on (i) expectations from industry brokers for liquidity in the market and (ii) the period over which UBS and other broker-dealers that had issued ARS have agreed to redeem certain ARS at par value.

The purchased put option gives the Company the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012, providing liquidity for the ARS sooner than the estimated

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.0 years. As the Company plans to exercise the purchased put option on or around June 30, 2010, the value of the purchased put option was determined based on (i) the ability to sell the securities thereby creating liquidity approximately 0.2 year before the ARS market is expected to become liquid and (ii) the avoidance of receiving below-market coupon rate while the security is illiquid and auctions are failing. The fair value of the purchased put option represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.2 year as the purchased put option allows for the acceleration of liquidity and the avoidance of a below-market coupon rate over the two year time period.

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, the Company recorded an other-than-temporary loss of $2.8 million in valuation gain (loss), net in the second quarter of fiscal 2009, including the transfer of accumulated temporary losses of $0.9 million from other comprehensive loss previously recorded as a component of stockholder equity. For fiscal 2009, total other-than-temporary impairment loss on auction rate securities of $0.3 million was reported in the valuation gain (loss), net in the consolidated statement of operations, this loss was offset by gains related to the purchase put option of $0.7 million. For the year ended May 2, 2010, the Company recorded a realized gain on the ARS of $1.8 million, offset by losses related to the purchased put option of $1.4 million.

Note 4.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock subject to repurchase, stock options and warrants using the treasury stock method and convertible subordinated notes using the if-converted method.

For each of the three years ended May 2, 2010, May 3, 2009 April 6, 2008, and the month ended May 4, 2008, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. Such shares included the following (in thousands, except per share data):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Shares of common stock issuable upon conversion of convertible notes	19,706	3,329	3,995	3,995
Shares of common stock issuable under stock option plans outstanding	9,064	9,152	12,217	12,249
Weighted average price of shares issuable under stock option plans	$6.51	$6.73	$10.69	$10.69

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Balance Sheet Components

Significant components of certain balance sheet items are as follows (in thousands):

	May 2, 2010	May 3, 2009
Accounts receivable, net:
Trade accounts receivable	$14,475	$23,946
Unbilled receivable	2,943	2,880

Gross accounts receivable	17,418	26,826

Allowance for doubtful accounts	(17)	(191)

Total accounts receivable	$17,401	$26,635

Accrued expenses:
Accrued sales commissions	$2,098	$1,548
Accrued bonuses	4,456	2,693
Other payroll and related accruals	4,168	5,244
Acquisition accrual	353	1,780
Accrued professional fees	475	—
Income taxes payable	277	(452)
Restructuring accrual	2,366	1,426
Other	2,154	3,114

Total accrued expenses	$16,347	$15,353

Note 6.    Acquisitions

The Company did not make any acquisitions or material asset purchases during the fiscal years ended May 3, 2009 or May 2, 2010.

On February 26, 2008, the Company acquired Sabio, a privately-held developer of analog design solutions for mixed-signal designers. Sabio’s software enables designers to create robust analog designs, efficiently port complex circuits to new process technologies in foundries, and explore system design trade-offs early in the design process. The total purchase price for the acquisition was $16.5 million, consisting of approximately 1,574,000 shares of the Company’s common stock valued at $16.2 million and transaction costs of $270,000. As part of the initial consideration, approximately 127,000 shares of the Company’s common stock valued at $1.3 million was associated with employee retention and is being earned and recorded as compensation expenses in accordance with such employees’ vesting schedules. In addition, the Company agreed to pay up to $7.5 million of contingent consideration in the form of cash or shares of Magma common stock, at the Company’s discretion, to the former Sabio stockholders upon achieving certain product integration and booking milestones.

Pursuant to the agreement to acquire Sabio, the Company held back cash consideration of $1.5 million and approximately 213,000 shares of Company common stock valued at $2.2 million to secure certain indemnification obligations of Sabio that may arise for a 15-month period from the date of acquisition. The Company classified the $1.5 million of cash as restricted cash. The Sabio indemnification period ended May 26, 2009, accordingly, the Company released the restricted cash.

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

	Year Ended						One Month Ended May 4, 2008
	May 2, 2010		May 3, 2009		April 6, 2008
	Cash	Common Stock Value	Cash	Common Stock Value	Cash	Common Stock Value	Cash	Common Stock Value
Goodwill:
Sabio Labs, Inc	$427	$—	$2,484	$—	$—	$—	$—	$—
ACAD Corporation	—	—	—	—	2,825	—	—	—
Other	—	—	—	—	25	—	—	—

Total Goodwill	$427	$—	$2,484	$—	$2,850	$—	$—	$—

Intangible assets:
Mojave	$—	$—	$920	$908	$2,199	$2,198	$—	$—
Other	347	—	102	—	3,003	—	500	—

Total intangible assets	$347	$—	$1,022	$908	$5,202	$2,198	$500	$—

Total earnout consideration	$774	$—	$3,506	$908	$8,052	$2,198	$500	$—

Note 7.    Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

	Weighted Average Life (months)	May 2, 2010				May 3, 2009
		Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Goodwill Impairment	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,093	$—	$—	$7,093	$66,755	$(60,089)	$—	$6,666

Other intangible assets:
Developed technology	43	$115,436		$(112,897)	$2,539	$115,436		$(110,794)	$4,642
Licensed technology	40	42,046		(39,291)	2,755	41,699		(37,291)	4,408
Customer relationship or base	70	5,575		(3,981)	1,594	5,575		(3,376)	2,199
Patents	57	13,015		(13,004)	11	13,015		(12,836)	179
Acquired customer contracts	33	1,390		(1,090)	300	1,390		(1,090)	300
Assembled workforce	45	1,252		(1,248)	4	1,252		(1,244)	8
No shop right	24	100		(100)	—	100		(100)	—
Non-competition agreements	36	600		(572)	28	600		(500)	100
Trademark	67	900		(644)	256	900		(566)	334

Total		$180,314	$—	$(172,827)	$7,487	$179,967	$—	$(167,797)	$12,170

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in gross carrying amount of goodwill and intangible assets is the result of payment of contingent consideration discussed in Note 6, Acquisitions.

In accordance with ASC 350-20 goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows for its reporting unit.

To determine the fair value, the Company uses a market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. If the fair value is greater than net book value, no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The Company uses the income method for the second step. The income method is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. The Company’s estimates of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. The Company’s business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information.

During fiscal 2010, the Company conducted its annual goodwill impairment test at December 31, 2009 using the market approach for the first step. At December 31, 2009, the Company determined that the fair value of its reporting unit is greater than the book value of the net assets of the reporting unit and therefore concluded there is no impairment of goodwill.

During fiscal 2009, the Company conducted its annual goodwill impairment test at December 31, 2008. The Company concluded that events had occurred and circumstances had changed during the third quarter of fiscal 2009 which showed the existence of impairment indicators, including a significant decline in the Company’s stock price and continued deterioration in the EDA software products market and the related impact on revenue forecasts of the Company. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. At December 31, 2008, using the step one market approach, the Company determined that the fair value of its reporting unit was less than the book value of the net assets of the reporting unit and accordingly, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. With the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in a reduction in fair value of goodwill and the Company therefore recognized an impairment charge of $60.1 million in fiscal 2009.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). The Company reviews its long-lived assets for impairment in accordance with ASC 360. For assets to be held and used, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on the Company’s review, no impairment is indicated.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of license revenue, while the remaining amortization is shown as a separate line item on the Company’s consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Amortization of intangible assets included in:
Cost of revenue—licenses	$2,746	$18,680	$18,078	$1,494
Cost of revenue—bundled licenses and services	1,098	6,596	4,156	397
Operating expenses	1,134	2,994	8,043	534

Total	$4,978	$28,270	$30,277	$2,425

As of May 2, 2010 the estimated future amortization expense of other intangible assets in the table above is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011	4,059
2012	1,998
2013	1,023
2014 and thereafter	407

Total expected future amortization	$7,487

Note 8.    Restructuring Charge

During fiscal 2008, the Company recorded a restructuring charge of $0.3 million for costs related to termination of 21 employees resulting from the Company’s realignment to current business objectives.

In fiscal 2009, the Company initiated an additional restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to align better its resources and improve operating efficiencies. The Company recorded pre-tax restructuring charges of $10.7 million and $2.7 million during fiscal 2009 and fiscal 2010, respectively, in connection with the FY 2009 Restructuring Plan. These costs relate to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring. The Company is in the process of evaluating the need for additional restructuring activities during fiscal 2011.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2011. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 3, 2009	$374	$9	$1,799	$2,182
Restructuring provision	3,104	—	(374)	2,730
Cash payments	(1,480)	—	(997)	(2,477)

Balance at May 2, 2010	$1,998	$9	$428	$2,435

Note 9.    Convertible Notes

The Company’s 2010 Notes mature on May 15, 2010 and bear interest at 2% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2007. As of May 2, 2010, after the note exchange described below, the principal balance outstanding on the 2010 Notes was approximately $23.2 million. This amount is included in current liabilities. The 2010 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $15.00 per share, for an aggregate of approximately 1.55 million shares. The 2010 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2014 Notes. The 2010 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. The Company has the option to redeem the 2010 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption. The 2010 Notes also contain a net share settlement provision that requires the Company to deliver to a holder upon conversion of the holder’s 2010 Notes cash equal to the lesser of $1,000 and the conversion value of the 2010 Notes, and in the event that the conversion value is in excess of $1,000 upon conversion of the 2010 Notes, cash or common stock at the Company’s election.

On May 15, 2010, the Company repaid the $23.2 million remaining outstanding balance of the 2010 Notes. (See Note 19, Subsequent Events)

As more fully described in Note 1, The Company and Summary of Significant Accounting Policies, Adoption of New Accounting Pronouncements, in May 2008, the FASB issued ASC 470-20, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The Company has determined this new guidance affects its 2010 Notes. Retrospective adoption requires the Company to adjust its accounting for the 2010 Notes in its Consolidated Financial Statements for all prior periods presented. As adjusted, the Company initially recorded the 2010 Notes at fair value of $43.1 million, net of the debt discount of $6.9 million. The debt discount is being amortized to interest expense over the term of the 2010 Notes. The $1.3 million of underwriting and legal fees related to the 2010 Notes offering was capitalized upon issuance and is being amortized over the term of the 2010 Notes using the effective interest method.

The shares issuable upon conversion of the 2010 Notes are included in “diluted shares outstanding” under the if-converted method of accounting for purposes of calculating diluted earnings per share unless they are determined to be anti-dilutive. For the fiscal years ended May 2, 2010, May 3, 2009, April 6, 2008 and one month ended May 4, 2008, the shares were excluded from the computation of diluted net earnings (loss) per share as their effect was anti-dilutive.

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

As of May 2, 2010, the remaining balance of the debt discount and unamortized debt issuance costs related to the remaining 2010 Notes were $44,000 and $8,000, respectively.

The Company’s 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of the Company. Except in limited specific circumstances related to a change in control that are excluded from ASC 470-20, holders will not receive a cash settlement. Therefore, the 2014 Notes are not subject to the provisions of ASC 470-20. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s Wells Fargo credit facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

Note 10.    Term Loan and Revolving Loans

Effective as of October 31, 2008, the Company entered into a secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009. The Credit Facility (i) provided for a single revolving line of credit note of up to $15 million which replaced the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bears an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility also required that the Company provide certain financial statements to Wells Fargo, restricted the Company’s ability to pay dividends or make other distributions on its stock and required that the Company maintain certain financial conditions. In connection with the Third Amendment to the Credit Facility the Company released a $7.5 million collateralized certificate of deposit classified as restricted cash as of May 3, 2009.

On March 19, 2010, the Company entered into a new credit facility with Wells Fargo Capital Finance, LLC (the “New Credit Facility”), which replaced our existing $15.0 million Credit Facility. The New Credit Facility

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million. The New Credit Facility expires March 19, 2014, and is secured by a first priority interest in all the Company’s assets. The term loan will be repaid in equal quarterly installments of $0.6 million, beginning October 31, 2010.

Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $30.0 million or 40% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited our borrowing availability.

The revolving and term loans bear interest at either a LIBOR Rate or a Base Rate, at managements election, in each case determined as follows and plus a margin of 4.50 percentage points: (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 1/2%, (ii) the three month LIBOR Rate plus 1 percentage point and (iii) the Wells Fargo prime rate. In addition, the Company is required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

The Company is required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of March 19, 2014.

The proceeds of the credit facility are intended to refinance some of the Company’s existing indebtedness, including repayment of the Credit Facility, a portion of the Company’s 2010 Notes, finance general corporate purposes, including permitted acquisitions and permitted investments, capital expenditures, working capital, letters of credit, and fees and expenses associated with the New Credit Facility. As of May 2, 2010, the Company had withdrawn $15.0 million of term debt, and used the proceeds to pay off the outstanding revolving note of $12.2 million under the Credit Facility, with the balance retained in cash to fund other corporate needs.

The New Credit Facility contains covenants that, among other things, limit the Company’s ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business. Events of Default under the Credit Agreement include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The credit facility restricts the Company’s ability to pay dividends or make other distributions on the Company’s stock and requires that the Company maintain certain financial conditions. The unused amount of the New Credit Facility as of May 2, 2010 is $13.3 million. As of May 2, 2010, the Company was in compliance with the covenants contained in the New Credit Facility.

Note 11.    Secured Line of Credit

In October 2008, the Company obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see Note 3, Fair Value of Financial Instruments). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. As of May 2, 2010, UBS determined the ARS market value to be $15.0 million. Prior to January 22, 2009 advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advances on this line of credit may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase trade or carry any securities or to repay debt incurred to purchase, trade or carry any securities.

There was $11.2 million outstanding on this line of credit at May 2, 2010, which is the maximum available for borrowing. On July 2, 2010 the Company exercised its put option and liquidated the ARS, the proceeds received were used to pay off the secured line of credit. (See Note 19 Subsequent Events)

Note 12.    Stockholders’ Equity

Stock Incentive Plans

2004 Employment Inducement Award Plan

The 2004 Employment Inducement Award Plan (“Inducement Plan”) was adopted by the Board of Directors on August 30, 2004. Under the Inducement Plan, the Company, with the approval of the Compensation Committee of the Board of Directors (the “Committee”), may grant non-qualified stock options to new hire employees who are not executive officers of the Company. These employees may also be awarded restricted common shares, stock appreciation rights (“SARs”) or stock unit awards (“Stock Units”). The Committee determines whether an award may be granted, the number of shares/options awarded, the date an award may be exercised, vesting and the exercise price. Each award must be subject to an agreement between each applicable employee and the Company. The term of the Inducement Plan continues until May 4, 2011 unless it is terminated earlier in accordance with its terms. The initial number of shares of common stock issuable under the Inducement Plan was 1,000,000 shares, subject to adjustment for certain changes in the Company’s capital structure. On January 24, 2006, the Inducement Plan was amended by the Committee to increase the maximum aggregate number of options, SARs, Stock Units and restricted shares that may be awarded under the Inducement Plan to 2,000,000 shares. As of May 2, 2010, there were options to purchase 82,172 shares outstanding under the Inducement Plan, and 1,455,342 shares were available for the grant of future options or other awards under the Inducement Plan.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (“2001 Plan”) was approved by the stockholders in August 2001. Under the 2001 Plan, the Company, with the approval of the Committee or its delegates, may grant incentive stock options or non-qualified stock options to purchase common stock to employees, directors, advisors, and consultants. They may also be awarded restricted common shares, SARs or Stock Units based on the value of the common stock. The initial number of shares of common stock issuable under the 2001 Plan was 2.0 million shares, subject to adjustment for certain changes in the Company’s capital structure. As of January 1 of each year, commencing

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with January 1, 2002, the aggregate number of options, restricted awards, SARs, and Stock Units that may be awarded under the 2001 Plan will automatically increase by a number equal to the lesser of 6% of the total number of fully diluted shares of common stock then outstanding, 6.0 million shares of common stock, or any lesser number as is determined by the Board of Directors. A committee of the Board of Directors determines the exercise price per share; however, the exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the option grant date, and the exercise price of a non-qualified stock option cannot be less than the par value of the common stock subject to such non-qualified stock options. As of May 2, 2010, there were options to purchase 8,615,315 shares outstanding under the 2001 Plan, and 5,625,026 shares were available for the grant of future options or other awards under the plan.

1997 and 1998 Stock Incentive Plans

In the fiscal year ended March 31, 1998, the Company adopted the 1997 Stock Incentive Plan (“1997 Plan”), and in the fiscal year ended March 31, 1999 the Company adopted the 1998 Stock Incentive Plan (“1998 Plan”) (collectively, “the Plans”). Under the Plans, the Company may grant options to purchase common stock to employees, directors, and consultants. Shares that are subject to options that in the future expire, terminate or are cancelled or as to which options have not been granted under these plans will not be available for future option grants or issuance. Options granted under the Plans were either incentive stock options or non-qualified stock options. The exercise price of incentive stock options and non-qualified stock options were no less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date (110% of fair market value in certain instances), as determined by the Board of Directors. Pursuant to the Plans, the Board of Directors also had the authority to set the term of the options (no longer than ten years from the date of grant, five years in certain instances). Under the terms of the Plans, the options become exercisable prior to vesting, and the Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period, which is generally four years. At May 2, 2010, there were no unvested shares subject to the Company’s repurchase rights.

As a result of the 2001 Plan becoming effective, no shares of the Company’s common stock are available for future issuance under the Plans. At May 2, 2010, there were no outstanding options under the 1997 Plan; options to purchase 366,212 shares were outstanding under the 1998 Plan.

2005 Key Contributor Long-Term Incentive Plan

The 2005 Key Contributor Long-Term Incentive Plan (“KC Incentive Plan”) was adopted by the Board of Directors on December 23, 2004. Awards under the KC Incentive Plan are granted in exchange for a participant’s contributions to Magma. Awards may include (i) cash payments, and/or (ii) shares of Magma’s restricted stock granted under the 2001 Plan, that vest while the participant remains employed by and in good standing with Magma. KC Incentive Plan participants may receive cash awards prior to such awards becoming fully vested and earned. These awards are considered recoverable advances and are to be repaid to Magma in the event that the participant’s employment with Magma is terminated prior to an award being earned. All executive officers, as well as certain other participants who receive a restricted stock award under the KC Incentive Plan, will have accelerated vesting of such award upon a change in control of Magma. Effective upon a change in control, 25% of a participant’s unvested shares of restricted stock granted under the KC Incentive Plan will immediately become vested shares. In addition, if the participant is, or is deemed to have been, involuntarily terminated within one year after Magma’s change in control, 50% of the remaining unvested shares of restricted stock will vest. If the award so states, participants that receive a cash or stock award under the KC Incentive Plan will not be eligible to receive equity grants under Magma’s 2001 Plan, or cash awards under any other Magma cash variable award plans, until such award is fully vested. As of May 2, 2010, no shares of restricted stock, net of forfeitures, remained unvested under the KC Incentive Plan.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (“Purchase Plan” or “ESPP”) was established in November 2001. Employees, including officers and employee directors but excluding 5% or greater stockholders, are eligible to participate if they are employed for more than 20 hours per week and five months in any calendar year. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on November 19, 2001, beginning in February, May, August, and November of each year. The Purchase Plan was amended in April 2008 to provide that future offering periods would commence on the first day of March, June, September and December of each year and that purchase dates under the new offering periods would be the last day of February, May, August and November. In February 2009, the Purchase Plan was amended and the maximum number of shares a participant could purchase during a single accumulation was decreased from 4,000 shares to 2,500 shares. The Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a three-month accumulation period without interest. After such accumulation period, shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. During the year ended May 2, 2010, May 3, 2009 and the one month ended May 4, 2008, a total of 2,355,171, and 2,009,043 and 304,900 shares were issued under the Purchase Plan with an average price of $0.95, $1.85 and $7.51 per share respectively.

As of May 2, 2010, a total of 1,629,922 shares of common stock remained available for issuance under the Purchase Plan. Starting with fiscal 2003, the number of shares reserved for issuance is increased on January 1 of each calendar year through fiscal 2011 by the lesser of 3,000,000 shares, 3% of the outstanding common stock on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board or the Compensation Committee of the Board.

Option Exchange Program

In November 2008, the Company filed a Tender Offer Statement on Schedule TO with the SEC relating to an offer by the Company to exchange (the “Exchange Offer”) certain options to purchase up to an aggregate of 6,223,830 shares of the Company’s Common Stock, whether vested or unvested, that were granted with an exercise price per share above $4.00. These eligible options could be exchanged for Restricted Stock Units (“RSUs”) upon the terms and subject to the conditions set forth in the Exchange Offer. The Company’s executive officers, members of the Company’s Board of Directors, and the Company’s consultants were not eligible to participate in the Exchange Offer.

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

Note 13.    Employee Benefit Plan

Effective April 1, 1997, the Company adopted a plan (the “401(k) Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan covers essentially all employees. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual eligible compensation, subject to limitations under IRS regulations. The Company is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. The Company has not made any contributions to the 401(k) Plan.

Note 14.    Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Cost of revenue	$1,569	$1,551	$1,680	$113
Research and development expense	4,598	7,405	8,050	764
Sales and marketing expense	3,964	5,280	5,235	545
General and administrative expense	3,745	4,915	5,459	384

Total stock-based compensation expense	$13,876	$19,151	$20,424	$1,806

The Company has adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units. The Company also has an Employee Stock Purchase Plan which enables employees to purchase shares of the Company’s common stock. Stock-based compensation expense recognized under ASC 718, in the consolidated statements of operations by type of award in fiscal years 2010, 2009, 2008 and the month ended May 4, 2008, was as follows (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Stock options	$2,725	$6,279	$10,549	$644
Restricted stock and restricted stock units	7,479	9,594	6,666	806
Employee stock purchase plan	3,672	3,278	3,209	356

Total stock-based compensation expense	$13,876	$19,151	$20,424	$1,806

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Employee Stock Purchase Plan

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and ESPP awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected future stock price volatility and expected terms of instruments. The Company established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. Expected future stock price volatility was developed based on the average of the Company’s historical weekly stock price volatility and average implied volatility. The risk-free interest rate for the period within the expected life of the option is based on the yield of United States Treasury notes at the time of grant. The expected dividend yield used in the calculation is zero as the Company has not historically paid dividends.

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Stock options:
Expected life (years)	3.23	3.56	4.16	4.10
Volatility	71 – 88%	46 – 81%	39 – 45%	45%
Risk-free interest rate	1.50 – 2.10%	1.20 – 3.56%	2.16 – 4.91%	2.79%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.30	$0.79	$4.86	3.62

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	71 – 88%	45 – 81%	39 – 45%	45%
Risk-free interest rate	0.29% – 0.54%	0.67 – 2.25%	2.13 – 4.91%	2.13% – 2.15%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$0.88	$2.07	$4.52	$4.45

As of May 2, 2010, there was approximately $4.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.03 years.

As of May 2, 2010, the Company had $2.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP, which will be recognized over the remaining weighted average vesting period of 1.13 years. Cash received from the purchase of shares under the ESPP was $2.2 million during fiscal 2010, $3.7 million during fiscal 2009 and $8.4 million during fiscal 2008 and $2.3 million during the month ended May 4, 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in stock options outstanding and exercisable under the Company’s stock incentive plans during the fiscal years ended May 2, 2010 and May 3, 2009 is as follows (in thousands, except year and per share amount):

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at May 4, 2008	12,249	$10.69	2.02	$523

Granted	4,645	$1.58
Exercised	(14)	$5.92
Forfeited	(2,505)	$9.82
Expired	(5,223)	$9.95

Options outstanding at May 3, 2009	9,152	$6.73	3.74	$2,910

Granted	1,228	$2.28
Exercised	(350)	$1.10
Forfeited	(561)	$2.15
Expired	(405)	$9.30

Options outstanding at May 2, 2010	9,064	$6.51	3.00	$9,798

Vested and expected to vest at May 2, 2010	8,404	$6.79	2.94	$8,569
Exercisable at May 2, 2010	6,107	$8.46	2.60	$4,147

The total intrinsic value of options exercised was $0.5 million, $17,000, $9.1 million and zero, during fiscal 2010, fiscal 2009 and fiscal 2008 and the month ended May 4, 2008, respectively. Cash received from stock option exercises was $0.4 million in fiscal 2010, $0.1 million during fiscal 2009 and $15.0 million during fiscal 2008 and $0.1 million during the month ended May 4, 2008.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units were granted to employees at par value under the Company’s stock incentive plans and KC Incentive Plan, or assumed in connection with an acquisition. In general, restricted stock and restricted stock unit awards vest over two to four years and are subject to the employees’ continuing service to the Company.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally one to four years.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in restricted stock outstanding during the fiscal years ended May 2, 2010 and May 3, 2009 is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at May 4, 2008	416	$12.02
Granted	—	$—
Vested	(279)	$12.19
Forfeited	(43)	$12.36

Shares nonvested at May 3, 2009	94	$11.33

Granted	—	$—
Vested	(69)	$11.89
Forfeited	(20)	$9.65

Shares nonvested at May 2, 2010	5	$10.28

As of May 2, 2010, the Company had $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.9 years.

A summary of the changes in restricted stock units outstanding during the fiscal years ended May 2, 2010 and May 3, 2009, is presented below (in thousands, except per share amount):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Shares nonvested at May 4, 2008	89	$13.35
Granted	3,775	$3.14
Vested	(1,266)	$3.81
Forfeited	(450)	$4.31

Shares nonvested at May 3, 2009	2,148	$2.92

Granted	2,633	$1.66
Vested	(2,733)	$2.31
Forfeited	(220)	$1.64

Shares nonvested at May 2, 2010	1,828	$2.17

As of May 2, 2010, there was $5.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.44 years.

The total fair value of restricted stock and restricted stock units that were vested was $5.6 million during fiscal 2010, $4.1 million during fiscal 2009, $7.9 million during fiscal 2008 and $1.1 million during the month ended May 4, 2008.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Commitments and Contingencies

Commitments

The Company leases its facilities under several non-cancelable operating leases expiring at various dates through December 2013. The Company also leases its computer equipment under several capital leases. Approximate future minimum lease payments under these operating leases at May 2, 2010 are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases	Sublease Income
2011	$3,990	$1,571	$441
2012	2,215	474	168
2013	366	168	—
2014	239	—	—

Total expected future commitments	$6,810	$2,213	$609

Rent expense for the years ended May 2, 2010, May 3, 2009, April 6, 2008 and the month ended May 4, 2008, was approximately $5.7 million, $8.0 million, $5.8 million and $0.7 million, respectively.

Contingencies

The Company is subject to certain legal proceedings described below and from time to time, it is also involved in other disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at this time, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes unless they are or are close to being settled. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the consolidated balance sheet as of May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against the Company, in re Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5 million it paid towards the settlement of the securities class action and derivative lawsuits from the Company or from another of the Company’s excess directors and officers liability insurers, National Union. The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the court of appeal reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of May 2, 2010.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of May 2, 2010.

In connection with certain of the Company’s recent business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of May 2, 2010.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of May 2, 2010. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 16.    Segment Information

The Company has adopted the provisions of ASC 280 Segment Reporting, (“ASC 280”), which requires the reporting of segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from North America, Europe, Japan and the Asia Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
North America*	$72,100	$86,576	$127,664	$2,266
Europe	12,927	17,893	26,539	555
Japan	14,637	24,975	35,150	1,156
Asia-Pacific (excluding Japan)	23,413	17,513	25,066	891

	$123,077	$146,957	$214,419	$4,868

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
North America*	59%	59%	60%	47%
Europe	10%	12%	12%	11%
Japan	12%	17%	16%	24%
Asia-Pacific (excluding Japan)	19%	12%	12%	18%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the fiscal years ended 2010, 2009, 2008 and the month ended May 4, 2008, the Company had no significant customers representing 10% or more of total revenue.

The Company has substantially all of its long-lived assets located in the United States.

Note 17.    Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Current:
Federal	$(280)	$(228)	$516	$—
State	14	(113)	57	12
Foreign	(6,602)	1,549	6,238	363

Total current	(6,868)	1,208	6,811	375

Deferred:
Foreign	126	(444)	(171)	—

Total income tax (benefit) expenses	$(6,742)	$764	$6,640	$375

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss before provision for income taxes consisted of (in thousands):

	Fiscal Year Ended			One month ended May 4, 2008 (as adjusted)1
	May 2, 2010	May 3, 2009 (as adjusted)1	April 6, 2008 (as adjusted)1
United States	$(20,270)	$(148,538)	$(24,545)	$(16,343)
International	10,194	20,060	(2,623)	373

Total net loss before provision for income taxes	$(10,076)	$(128,478)	$(27,168)	$(15,970)

1	Years ended May 3, 2009, April 6, 2008 and one month ended May 4, 2008 adjusted for adoption of ASC 470-20. See Footnote 1.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Fiscal Year Ended			One Month Ended May 4, 2008
	May 2, 2010	May 3, 2009	April 6, 2008
Federal tax benefit at statutory rate	$(3,527)	$(44,445)	$(9,019)	$(5,550)
Permanent differences	12,262	6,868	1,315	259
In process research and development	—	—	789	—
Goodwill and intangibles	—	25,157	516	—
State tax, net of federal benefit	(485)	(5,336)	57	(576)
Foreign tax withholding, not benefited for U.S. tax purposes	520	539	800	23
Foreign tax rate differential	(10,621)	(6,475)	6,186	210
Credits	(5,140)	3,259	(2,365)	(408)
Change in valuation allowance	429	21,292	8,361	6,517
Other	(180)	(95)	—	(100)

Total income tax expense	$(6,742)	$764	$6,640	$375

The Company has not provided for U.S. income taxes on undistributed earnings of a majority of its foreign subsidiaries because it intends to permanently re-invest these earnings outside the U. S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of May 2, 2010 and May 3, 2009 was approximately $9.9 million and $12.3 million, respectively.

In fiscal 2010, the Company received new information related to its unrecognized tax benefit related to withholding taxes in South Korea. This information was not available to the Company in previous financial reporting periods and was considered new information for purposes of assessing the Company’s uncertain tax positions as required by ASC 740-10. The Company considered this new information collectively with all other information available and concluded that it was more-likely-than-not the license revenue sourced in South Korea is not subject to withholding tax, and therefore, that the full amount of the tax position will ultimately be realized. Accordingly, a $7.8 million tax benefit related to South Korean withholding tax was recognized as a benefit from income taxes in the Consolidated Statements of Operations, and a corresponding decrease in the long term tax liabilities in the Consolidated Balance Sheets at May 2, 2010. The recognition of the tax benefit does not have any current period or future period cash impact.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	May 2, 2010	May 3, 2009
Deferred tax assets:
Capitalized costs	$1,544	$1,723
Accrued liabilities	5,692	9,849
Property and equipment	7,976	10,523
Accrued compensation related expenses	7,778	10,133
Net operating loss and credit carryforwards	61,374	52,472
Litigation settlement	2,364	2,598
Other	319	444

Gross deferred tax assets	87,047	87,742
Valuation allowance	(84,446)	(84,017)

Total deferred tax assets	2,601	3,725
Acquired intangible assets	(1,814)	(2,915)
Unrealized foreign exchange	(468)	(366)

Net deferred tax assets	$319	$444

At May 2, 2010, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $185.6 million and $67.6 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carry-forwards will begin to expire in 2019 and 2010, respectively. The Company also has research credit carry-forwards for federal and California tax purposes of approximately $18.5 million and $17.3 million, respectively, available to reduce future income subject to income taxes. The federal research credit carry-forwards will begin to expire in 2012 and the California research credits carry forward indefinitely.

The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended May 2, 2010 the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended May 2, 2010, and May 3, 2009 was an increase of $0.4 million, and $21.3 million, respectively.

The Company is currently under examination by certain foreign tax authorities. At the present time, it is difficult to predict the results of the tax examination and the timing of the final resolution. The Company’s management does not believe that the outcome of this examination would have a material impact to its financial statements. The Company’s larger jurisdictions provide a statute of limitations ranging from three to six years. In the U.S., the statute of limitations remains open for fiscal years 1999 and forward.

As of May 2, 2010, the Company had approximately $18.4 million of total gross unrecognized tax benefits, of which $1.6 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $15.2 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with ASC 740, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. In fiscal 2010, the Company recorded a reversal of $(0.8) million of such interest and penalty expense and as of May 2, 2010 the balance of such accrued interest and penalty was $0.3 million.

The following table shows the changes in the gross amount of unrecognized tax benefits as of May 2, 2010 (in thousands):

Balance as of May 3, 2009	$27,118
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	737
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(8,914)
Decrease in unrecognized tax benefits resulting from the lapse of statute of limitation	(537)

Balance as of May 2, 2010	$18,404

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitation during the next twelve months.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement. The lease was amended in February 2007. In March 2010 the lease was extended for an additional three years. The lease expires in Fiscal 2014. Under the lease amendment, the Company vacated most of the building and was not obligated to make rent payments on the vacated portion of the building effective January 31, 2007. In fiscal 2010, 2009, 2008 and the month ended May 4, 2008, the Company recorded $0.7 million, $0.9 million, $0.6 million and $0.2 million, respectively, of rent expense related to this lease and recognized $6.7 million, $8.1 million, $7.9 million and $0.2 million, respectively, in revenue from the sale of software licenses to this customer.

On February 23, 2010, the Company announced the appointment of Govind Kizhepat to the Board of Directors, to serve until the Company’s 2012 annual meeting of stockholders. He was also appointed to the Compensation and Nominating Committee of the Board of Directors. Mr. Kizhepat also serves as vice president of business development for a customer of Magma.

Note 19.    Subsequent Events

On May 15, 2010, the Company repaid the $23.2 million remaining outstanding balance of the 2010 Notes.

On July 2, 2010, the Company exercised its put option and liquidated the $16.8 million ARS and repaid the outstanding $11.2 million secured line of credit to UBS.

On July 12, 2010 the Company announced that it had repurchased $2.75 million of aggregate principal amount of its 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of Notes, in private transactions. These purchases were funded from the Company’s working capital. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may, from time to time, purchase additional 2014 Notes for cash in open market purchases and/or privately negotiated transactions, if attractive pricing can be identified. The Company will evaluate any such transactions in light of then-existing market conditions, taking into account its current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

MAGMA DESIGN AUTOMATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule II—Valuation and Qualifying Accounts

Years Ended May 2, 2010, May 3, 2009, April 6, 2008 and Month Ended May, 4, 2008

(in thousands, except per share data)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs, Net of Recoveries	Balance at End of Period
Year ended May 2, 2010
Allowance for doubtful accounts	$191	76	(250)	$17
Year ended May 3, 2009
Allowance for doubtful accounts	$376	1,124	(1,309)	$191
Year ended April 6, 2008
Allowance for doubtful accounts	$55	562	(241)	$376
Year ended April 1, 2007
Allowance for doubtful accounts	$115	88	(148)	$55
Period Ending May 4, 2008
Allowance for doubtful accounts	$376	—	—	$376

Selected Consolidated Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended May 2, 2010. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarter
	First	Second	Third	Fourth
FY 2010
Revenue	$28,841	$29,662	$30,965	$33,609
Gross profit	$24,004	$24,481	$25,763	$28,276
Net loss	$(4,312)	$4,344	$(2,638)	$(728)
Net loss per share—Basic(1)	$(0.09)	$0.09	$(0.05)	$(0.01)
Net loss per share—Diluted(1)	$(0.09)	$0.08	$(0.05)	$(0.01)

	Quarter
	First	Second	Third	Fourth
FY 2009
Revenue	$45,742	$36,458	$30,687	$34,070
Gross profit	$33,412	$24,106	$18,815	$22,296
Net loss	$(15,274)	$(26,276)	$(77,798)	$(9,894)
Net loss per share—Basic and diluted(1)	$(0.35)	$(0.60)	$(1.72)	$(0.21)

(1)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share in fiscal 2010 and 2009 does not equal the total computed for the year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item relating to our directors and our compliance with Section 16(a) of the Exchange Act will be presented under the captions “Magma’s Board of Directors—Director Independence,” “Magma’s Board of Directors—Board Committees and Charters,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC and mailed to our stockholders in connection with our 2010 Annual Meeting of Stockholders to be held on September 23, 2010 (“2010 Definitive Proxy Statement”). That information is incorporated into this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our 2010 Definitive Proxy Statement. That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Definitive Proxy Statement. That information is incorporated into this report by reference. Information relating to securities authorized for issuance under equity compensation plans will be presented under the caption “Securities Authorized for Issuance under Equity Compensation Plans” in our 2010 Definitive Proxy Statement. That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated by reference from the information contained under the captions “Magma’s Board of Directors—Director Independence” and “Certain Relationships and Related Transactions” in our 2010 Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained under the caption “Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees” and “Ratification of Independent Registered Public Accountants—Pre-Approval Policies and Procedures” contained in our 2010 Definitive Proxy Statement.

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

Dated: July 15, 2010

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

Name	Title	Date

/S/ RAJEEV MADHAVAN Rajeev Madhavan	Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2010

/S/ PETER S. TESHIMA Peter S. Teshima	Corporate Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 15, 2010

/S/ ROY E. JEWELL Roy E. Jewell	President, Chief Operating Officer and Director	July 15, 2010

/S/ KEVIN C. EICHLER Kevin C. Eichler	Director	July 15, 2010

/S/ SUSUMU KOHYAMA Susumu Kohyama	Director	July 15, 2010

/S/ THOMAS ROHRS Thomas Rohrs	Director	July 15, 2010

/S/ GOVIND KIZHEPAT Govind Kizhepat	Director	July 15, 2010

/S/ CHET SILVESTRI Chet Silvestri	Director	July 15, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1±	Agreement and Plan of Reorganization, dated February 23, 2004, by and among Magma Design Automation, Inc. Motorcar Acquisition Corp., Auto Acquisition Corp., Mojave, Inc. and Vivek Raghavan, as Representative	8-K	000-33213	2.1	May 14, 2004

2.2	Agreement and Plan of Merger Dated as of December 20, 2007 by and among Magma Design Automation, Inc., Sabio Labs, Inc., Sabio Acquisition Corp., Sabio Labs, LLC and David Colleran, as Representative	8-K	000-33213	2.1	February 27, 2008

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

4.1	Form of Common Stock Certificate	S-1/A	333-60838	4.1	November 15, 2001

4.2	Form of Indenture, dated March 5, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (including form of 2.00% Convertible Senior Note due May 15, 2010)	8-K	000-33213	10.3	March 5, 2007

4.3	Form of Registration Rights Agreement, dated March 5, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 5, 2007

4.4	Form of First Supplemental Indenture, dated March 15, 2007, by and between Magma Design Automation, Inc. and U.S. Bank National Association, as Trustee (form of note is the same as the form of 2.00% Convertible Senior Note due May 15, 2010 and included in Exhibit 4.2)	8-K	000-33213	10.3	March 16, 2007

4.5	Form of Registration Rights Agreement Amendment, dated March 15, 2007, by and between Magma Design Automation, Inc. and certain other parties thereto	8-K	000-33213	10.2	March 16, 2007

4.6	Indenture, dated as of September 11, 2009, between Magma Design Automation, Inc. and U.S. Bank National Association.	8-K	000-33213	4.1	September 15, 2009

10.1#	2001 Stock Incentive Plan, as amended	10-K	000-33213	10.1	June 16, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.2#	2001 Stock Incentive Plan—Form Notice of Grant of Stock Options for Executive Officers	10-Q	000-33213	10.2	November 14, 2005

10.3#	2001 Stock Incentive Plan—Form of Notice of Grant of Stock Options and Stock Option Agreement	10-K	000-33213	10.21	June 16, 2008

10.4#	2001 Stock Incentive Plan—Form of Notice of Grant of Award and Stock Unit Agreement	10-K	000-33213	10.22	June 16, 2008

10.5#	2001 Stock Incentive Plan—Form of Notice of Grant of Award and Restricted Share Agreement	10-K	000-33213	10.23	June 16, 2008

10.6#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (U.S. employees) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(A)	August 5, 2005

10.7#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for international employees other than those residing in China, Israel, India and the United Kingdom) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(B)	August 5, 2005

10.8#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in China, Israel and India) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a) (10)(C)	August 5, 2005

10.9#	2001 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (for employees residing in the United Kingdom) for replacement options in connection with the Registrant’s Offer to Exchange Outstanding Options to Purchase Common Stock, dated June 27, 2005 (as amended August 5, 2005)	SC TO-I/A	005-77999	99(a)	August 5, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.10#	2001 Stock Incentive Plan—Form of restricted stock unit agreement (for U.S. employees)	SC TO-I/A	005-77999	99(a) (1)(G)	November 20, 2008

10.11#	2001 Stock Incentive Plan—Form of restricted stock unit agreement (for non-U.S. employees)	SC TO-I/A	005-77999	99(a) (1)(H)	November 20, 2008

10.12#	2001 Stock Incentive Plan—Forms of stock option agreement (non-U.S. employees)	SC TO-I/A	005-77999	99(d) (10)	November 20, 2008

10.13#	2001 Employee Stock Purchase Plan, as amended	10-K	000-33213	10.3	June 16, 2008

10.14#	2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006

10.15#	2004 Employee Inducement Award Plan—Forms of stock option agreement	SC TO-I/A	005-77999	99(d) (12)	November 20, 2008

10.16#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001

10.17#	1998 Stock Incentive Plan—Form of stock option agreement	S-1/A	333-60838	10.10	August 14, 2001

10.18#	1998 Stock Incentive Plan—Form of Amendment to Stock Option Agreement	S-1/A	333-60838	10.11	August 14, 2001

10.19#	Moscape, Inc. 1997 Incentive Stock Plan	S-1	333-60838	10.6	May 14, 2001

10.20#	Stock Option Agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.8	August 14, 2001

10.21#	Stock Option agreement entered into between the Registrant and Rajeev Madhavan dated September 29, 2000	S-1/A	333-60838	10.9	August 14, 2001

10.22#	Stock Option Agreement entered into between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.13	August 14, 2001

10.23#	Form of Stock Option Agreement for agreements between the Registrant and Roy E. Jewell dated March 30, 2001	S-1/A	333-60838	10.14	August 14, 2001

10.24#	Summary of RSU Change in Control Vesting Provisions	8-K	000-33213	10.1	July 21, 2008

10.25#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors, effective as of May 5, 2008	10-K	000-33213	10.14	June 16, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.26#	Form of Indemnification Agreement (between the Registrant and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Timothy Ng, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, Peter S. Teshima, David H. Stanley and Govind Kizhepat)	10-Q	000-33213	10.5	March 12, 2009

10.27#	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between the Registrant and the following executive officers: Rajeev Madhavan, Roy E. Jewell, Bruce Eastman, and Peter S. Teshima)	10-Q	000-33213	10.3	March 12, 2009

10.28#	Form of Tier 2 Magma Design Automation Employment and Severance Agreement	10-Q	000-33213	10.4	March 12, 2009

10.29#	Separation Agreement and Mutual Release by and between the Registrant and David Stanley (with an effective date as of February 13, 2009)	10-Q	000-33213	10.6	March 12, 2009

10.30	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-Q	000-33213	10.2	November 14, 2003

10.31	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006, for the premises located at 1650 Technology Drive, San Jose, California	10-Q	0-33213	10.1	February 8, 2007

10.32	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006	10-Q	0-33213	10.2	February 8, 2007

10.33	Amendment Number One dated January 24, 2007 to Lease dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Semiconductor from 3Com)	10-K	000-33213	10.30	June 6, 2007

[10.34±	Settlement Agreement dated March 29, 2007 by and between Synopsys, Inc. and Registrant	10-K	000-33213	10.37	June 6, 2007]

10.35	Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of October 31, 2008)	10-Q/A	000-33213	10.7	April 23, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.36	First Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of March 11, 2009)	10-K	000-33213	10.36	July 20, 2009

10.37	Second Amendment to Revolving Line of Credit Note, Security Agreement - Specific Rights to Payment, and Credit Agreement by and between the Registrant and Wells Fargo Bank, National Association (with an effective date as of May 21, 2009)	8-K	000-33213	10.1	May 29, 2009

10.38	Third Amendment to Credit Agreement, effective as of October 1, 2009, by and between the Registrant and Wells Fargo Bank, N.A.	8-K	000-33213	10.1	October 16. 2009

10.39	Credit Agreement, effective as of March 19, 2010, by and between the Registrant and Wells Fargo Bank, N.A.					X

10.30	Separation Agreement and Mutual Release dated December 2, 2009, by and between the Registrant and Bruce Eastman.	10-Q	000-33213	10.1	March 11, 2010

21.1	List of Subsidiaries					X

23.1	Consent of Grant Thornton LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

#	Indicates management contract or compensatory plan or arrangement.
±	Portions of this agreement have been omitted pursuant to a request for confidential treatment.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Magma Design Automation, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings