Form 10-Q
period 2010-08-01
MAGMA DESIGN AUTOMATION INC
filed 2010-09-10
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

or

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

On September 7, 2010, 59,510,245 shares of the registrant’s Common Stock, $.0001 par value were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED AUGUST 1, 2010

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 1, 2010	May 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,060	$57,518
Restricted cash	250	250
Short-term investments	—	16,837
Accounts receivable, net	12,409	17,401
Prepaid expenses and other current assets	3,871	4,472

Total current assets	49,590	96,478
Property and equipment, net	6,055	5,979
Intangible assets, net	6,713	7,487
Goodwill	7,097	7,093
Other assets	5,098	5,086

Total assets	$74,553	$122,123

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$1,964	$2,220
Accrued expenses	12,535	16,347
Secured credit line	—	11,162
Current portion of term debt	2,250	1,688
Current portion of other long-term liabilities	1,656	1,901
Deferred revenue	21,560	25,528
Convertible notes, net of debt discount of $44 at May 2, 2010	—	23,206

Total current liabilities	39,965	82,052
Convertible notes, net of debt premium of ($1,327) and ($1,574) at August 1, 2010 and May 2, 2010, respectively	25,266	28,263
Long-term portion of term debt	12,750	13,312
Long-term tax liabilities	1,856	1,856
Other long-term liabilities	767	922

Total liabilities	80,604	126,405

Commitments and contingencies (Note 13)
Stockholders deficit:
Common stock	6	6
Additional paid-in capital	418,360	417,131
Accumulated deficit	(387,082)	(383,824)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,720)	(4,980)

Total stockholders deficit	(6,051)	(4,282)

Total liabilities and stockholders deficit	$74,553	$122,123

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 1, 2010	August 2, 2009
Revenue:
Licenses	$18,127	$13,779
Bundled licenses and services	7,778	7,577
Services	6,651	7,485

Total revenue	32,556	28,841

Cost of revenue:
Licenses	699	701
Bundled licenses and services	987	976
Services	3,056	3,160

Total cost of revenue	4,742	4,837

Gross profit	27,814	24,004

Operating expenses:
Research and development	12,259	11,197
Sales and marketing	10,567	9,770
General and administrative	4,690	4,383
Amortization of intangible assets	256	305
Restructuring charge	(14)	703

Total operating expenses	27,758	26,358

Operating income (loss)	56	(2,354)

Other income (expense):
Interest income	29	45
Interest and amortization of debt discount (premium)	(806)	(1,157)
Valuation gain, net	38	151
Loss on extinguishment of debt	(2,093)	—
Other (expense), net	(151)	(601)

Other, net	(2,983)	(1,562)

Net loss before income taxes	(2,927)	(3,916)
Provision for income taxes	(331)	(396)

Net loss	$(3,258)	$(4,312)

Net loss per share, basic and diluted	$(0.06)	$(0.09)

Shares used in per share calculation, basic and diluted	52,563	47,863

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 1, 2010	August 2, 2009
Cash flows from operating activities:
Net loss	$(3,258)	$(4,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,298	1,825
Amortization of intangible assets	1,081	1,415
Provision for doubtful accounts	148	79
Amortization of debt discount and debt issuance costs	354	637
Amortization of debt premium	(247)	—
Loss on extinguishment of convertible notes due 2014	2,093	—
Loss on auction rate securities	—	649
Gain on purchased put option	(38)	(800)
Loss on strategic equity investments	34	147
Stock-based compensation	2,984	3,181
Restructuring charges	(1,867)	339
Other non-cash items	53	(188)
Changes in operating assets and liabilities:
Accounts receivable	5,101	15,415
Prepaid expenses and other assets	504	(1,085)
Accounts payable	(256)	383
Accrued expenses	(2,539)	(4,738)
Deferred revenue	(4,002)	(7,052)
Other long-term liabilities	(56)	(200)

Net cash provided by operating activities	1,387	5,695

Cash flows from investing activities:
Cash paid for business acquisitions	(596)	(1,465)
Purchase of property and equipment	(490)	(65)
Proceeds from maturities and sale of investments	16,875	50
Purchase of strategic investments	(275)	(50)
Restricted cash	—	1,339

Net cash provided by (used in) investing activities	15,514	(191)

Cash flows from financing activities:
Repayment of lease obligations	(364)	(929)
Repayment of secured credit line	(11,162)	—
Repayment of convertible notes due 2010	(23,250)	—
Repurchase of convertible notes due 2014	(4,839)	—
Proceeds from issuance of common stock, net	793	518
Repurchase of common stock for retirement	(1,960)	—
Retirement of restricted stock	(578)	(316)
Proceeds from term debt	—	(935)

Net cash used in financing activities	(41,360)	(1,662)

Effect of foreign currency translation changes on cash and cash equivalents	1	82

Net change in cash and cash equivalents	(24,458)	3,924
Cash and cash equivalents, beginning of period	57,518	32,888

Cash and cash equivalents, end of period	$33,060	$36,812

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim period financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present a fair statement of results and financial position for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 1, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended May 2, 2010, as filed with the SEC on July 16, 2010. The accompanying unaudited condensed consolidated balance sheet at May 2, 2010 is derived from audited consolidated financial statements at that date.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of Magma include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Accounts denominated in foreign-currencies have been translated from their functional currency to the U.S. dollar.

Recently issued accounting pronouncements

In January 2009, the SEC issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The final rule requires companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the SEC to improve the ability of financial statement users to access and analyze financial data. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with its quarterly report on Form 10-Q for the quarter ended July 31, 2011. The Company is currently evaluating the impact of XBRL reporting on its financial reporting process.

In October 2009, the FASB issued an amendment to ASC 605-25, Multiple Element Arrangements (“ASC 605-25”), which modifies how a company separates consideration in multiple-delivery arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The amendment also clarifies the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendment also eliminates the residual method of allocating revenue and requires the use of the relative selling price method. This amendment to ASC 605-25 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not enter into non-software revenue transactions. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), which modifies the accounting model for revenue arrangements that include both tangible products and software elements. This amendment to ASC 985-605 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not sell products that include both tangible products and software elements, therefore this amendment will not impact the Company’s consolidated financial statements.

In April 2010, the FASB issued an amendment to ASC 605, Revenue Recognition (“ASC 605”), to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This amendment to ASC 605 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not provide research or development for others and does not recognize revenue using the milestone method, therefore this amendment will not impact the Company’s consolidated financial statements.

Note 2.    Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the Auction Rate Securities (“ARS”) settlement agreement signed with UBS Financial Services, Inc. (“UBS”) (see Note 3 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. Fair value accounting led to a gain of $38,000 on the exercise of the purchased put option for the three months ended August 1, 2010, which is included in “Valuation gain, net” in the Company’s condensed consolidated statement of operations.

Note 3.    Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:

Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
May 2, 2010
Auction rate securities	$16,512	$16,512
Purchased put options	$325	$325

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended August 1, 2010 (in thousands):

Three Months Ended August 1, 2010
Beginning balance	$16,837
Net sales and settlements	(16,875)
Gain on put option	38

Ending balance	$—

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cash, cash equivalents, and short-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Unrealized Losses	Estimated Fair Value
August 1, 2010
Cash and cash equivalents
Cash (U.S. and international)	$33,060	$—	$—	$33,060

May 2, 2010
Cash and cash equivalents
Cash (U.S. and international)	$57,518	$—	$—	$57,518

Total cash and cash equivalents	57,518	—	—	57,518

Short-term investments:
Auction rate securities	16,875	—	(38)	16,837

Total cash and cash equivalents and short-term investments	$74,393	$—	$(38)	$74,355

As of August 1, 2010, the stated maturities within one year of the Company’s current investments classified as cash and cash equivalents were $33.1 million.

The fair value of outstanding forward exchange contracts was approximately $2.3 million and $2.1 million as of August 1, 2010 and May 2, 2010, respectively. The Company had realized losses on foreign currency forward exchange contracts of $0.2 million in both the fiscal quarters ended August 1, 2010 and August 2, 2009, respectively. As of August 1, 2010, the Company recorded an unrealized gain of $63,000 in other current assets. As of May 2, 2010, the Company recorded an unrealized loss of $19,000 in other current liabilities.

Short-term investments as of May 2, 2010 on the condensed consolidated balance sheets consisted of (i) ARS that were AAA rated and secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. On July 2, 2010, the Company exercised its put option and liquidated the $16.8 million ARS and used part of the proceeds to repay its outstanding $11.2 million secured line of credit to UBS.

Historically, liquidity for investors in ARS was provided via an auction process that reset the applicable interest rate generally every 28 days, allowing investors to either roll over their investments or sell them at par. Beginning in the fourth quarter of fiscal 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities were not currently liquid.

In October 2008, the Company entered into an agreement with UBS which provided the Company with Auction Rate Securities Rights (“Rights”) to sell the ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights, consisting of a nontransferable purchased put option, constituted a separate freestanding instrument accounted for separately from the ARS. The purchased put option was initially recorded at fair value (see Note 2 “Fair Value Option”). Additionally, UBS offered a “no net cost” loan to the Company of up to 75% of the market value of the ARS as determined by UBS until June 30, 2010 (see Note 11 “Secured Credit Line”), and the Company agreed to release UBS from certain potential claims related to the collateralized ARS in certain specified circumstances. Due to the Company entering into this agreement with UBS and enabling UBS to sell the ARS at any time, the ARS previously reported as available-for-sale were transferred to trading securities and were classified as short-term investments pledged as collateral for the secured credit line as of May 2, 2010.

As of May 2, 2010 there was insufficient observable market information available to determine the fair value of the ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on UBS’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption, which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

Upon the exercise of the purchased put option on July 2, 2010, the Company recorded a gain of $38,000 for the three months ended August 1, 2010. This gain is reported in “Valuation gain, net” in the condensed consolidated statement of operations. For the three months ended August 2, 2009 the Company recorded a gain of $0.8 million for the ARS. This gain was offset by losses related to the purchased put option of $0.6 million.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4.    Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. Basic net loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and redeemable convertible subordinated notes.

For the three months ended August 1, 2010 and August 2, 2009, all potential common shares outstanding during the period were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. Such shares included the following (in thousands, except per share data):

	Three Months Ended
	August 1, 2010	August 2, 2009
Shares of common stock issuable upon conversion of convertible notes	16,377	3,329
Shares of common stock issuable under stock option plans outstanding	9,211	9,012
Weighted average price of shares issuable under stock option plans	$6.48	$6.74

Note 5.    Balance Sheet Components

Significant components of certain balance sheet items were as follows (in thousands):

	August 1, 2010	May 2, 2010
Accounts receivable, net:
Trade accounts receivable	$8,206	$14,475
Unbilled receivable	4,367	2,943

Gross accounts receivable	12,573	17,418

Allowance for doubtful accounts	(164)	(17)

Total accounts receivable, net	$12,409	$17,401

Accrued expenses:
Accrued sales commissions	$1,196	$2,098
Accrued bonuses	81	4,456
Other payroll and related accruals	5,996	4,168
Acquisition accrual	69	353
Accrued professional fees	382	475
Income taxes payable	578	277
Restructuring accrual	466	2,366
Other	3,767	2,154

Total accrued expenses	$12,535	$16,347

Note 6.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of (in thousands):

	August 1, 2010	May 2, 2010
Foreign currency translation adjustments	$(4,720)	$(4,980)

Accumulated Other Comprehensive loss	$(4,720)	$(4,980)

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 7.    Acquisitions

The Company did not make any material acquisitions during the three months ended August 1, 2010.

Acquisition-related earnouts and purchase of licensed technology

For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent consideration to former stockholders of the acquired companies based on the acquired businesses’ achievement of certain technology or financial milestones. The following table summarizes the amounts of goodwill and intangible assets recorded by the Company for contingent consideration paid or payable to former stockholders of the acquired companies and purchase of licensed technology (in thousands):

	Three Months Ended
	August 1, 2010	August 2, 2009
Goodwill:
Sabio Labs, Inc	$4	$6

Total goodwill	4	6

Intangible assets:
Licensed Technology	308	17

Total intangible assets	308	17

Total earnout consideration	$312	$23

Note 8.    Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

	Weighted Average Life (months)	August 1, 2010			May 2, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,097	$—	$7,097	$7,093	$—	$7,093

Other intangible assets:
Developed technology	43	$115,436	$(113,280)	$2,156	$115,436	$(112,897)	$2,539
Licensed technology	40	42,354	(39,820)	2,534	42,046	(39,291)	2,755
Customer relationship or base	70	5,575	(4,112)	1,463	5,575	(3,981)	1,594
Patents	57	13,015	(13,015)	—	13,015	(13,004)	11
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252	(1,249)	3	1,252	(1,248)	4
No shop right	24	100	(100)	—	100	(100)	—
Non-competition agreements	36	600	(581)	19	600	(572)	28
Trademark	67	900	(662)	238	900	(644)	256

Total		$180,622	$(173,909)	$6,713	$180,314	$(172,827)	$7,487

During the three months ended August 1, 2010, the Company increased its goodwill by $4,000, reflecting purchase price adjustments related to acquired businesses.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended
	August 1, 2010	August 2, 2009
Amortization of intangible assets included in:
Cost of revenue-licenses	$616	$775
Cost of revenue-bundled licenses and services	209	335
Operating expenses	256	305

Total	$1,081	$1,415

As of August 1, 2010, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining nine months)	$3,065
2012	2,101
2013	1,123
2014	283
2015 and thereafter	141

$6,713

Note 9.    Convertible Notes, Current and Long-Term

The Company’s 2% Convertible Senior Notes due 2010 (the “2010 Notes”) matured on May 15, 2010. These notes bore interest at 2% per annum, with interest payable on May 15 and November 15 of each year since 2007. On May 15, 2010, the Company paid the remaining principal balance and the outstanding interest on the 2010 Notes of approximately $23.2 million.

On September 11, 2009, the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million principal amount of newly issued 6% Convertible Senior Notes due 2014 (the “2014 Notes”). Because the terms of the 2014 notes were substantially different from the 2010 Notes, the exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes.

In accordance with ASC 470-20, the fair value of the 2014 Notes when issued was allocated between the fair market value of the 2010 Notes extinguished and the reacquisition of the equity component originally recognized upon issuance of the 2010 Notes. The Company initially recorded the 2014 Notes at fair value of $28.5 million, including a debt premium of $1.8 million. The debt premium is being amortized to interest expense over the term of the 2014 Notes. $1.9 million of underwriting and legal fees related to the 2014 Notes offering was capitalized upon issuance and is being amortized over the term of the 2014 Notes using the effective interest method. $3.0 million was recorded for the reacquisition of the equity component related to the 2010 Notes as a reduction to additional paid-in-capital.

The Company recognized a net gain of $0.3 million on the extinguishment of the 2010 Notes. The net gain is comprised of a $1.2 million gain on the difference between the fair market value of the 2014 Notes and the $26.7 million principal amount of the 2010 Notes that was extinguished, which is offset by the reacquisition of the equity component and the write-off of approximately $0.8 million and $0.1 million in debt discount and issuance costs, respectively, related to the 2010 Notes exchanged.

The 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of common stock of the Company. Except in limited specific circumstances related to a change in control, holders will not receive a cash settlement, therefore, the Company is not required to separately account for the liability and equity components on the 2014 Notes. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s credit facility with Wells Fargo Capital Finance, LLC. The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended August 1, 2010 the Company repurchased an aggregate principal amount of $2.75 million of the 2014 Notes for $4.8 million in cash. A loss on extinguishment of the 2014 Notes of $2.1 million is accounted for in the condensed consolidated statement of operations as “Loss on extinguishment of debt”. The unamortized amount of issuance costs related to the repurchased 2014 Notes of $0.2 million and the related debt premium of $0.2 million was written off. Subsequent to August 1, 2010, the Company engaged in separately negotiated transactions with certain holders of its 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $10.7 million of the 2014 Notes into 5,955,000 shares of the Company’s common stock. See Note 19, “Subsequent Events”.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of August 1, 2010 and May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
August 1, 2010
Convertible senior notes due 2014	$23,939	$46,036
May 2, 2010
Convertible senior notes due 2010	$23,250	$23,250
Convertible senior notes due 2010	$26,689	$47,405

Note 10.    Term Loan and Revolving Loans

On March 19, 2010, the Company entered into a new credit facility with Wells Fargo Capital Finance, LLC (the “New Credit Facility”), which replaced the Company’s $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million. The New Credit Facility expires March 19, 2014, and is secured by a first priority interest in all the Company’s assets. The term loan will be repaid in equal quarterly installments of $0.6 million, beginning October 31, 2010.

Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $30.0 million or 40% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited the Company’s borrowing availability.

The revolving and term loans bear interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 4.50 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, the Company is required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

The Company is required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of March 19, 2014.

The New Credit Facility contains covenants that, among other things, limit the Company’s ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of the Company’s business. Events of Default under the New Credit Facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The New Credit Facility restricts the Company’s ability to pay dividends or make other distributions on the Company’s stock and requires that the Company maintain certain financial conditions. As of August 1, 2010, the Company had borrowed $15.0 million of term debt. The unused amount of the New Credit Facility as of August 1, 2010 is $13.3 million. As of August 1, 2010, the Company was in compliance with the covenants contained in the New Credit Facility.

The Company entered into the Credit Facility on October 31, 2008. As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provided for a single revolving line of credit note of up to $15.0 million which replaced the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bore an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility also required that the Company provide certain financial statements to Wells Fargo, restricted the Company’s ability to pay dividends or make other distributions on its stock and required that the Company maintain certain financial conditions. As described above, the Credit Facility was terminated and replaced with the New Credit Facility in March 2010.

Note 11.    Secured Credit Line

In October 2008, the Company obtained a secured line of credit with UBS in conjunction with the settlement agreement it entered into with UBS with respect to the Company’s ARS. On July 2, 2010, the Company exercised its ARS put option and liquidated the $16.8 million of ARS and used part of the proceeds to repay the $11.2 million secured line of credit (see Note 3, “Fair Value of Financial Instruments”).

As amended January 22, 2009, the secured line of credit was a 100% Loan-to-Par Value No Net Cost loan program. Under this program the interest rate was based on the lesser of either the weighted average ARS coupon rate or the published UBS Bank rate. This new rate applied to existing outstanding balances and new advances. The initial line of credit obtained in October 2008 was due on demand and allowed for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. Prior to January 22, 2009, advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS were automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS would be automatically transferred to UBS as payments. If these payments were insufficient to pay all accrued interest by the monthly due date, then UBS would either require the Company to make additional interest payments or, at UBS’s discretion and capitalize unpaid interest as an additional advance. UBS’ intent was to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral.

Note 12.    Restructuring charges

In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to better align its resources and improve operating efficiencies. The Company recorded pre-tax restructuring charges of $0.7 million in the three months ended August 2, 2009. These costs related to severance, expatriate relocation, facilities, consolidation and termination, and other costs related to the restructuring. During the three months ended August 1, 2010, the Company did not initiate any additional restructuring activities, and adjustments were made to the previously estimated restructuring expense.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2011. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 2, 2010	$1,998	$9	$428	$2,435
Restructuring provision	(3)	(9)	(2)	(14)
Cash payments	(1,757)	—	(110)	(1,867)

Balance at August 1, 2010	$238	$(0)	$316	$554

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13.    Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, as of August 1, 2010, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of August 1, 2010 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against the Company, in re Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5.0 million it paid towards the settlement of the securities class action and derivative lawsuits from the Company or from another of the Company’s excess directors and officers liability insurers, National Union. The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the court of appeal reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations do not have a specific term. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of August 1, 2010.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of August 1, 2010.

In connection with certain of the Company’s business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 1, 2010.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of August 1, 2010. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14.    Retirement of Common Stock

In July, 2010 the Company used approximately $2.0 million to repurchase approximately 638,375 shares of its common stock in the open market. The repurchase prices ranged from $2.82 to $3.37 per share. The repurchased shares were retired immediately subsequent to the purchase.

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	August 1, 2010	August 2, 2009
Cost of revenue	$271	$300
Research and development expense	1,235	1,133
Sales and marketing expense	725	935
General and administrative expense	753	813

Total stock-based compensation expense	$2,984	$3,181

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

	Three Months Ended
	August 1, 2010	August 2, 2009
Stock options	$665	$731
Restricted stock and restricted stock units	1,264	1,599
Employee stock purchase plan	1,055	851

Total stock-based compensation expense	$2,984	$3,181

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The assumptions used in the Black-Scholes model and the weighted average grant date fair value per share were as follows:

	Three Months Ended
	August 1, 2010	August 2, 2009
Stock options:
Expected life (years)	3.97	3.94
Volatility	71%	85%
Risk-free interest rate	1.20% – 1.53%	1.50% – 2.10%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.70	$0.92

ESPP awards:
Expected life (years)	1.13	1.13
Volatility	71%	85%
Risk-free interest rate	0.43%	0.54%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$1.38	$0.74

As of August 1, 2010, there was approximately $3.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.13 years.

As of August 1, 2010, the Company had $2.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $0.7 million and $0.5 million for the three months ended August 1, 2010 and August 2, 2009, respectively.

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

As of August 1, 2010, the Company had $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.8 years.

As of August 1, 2010, there was $6.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.93 years.

Note 16.    Income Taxes

The provision for income taxes was $0.3 million and $0.4 million for the three months ended August 1, 2010, and August 2, 2009, respectively.

For the three months ended August 1, 2010, the Company had approximately $18.4 million of total gross unrecognized tax benefits, of which $1.6 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $15.2 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s fiscal 2011 effective tax rate differs from the combined federal and state statutory rate primarily due to changes in its U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.

Note 17.    Segment Information

The Company reports segment information using the “management approach.” Under this approach, operating segments are identified in substantially the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for purposes of evaluating performance and allocating resources. Based on this approach, the Company has one reportable segment as the CODM reviews financial information on a basis consistent with that presented in the consolidated financial statements.

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended
	August 1, 2010	August 2, 2009
North America*	$17,917	$14,999
Europe	1,983	7,640
Japan	5,819	2,569
Asia-Pacific (excluding Japan)	6,837	3,633

	$32,556	$28,841

	August 1, 2010	August 2, 2009
North America*	55%	52%
Europe	6%	26%
Japan	18%	9%
Asia-Pacific (excluding Japan)	21%	13%

	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three months ended August 1, 2010 and August 2, 2009, the Company had one customer that represents 10% or more of total revenue.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement. The lease was amended in February 2007. In March 2010 the lease was extended for an additional three years. The lease expires in fiscal 2014. During the three months ended August 1, 2010 and August 2, 2009, the Company recorded $0.2 million of rent expense each quarter related to this lease and recognized $1.7 million from the sale of software licenses to this customer for each of the three months ended August 1, 2010 and August 2, 2009.

In July 2010, the Company announced the appointment of a new member to the Board of Directors, to serve until the Company’s 2012 annual meeting of stockholders. He was also appointed to the Audit Committee of the Board of Directors. He also serves as a director and Chairman of the Board, and Chairman of both the Audit Committee and the Corporate Governance and Nominating committee, for a customer of Magma. During the three months ended August 1, 2010, transactions with this customer were insignificant.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 19.    Subsequent Events

Subsequent to the end of the quarter, in August, 2010, the Company engaged in separately negotiated transactions with certain note holders of its 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $10.7 million of their 2014 Notes into 5,955,000 shares of common stock. The Company incurred an inducement fee of $1.2 million on conversion, which included accrued interest from May 15, 2010 to the conversion date. The aggregate principal amount of the converted notes represented approximately 45% of the aggregate principal amount of the 2014 Notes outstanding at August 1, 2010. Subsequent to the conversion, $13.2 million principal balance of the 2014 Notes remain outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to:

•	our expectations about future revenue, operating expenses and results of operations

•	our expectation that our sales cycle will lengthen

•	our belief that we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months

•	our belief that our acquisitions will enable us to compete successfully in the electronic design automation industry and our expectation that we will be able to make acquisitions in the future

•	our expectation that we will be able to continue to use earnout arrangements to consummate our acquisitions and our belief that these arrangements will not complicate integration efforts

•	our expected costs to develop in-process research and development from an acquired company into commercially viable products

•	our expectations regarding legal proceedings, exposure to indemnification obligations and adequacy of insurance coverage

•	our stock price volatility

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. These statements involve certain known and unknown risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed under the heading “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect actual results or future events or circumstances.

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

As an EDA software provider, we generate substantially all of our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development (“R&D”) budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new chip designs.

The semiconductor industry is highly volatile and cost-sensitive. Our customers focus on controlling costs and reducing risk, lowering R&D expenditures, decreasing design starts, purchasing from fewer suppliers, and requiring more favorable pricing and payment terms from suppliers. In addition, intense competition among suppliers of EDA products has resulted in pricing pressure on EDA products.

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

During the first quarter of fiscal 2011, we recognized revenue of $32.6 million, an increase of 13% from the first quarter of fiscal 2010. License revenue for the first quarter ended August 1, 2010 accounted for approximately 75% of total revenue, compared to 75% in the preceding quarter and 70% in the first quarter of the prior fiscal year.

Global Markets

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through fiscal 2010 and the first three months of fiscal 2011. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally.

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements. For that reason and due to the estimation processes involved in each, we consider these to be our critical accounting policies.

Revenue recognition

We recognize revenue in accordance with ASC 985-605, Software – Revenue Recognition, which generally requires revenue earned on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is immediately recognized as revenue for the elements delivered.

Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature) we must evaluate whether our fee is “fixed or determinable” and assess whether “collectability is probable.” These judgments are discussed below.

The fee is fixed or determinable. With respect to each arrangement, we must make a judgment as to whether the arrangement fee is fixed or determinable. If the fee is fixed or determinable, then revenue is recognized upon delivery of the software (assuming other revenue recognition criteria are met). If the fee is not fixed or determinable, then the revenue is recognized when customer installments are due and payable.

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

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.

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

As of August 1, 2010, two of our customers each accounted for more than 10% of total receivables. Neither customer is included in our allowance as of August 1, 2010.

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

We recorded a gain of $38,000 for the three months ended August 1, 2010, which is reported in “Valuation gain, net” in the condensed consolidated statement of operations. For the three months ended August 2, 2009, we recorded a gain of $0.8 million for the ARS. This gain was offset by losses related to the purchased put option of $0.6 million.

Cash equivalent and short-term investments

We account for our investments in accordance with ASC 320-10, Investments in Debt and Equity Securities (“ASC 320-10”). These investments are typically classified as available-for-sale, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses considered to be temporary in nature reported as a component of other comprehensive income (loss) within the stockholders’ equity on our consolidated balance sheets. As of January 2, 2009, investments in ARS have been classified as trading, and are recorded on the balance sheet at fair value as of the balance sheet date, with gains or losses recorded as other income or expense on our consolidated statements of operations.

On July 2, 2010 we exercised the purchased put option and liquidated the $16.8 million ARS. A gain of $38,000 on liquidation is recorded in “valuation gain, net” in the consolidated statements of operation for the three months ended August 1, 2010.

In October 2008, we entered into an agreement with UBS, which provided us with Auction Rate Securities Rights (“Rights”) to sell our ARS at par value to UBS at any time during the period June 30, 2010 through July 2, 2012. These Rights were a separate freestanding instrument accounted for separately from the ARS, and were registered, nontransferable securities accounted for as a purchased put option initially recorded at fair value. Additionally, UBS offered a “no net cost” loan to us up to 75% of the market value of the ARS as determined by UBS until June 30, 2010. Due to our entering into this agreement with UBS, the ARS previously reported as available-for-sale were transferred to trading securities.

The purchased put option gave us the right to sell the ARS to UBS for a price equal to par value during the period June 30, 2010 to July 2, 2012. The fair value of the purchased put option at May 2, 2010 represents the difference between the ARS with an estimated time to liquidity of 4.0 years and the ARS with an estimated time to liquidity of 0.2 year as the purchased put option allowed for the acceleration of liquidity and the avoidance of a below-market coupon rate.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary gain of $0.8 million in “valuation gain, net” in the consolidated statement of operations for the three months ended August 2, 2009. This gain was offset by losses related to the purchased put option of $0.6 million.

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

ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (single reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimate of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates it uses to manage the underlying business. Our business consists of both established and emerging technologies and its forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also considered our market capitalization on the dates of its impairment tests in determining the fair value of the business.

During fiscal 2010, we conducted our annual goodwill impairment test at December 31, 2009, using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. At December 31, 2009, we determined that the fair value of the Company was greater than the net book value of the net assets of the reporting unit and therefore concluded there is no additional impairment of goodwill.

We performed the step one analysis in the first quarter of fiscal 2011 and determined that the fair value of our reporting unit was in excess of the net book value as of August 1, 2010.

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

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of August 1, 2010, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $1.6 million at August 1, 2010. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $34,000 and $0.1 million, respectively, for the three months ended August 1, 2010 and August 2, 2009.

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

Up-Front.    For unbundled time-based and perpetual licenses, we recognize license revenue upon shipment if the payment terms require the customer to pay 100% of the license fee and the initial period of PCS within one year from the agreement date. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Up-Front,” where the license is either perpetual or time-based.

Cash Receipts.    We recognize revenue from customers who have not met our predetermined credit criteria as we receive cash payments from these customers to the extent that revenue has otherwise been earned. For management reporting and analysis purposes, we refer to this type of license revenue as “Cash Receipts.”

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable, due & payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the current period as “Up-front” revenue, for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog, such as license revenue recognized during the current period from perpetual or time-based licenses from contracts entered into in prior periods. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors in Part II, Item 1A of this Form 10-Q.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three months ended August 1, 2010 and August 2, 2009 (in thousands, except for percentage data):

Three Months Ended:	August 1, 2010	% of Revenue	August 2, 2009	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$6,017	18%	$7,119	24%	$(1,102)	(15)%
Due & Payable	12,240	38%	10,053	35%	2,187	22%
Up-Front*	3,210	10%	850	3%	2,360	278%
Cash Receipts	2,838	9%	2,275	8%	563	25%

Total Licenses revenue	24,305	75%	20,297	70%	4,008	20%
Services revenue **	8,251	25%	8,544	30%	(293)	(3)%

Total Revenue	32,556	100%	28,841	100%	3,715	13%

Cost of Revenue
License	936	3%	1,006	3%	(70)	(7)%
Services	3,806	12%	3,831	13%	(25)	(1)%

Total cost of sales	4,742	15%	4,837	17%	(95)	(2)%

Gross Profit	$27,814	85%	$24,004	83%	$3,810	16%

*	Includes $2,127 or 7% and $763 or 3% of total revenue from new contracts for the three months ended August 1, 2010 and August 2, 2009, respectively.
**

Bundled licenses and services in the condensed consolidated statement of operations consisted of $6,178 of license revenue and $1,600 of service revenue for the three months ended August 1, 2010, and $6,158 of license revenue and $1,059 of service revenue for the three months ended August 2, 2009.

We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended August 1, 2010 and August 2, 2009 (in thousands, except for percentage data):

Three Months Ended:	August 1, 2010	% of Revenue	August 2, 2009	% of Revenue	Dollar Change	% Change
Domestic	$17,917	55%	$14,999	52%	$2,918	19%
International:
Europe	1,983	6%	2,569	9%	(586)	(23)%
Japan	5,819	18%	3,633	13%	2,186	60%
Asia-Pacific (excluding Japan)	6,837	21%	7,640	26%	(803)	(11)%

Total international	14,639	45%	13,842	48%	797	6%

Total revenue	$32,556	100%	$28,841	100%	$3,715	13%

Revenue

Revenue for first quarter ended August 1, 2010 was $32.6 million, an increase of 13% from first quarter of fiscal 2010.

Licenses revenue increased by 20% in the three months ended August 1, 2010 as compared to three months ended August 2, 2009. License revenue as a percentage of total revenue increased by 5% compared to the three months ended August 2, 2009. We analyzed the license purchasing trends of our key customers, collectively representing 70% or more of our revenue. The increase in the license revenue was due to enhanced versions of several existing products gaining initial market acceptance, combined with some improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending compared to an atypical weakness in license revenue for the three months ended August 2, 2009.

•

Ratable and Due & Payable revenue combined increased by $1.1 million or 6%, to $18.3 million for the three months ended August 1, 2010 as compared to $17.2 million for the three months ended August 2, 2009. As a percent of total revenue, Ratable and Due & Payable revenue combined decreased by 3% for the three months ended August 1, 2010 as compared to the three months ended August 2, 2009. The decrease as a percent of total revenue is the result of the mix and volume of revenue from backlog from long-term Ratable and Due & Payable contracts recognized during the quarter compared to Up-Front revenue. The mix and volume of contracts is primarily driven by customer requirements and is within our expected target of revenue from backlog.

•

Up-Front revenue increased $2.4 million in the three months ended August 1, 2010 as compared to the three months ended August 2, 2009. Upfront revenue as a percentage of total revenue increased from 3% in the three months ended August 2, 2009 to 10% for the three months ended August 1, 2010. The increase as a percent of total revenue is the result of the mix and volume of Up-Front revenue recognized during the quarter compared to revenue from backlog from long-term Ratable and Due & Payable contracts. The mix and volume of Up-Front contracts is primarily driven by customer requirements and includes $2.1 million, or 7% of total revenue from new contracts entered into in the quarter, and is within our target of 10% or less of total revenue.

•

Cash Receipts revenue increased during the three months ended August 1, 2010 by $0.6 million as compared to the three months ended August 2, 2009. The increase is due to additional customers classified as cash receipts. This increase is the result of a continued concern for the financial condition with respect to some of our customers.

Services revenue decreased by $0.3 million during the three months ended August 1, 2010 as compared to the three months ended August 2, 2009. We believe the fluctuations were a result of timing of customer’s purchase of services.

Domestic revenue increased by $2.9 million or 19% during the three months ended August 1, 2010 as compared to the three months ended August 2, 2009.

International revenue increased by $0.8 million or 6% during the three months ended August 1, 2010 as compared to the three months ended August 2, 2009.

The increase in the domestic and international revenue is due to the improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending.

One customer accounted for 10% or more of total revenue for each of the fiscal quarters ended August 1, 2010 and August 2, 2009.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature, variable expenses such as royalties, and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $0.1 million or 7% during the three months ended August 1, 2010 compared to the three months ended August 2, 2009. Amortization charges related to acquired developed technology and intangible assets decreased during the three months ended August 1, 2010 by $0.3 million as compared to the three months ended August 2, 2009 primarily due to the full amortization of significant intangible assets from acquisitions. The decrease was offset by an increase in the outside sales representative expenses by $0.2 million for the three months ended August 1, 2010, as compared to the three months ended August 2, 2009.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $25,000 for the three months ended August 1, 2010, as compared to the three months ended August 2, 2009. The change was primarily due to a net decrease in the consulting costs by $70,000 offset by an increase in pre-sale costs and repairs and maintenance costs by $50,000.

Operating expenses

The table below sets forth operating expense data for the three months ended August 1, 2010 and August 2, 2009 (in thousands, except for percentage data):

Three Months Ended:	August 1, 2010	% of Revenue	August 2, 2009	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$12,259	38%	$11,197	39%	$1,062	9%
Sales and marketing	10,567	32%	9,770	34%	797	8%
General and administrative	4,690	14%	4,383	15%	307	7%
Amortization of intangible assets	256	1%	305	1%	(49)	(16)%
Restructuring charge	(14)	—	703	2%	(717)	(102)%

Total operating expenses	$27,758	85%	$26,358	91%	$1,400	5%

Research and development expense increased by $1.1 million in the three months ended August 1, 2010 as compared to the three months ended August 2, 2009. The increase was primarily due to an increase in compensation expense of $1.1 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase was also attributable to the increase in stock based compensation by $0.1 million. This was offset by a decrease of $0.3 million related to common expenses, such as information technology and facility related expenses.

Sales and marketing expense increased by $0.8 million or 8% in the three months ended August 1, 2010 as compared to the three months ended August 2, 2009. The increase was primarily due to the increase in compensation expense of $0.5 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase is also attributable to the increase in travel and entertainment expenses by $0.3 million; and an increase in marketing related expenses by $0.4 million. The increase was offset by a decrease in common expenses, such as information technology and facility related expenses of $0.3 million.

General and administrative expense increased by $0.3 million in the three months ended August 1, 2010 as compared to three months ended August 2, 2009. The increase in the expense was mainly to increase in compensation related expenses due to salary restorations implemented at the beginning of the fiscal year.

Amortization of intangible assets decreased by $49,000 during the three months ended August 1, 2010 as compared to three months ended August 2, 2009 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the three months ended August 1, 2010.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges for the three months ended August 1, 2010 was $(14,000) as compared to $0.7 million expense for the three months ended August 2, 2009. The reduction in expense recognized during the three months ended August 1, 2010 related to adjustments made to the previously estimated severance amounts. We did not initiate any further restructuring activity in the three months ended August 1, 2010.

Other items

The table below sets forth other data for the three months ended August 1, 2010 and August 2, 2009 (in thousands, except for percentage data):

Three Months Ended:	August 1, 2010	% of Revenue	August 2, 2009	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$29	0%	$45	—	$(16)	(36)%
Interest expense and amortization of debt premium	(806)	(2)%	(1,157)	(4)%	351	(30)%
Valuation gain, net	38	—	151	1%	(113)	(75)%
Loss on extinguishment of debt	(2,093)	(6)%	—	—	(2,093)	100%
Other expense, net	(151)	—	(601)	(2)%	450	(75)%

Total other expense, net	$(2,983)	(8)%	$(1,562)	(5)%	$(1,421)	91%

Provision for income taxes	$(331)	(16)%	$(396)	1%	$65	(16)%

Interest income decreased by 16% in the three months ended August 1, 2010, compared to the three months ended August 2, 2009 primarily due to the lower interest rates on investments in money market funds and lower cash balances.

Interest expense & amortization of debt discount/premium primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and 2014 Notes and interest on our term debt and line of credit facility. The interest expense increased primarily due to the higher rate of interest on the 2014 Notes as compared to the 2010 Notes, which resulted interest expense to increase by $0.1 million. Additionally, interest expense increased by $0.2 million due to the interest on the $15.0 million term debt that was incurred in the fourth quarter of fiscal 2010. The above increase was offset by a decrease in the debt discount and issuance cost amortization by $0.6 million. During the three months ended August 2, 2009, the amortization expense was related to the debt discount and issuance costs related to the 2010 Notes. For the three months ended August 1, 2010, the amortization expense related to debt issuance costs and was offset by the amortization of the debt premium of the 2014 Notes. This resulted in a lower expense for the first quarter of fiscal 2011.

Valuation gain, net represented a net gain of $38,000 in the three months ended August 1, 2010. See “Fair value option” discussion above.

Loss on extinguishment of debt represents loss incurred on the repurchase of $2.75 million of aggregate principal amount of the 2014 Notes for $4.8 million during the three months ended August 1, 2010.

Other expense, net decreased by $0.5 million in the three months ended August 1, 2010, as compared to the three months ended August 2, 2009, primarily due to a decrease of $0.3 million in foreign exchange loss and a $0.2 million decrease in the loss on strategic investments.

Provision for income taxes. Our effective tax rate was 12% and 10%, in the first quarter of fiscal 2011 and 2010, respectively. Our effective tax rates vary from the U.S. statutory rate primarily due to changes in our U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. Income tax expense was $0.3 million, and $0.4 million, in the first quarter of fiscal 2011 and 2010, respectively. The income tax expense is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2009 remain open to examination by the major tax jurisdictions where we operate. At August 1, 2010, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of August 1, 2010 and May 2, 2010, and cash flow data for the three months ended August 1, 2010 and August 2, 2009 (in thousands):

	August 1, 2010	May 2, 2010
Cash, cash equivalents and short-term investments	$33,060	$74,355

	Three Months Ended
	August 1, 2010	August 2, 2009
Net cash provided by operating activities	$1,387	$5,695
Net cash provided by (used in) investing activities	$15,514	$(191)
Net cash used in financing activities	$(41,360)	$(1,662)

Our cash and cash equivalents were approximately $33.1 million on August 1, 2010, a decrease of $41.3 million or 56% from cash, cash equivalents and short-term investments of $74.4 million at May 2, 2010, the end of fiscal 2010. The decrease is primarily due to the decrease in cash provided by operating activities of $4.3 million and an increase in the cash used in financing activities by $39.7 million, offset by an increase in the cash provided by investing activities of $15.7 million for the three months ended August 1, 2010 as compared to three months ended August 2, 2009.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of August 1, 2010, we held an aggregate of $26.4 million in cash and cash equivalents in the United States and an aggregate of $6.7 million in foreign accounts.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $4.3 million in the three months ended August 1, 2010 compared to three months ended August 2, 2009 due to an increase in costs and expenses of $4.2 million and a decrease in cash from customers by $3.5 million, offset by an increase in accrued and other liabilities of $1.7 million and a decrease in other assets by $1.6 million. The increase in costs and expenses was primarily due to salary restorations implemented at the beginning of the fiscal year and losses incurred on repurchase of our 2014 Notes. Increased sales and marketing activity and salary restoration resulted in an increase in sales and marketing expense of $0.8 million, an increase in research and development by $1.1 million, and an increase in general and administrative expense of $0.3 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased by $15.7 million for the three months ended August 1, 2010 compared to the three months ended August 2, 2009. The increase was primarily due to the cash received on exercise of the purchased put option related to the ARS securities of $16.8 million and decrease of $0.9 million paid for acquisition related earnouts, offset by the release of restricted cash of $1.3 million for acquisition related earnouts and $0.4 million from an increase in purchase of property and equipment.

Net cash used in financing activities

Net cash used in financing activities increased $39.7 million in the three months ended August 1, 2010, compared to the three months ended August 2, 2009. During the three months ended August 1, 2010, we paid the $23.2 million aggregate principal amount of the 2010 Notes; we also used $11.2 million to repay the UBS secured credit line. In addition we purchased 2014 Notes with an aggregate principal value of $2.75 million for $4.8 million and purchased 638,375 shares of common stock on the open market for $2.0 million.

Capital resources

Cash and cash equivalents available for use aggregated a total of $33.1 million at August 1, 2010.

We believe that our existing cash and cash equivalents will be sufficient to repay the current portion of the quarterly term debt installments beginning October 31, 2010 of $0.6 million per quarter and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

On September 11, 2009 we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million aggregate principal amount of the 2010 Notes remained outstanding as at May 2, 2010. We paid the principal balance and the outstanding interest on these 2010 Notes May 15, 2010. On July 2, 2010 we exercised our purchased put option on the ARS and liquidated the $16.9 million of ARS with UBS and used the proceeds to pay the $11.2 million UBS secured credit line. On July 2, 2010, we repurchased $2.75 million of aggregate principal amount of the 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of 2014 Notes, in private transactions. These purchases were funded from our working capital. Subsequent to August 1, 2010, we engaged in separately negotiated transactions with certain holders of our 2014 Notes, pursuant to which the holders converted an aggregate principal amount of $10.7 million of the 2014 Notes into 5,955,000 shares of our common stock. As part of this conversion, we also prepaid the note holders a portion of their future interest. From time to time, we may enter into additional transactions in the future with respect to the repurchase or conversion of the $13.2 million remaining balance of convertible notes due May 2014 whenever conditions are sufficiently attractive. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Given the current adverse economic conditions generally, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. In addition to the actions taken above to reduce our level of outstanding indebtedness as described above, these actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $1.4 million of cash from operations in the three months ended August 1, 2010.

Our ability to fund our cash needs over the short and long term will also depend on our ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competition and other factors and to maintain our existing credit facility. It could be difficult to obtain additional financing on favorable terms, or at all, as the current credit market conditions may make external financing difficult to obtain. Any external credit financing that we are able to obtain may contain terms that are not as favorable to us as historical financings. We may try to obtain additional financing by means that could dilute our existing stockholders. We believe we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months. However any of these factors could have a materially adverse impact on our financial position and results of operations.

Term Loan and Revolving Loans

On March 19, 2010, we entered into a new credit facility with Wells Fargo Capital Finance, LLC (the “New Credit Facility”), which replaced our previous $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million. The New Credit Facility expires March 19, 2014, and is secured by a first priority interest in all of our assets. The term loan will be repaid in equal quarterly installments of $0.6 million, beginning October 31, 2010.

Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $30.0 million or 40% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited our borrowing availability.

The revolving and term loans bear interest at either a LIBOR Rate or a Base Rate, at managements election, in each case determined as follows (plus a margin of 4.50 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, we are required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

We are required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of March 19, 2014.

The proceeds of the New Credit Facility have been used to refinance some of our existing indebtedness, including repayment of the Credit Facility and a portion of our 2010 Notes, and to finance general corporate purposes, including permitted acquisitions and permitted investments, capital expenditures, working capital, letters of credit, and fees and expenses associated with the New Credit Facility.

The New Credit Facility contains covenants that, among other things, limit our ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business. Events of Default under the New Credit Facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The New Credit Facility restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of August 1, 2010, we had borrowed $15.0 million of term debt under the New Credit Facility.

As of August 1, 2010, we were in compliance with the financial covenants contained in the New Credit Facility.

We entered into the Credit Facility on October 31, 2008. As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provided for a single revolving line of credit note of up to $15.0 million replacing the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bore an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility also, among other things, required that we provide certain financial statements to Wells Fargo, restricted our ability to pay dividends or make other distributions on our stock and required that we maintain certain financial conditions. As described above, the Credit Facility was terminated and replaced with the New Credit Facility in March 2010.

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

Our 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of our common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of our common stock. The 2014 Notes are unsecured senior indebtedness, which rank equally in right of payment to the New Credit Facility and the 2010 Notes. The 2014 Notes are effectively subordinated in right of payment to the New Credit Facility to the extent of the security interest held by Wells Fargo Bank in our assets. After May 15, 2013, we have the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

In July 2010, we repurchased $2.75 million aggregate principal amount of the 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of the 2014 Notes, in private transactions. These purchases were funded from our working capital.

Subsequent to the end of the quarter, in August 2010 we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $10.7 million of the 2014 Notes into 5,955,000 shares of our common stock. We incurred an inducement fee, which included the accrued interest, of $1.2 million on conversion of the 2014 Notes. The aggregate principal amount of the converted notes represented approximately 45% of the aggregate principal amount of the 2014 Notes outstanding as at August 1, 2010.

Contractual obligations

As of August 1, 2010, our principal contractual obligations are $52.6 million from fiscal 2011 through fiscal 2014. Contractual obligations consist of the operating leases on our office facilities for $6.5 million, $2.0 million in capital lease obligations for computer equipment, $3.5 million of purchase obligations, a term loan of $15.0 million, $1.7 million in letters of credit, and $23.9 million in 2014 Notes. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of August 1, 2010. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $4.5 million as of August 1, 2010. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

As of August 1, 2010 and August 2, 2009, we recorded unrecognized tax benefits of $18.4 million and $27.3 million, respectively, of which $1.7 million and $9.8 million, respectively, are included in our long-term tax liabilities on our consolidated balance sheet. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of August 1, 2010, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have specified terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of August 1, 2010.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of August 1, 2010.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of August 1, 2010.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of August 1, 2010. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of August 1, 2010, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of August 1, 2010, we had approximately $3.6 million of cash and money market funds in foreign currencies. We enter into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and foreign currencies. The derivatives do not qualify for hedge accounting treatment under ASC 815. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended August 1, 2010 and August 2, 2009, net foreign exchange losses totaled $0.2 million and gains totaled $0.5 million, respectively, and were included in “Other (expense), net” in our consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at August 1, 2010, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of August 1, 2010 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against us, in re Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5 million it paid towards the settlement of the securities class action and derivative lawsuits from us or from another of our excess directors and officers liability insurers, National Union. We contend that either Genesis or National Union owes the settlement amounts, but not us. The trial court granted summary judgment for us and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and we cross-appealed. On July 12, 2010, the court of appeal reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Form 10-K for the year ended May 2, 2010.

We have a substantial amount of indebtedness, which could adversely affect our business, operating results or financial condition.

We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of August 1, 2010, we had an aggregate principal amount of approximately $41.0 million in outstanding debt, which was comprised of $23.9 million aggregate principal amount of 2014 Notes. On May 15, 2010, we repaid the $23.2 million outstanding 2010 Notes. In addition, as of August 1, 2010, we had outstanding borrowings of $15.0 million of term loans and two letters of credit totaling $1.7 million under our credit facility with Wells Fargo Capital Finance, LLC, which expires on March 19, 2014, and $0.4 million of other indebtedness. In August 2010, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $10.7 million of 2014 Notes into 5,955,000 shares of our common stock and, immediately following such conversion, we had an aggregate principal amount of approximately $13.2 million in outstanding debt. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

As of August 1, 2010, we had cash and cash equivalents, excluding restricted cash, of $33.1 million.

If adverse semiconductor industry or general economic conditions persist or worsen, we could experience further decreases in revenue. We continued our cost-cutting efforts initiated in fiscal 2009, including reducing the number of employees, capital spending, research and development projects and administrative expenses, closing some offices and consolidating other offices. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost-cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue begins to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

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

We are party to a $30.0 million credit facility with Wells Fargo Capital Finance, LLC, which consists of a $15.0 million term loan and a $15.0 million revolving loans. The new credit facility replaced the earlier $15.0 million credit facility we entered into with Wells Fargo in October 2008. The new $30.0 million credit facility imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

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

Twenty percent of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers’ forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. Moreover, existing customers may seek to renegotiate preexisting contractual commitments due to adverse changes in their own businesses, which may be increasingly likely given the current economic conditions. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

We rely on a relatively small number of customers for a significant portion of our revenue, and our revenue could decline if customers delay orders or fail to renew licenses or if we are unable to maintain or develop relationships with current or potential customers.

Our business depends on sales to a relatively small number of customers. Although one customer accounted for 10% or more of our consolidated revenue for the first quarter ended August 1, 2010, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $387.1 million as of August 1, 2010. If we continue to incur losses, the trading price of our stock may decline.

We had an accumulated deficit of approximately $387.1 million as of August 1, 2010. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. For another example, we currently face a lawsuit in which one of our insurers, Genesis Insurance Company, seeks the return of $5 million it paid towards the settlement of the putative stockholder and derivative lawsuits that arose out of the Synopsis patent infringement lawsuit. The case is pending and described in more detail in Item 1, “Legal Proceedings”. In the future, other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditures were $12.3 million and $11.2 million for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. Research and development expenditures for fiscal year 2010 were $47.0 million, compared to $68.8 million for fiscal 2009. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase. If these increased efforts do not result in a corresponding increase in revenue, or if our recent decrease in research and development expenditure results in a corresponding decrease in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our financial results.

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

Even though we recently exchanged certain stock options of employees for restricted stock units as a means to try to retain employees, such an exchange might not be sufficient to retain employees. Therefore, we may be forced to grant additional options or other equity to retain employees. This in turn could result in:

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. We initiated a restructuring plan in May 2008 for which we incurred restructuring charges of $10.7 million in fiscal 2009 and $2.7 million in fiscal 2010, primarily for employee termination and facility closure costs. It is possible we will make adjustments to our restructuring accrual based on the information we receive during fiscal 2011. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of August 1, 2010. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of August 1, 2010. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

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

In the first quarter of fiscal 2011, we generated 45% of our total revenue from sales outside North America, compared to 48% in first quarter of fiscal 2010.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of August 1, 2010, we had approximately $3.6 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Our certificate of incorporation and bylaws, and Delaware corporate law contain anti-takeover provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders. We could also adopt a stockholder rights plan, which could also delay or prevent a change in control.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3 - May 31, 2010	0	—	0	15,004,464
June 1 - June 30, 2010	0	—	0	15,004,464
July 1 - August 1, 2010	638,375	$3.07	638,375	13,044,188

	638,375	$3.07	638,375

*	The shares repurchased in the first quarter of fiscal 2011 were under our stock repurchase program that was announced in March 2008 with an authorized level of $20.0 million.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

		Incorporated by Reference				Furnished	Filed
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: September 9, 2010	/S/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 1, 2010

Exhibit		Incorporated by Reference				Furnished	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X