Form 10-Q
period 2010-10-31
MAGMA DESIGN AUTOMATION INC
filed 2010-12-09
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

On December 7, 2010, 66,031,455 shares of the registrant’s Common Stock, $.0001 par value, were outstanding.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED October 31, 2010

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	October 31, 2010	May 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,648	$57,518
Restricted cash	250	250
Short-term investments	—	16,837
Accounts receivable, net	16,570	17,401
Prepaid expenses and other current assets	3,966	4,472

Total current assets	63,434	96,478
Property and equipment, net	5,510	5,979
Intangible assets, net	5,593	7,487
Goodwill	7,100	7,093
Other assets	4,143	5,086

Total assets	$85,780	$122,123

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,232	$2,220
Accrued expenses	10,999	16,347
Secured credit line	—	11,162
Current portion of term debt	3,375	1,688
Current portion of other long-term liabilities	1,702	1,901
Deferred revenue	24,100	25,528
Convertible notes, net of debt discount of $44 at May 2, 2010	—	23,206

Total current liabilities	41,408	82,052
Convertible notes, net of debt premium of $169 and $1,574 at October 31, 2010 and May 2, 2010, respectively	3,419	28,263
Long-term portion of term debt	21,063	13,312
Long-term tax liabilities	1,873	1,856
Other long-term liabilities	1,250	922

Total liabilities	69,013	126,405

Commitments and contingencies (Note 13)
Stockholders equity (deficit):
Common stock	7	6
Additional paid-in capital	443,191	417,131
Accumulated deficit	(389,796)	(383,824)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,020)	(4,980)

Total stockholders equity (deficit)	16,767	(4,282)

Total liabilities and stockholders equity (deficit)	$85,780	$122,123

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Revenue:
Licenses	$22,891	$13,237	$41,018	$27,016
Bundled licenses and services	5,026	8,192	12,804	15,769
Services	6,009	8,233	12,660	15,718

Total revenue	33,926	29,662	66,482	58,503

Cost of revenue:
Licenses	850	782	1,549	1,483
Bundled licenses and services	755	1,077	1,742	2,053
Services	3,458	3,322	6,514	6,482

Total cost of revenue	5,063	5,181	9,805	10,018

Gross profit	28,863	24,481	56,677	48,485

Operating expenses:
Research and development	11,747	11,728	24,006	22,925
Sales and marketing	11,319	9,933	21,886	19,703
General and administrative	4,625	4,530	9,315	8,913
Amortization of intangible assets	289	305	545	610
Restructuring charge	182	247	168	950

Total operating expenses	28,162	26,743	55,920	53,101

Operating income (loss)	701	(2,262)	757	(4,616)

Other income (expense):
Interest income	20	60	49	105
Interest and amortization of debt discount (premium)	(537)	(1,105)	(1,343)	(2,262)
Valuation gain, net	—	174	38	326
Loss on extinguishment of debt, notes due in 2014	—	—	(2,093)	—
Inducement fees on conversion of notes due in 2014	(2,279)	—	(2,279)	—
Other (expense), net	(712)	(185)	(863)	(787)

Other income (expense), net	(3,508)	(1,056)	(6,491)	(2,618)

Net loss before income taxes	(2,807)	(3,318)	(5,734)	(7,234)
Benefit from (provision for) income taxes	93	7,662	(238)	7,266

Net Income (loss)	$(2,714)	$4,344	$(5,972)	$32

Net Income (loss) per share, basic	$(0.04)	$0.09	$(0.11)	$—

Net Income (loss) per share, diluted	$(0.04)	$0.08	$(0.11)	$—

Shares used in per share calculation, basic	60,542	48,995	56,553	48,427

Shares used in per share calculation, diluted	60,542	59,239	56,553	49,547

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	October 31, 2010	November 1, 2009
Cash flows from operating activities:
Net Income (loss)	$(5,972)	$32
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,397	3,513
Amortization of intangible assets	2,203	2,819
Provision for doubtful accounts	—	184
Amortization of debt discount and debt issuance costs	449	1,161
Amortization of debt premium	(287)	(51)
Gain on extinguishment of convertible notes	—	(278)
Loss on extinguishment of convertible notes due 2014	2,093	—
Inducement fee on conversion of convertible notes due 2014	2,279	—
Loss on auction rate securities	—	834
Gain on purchased put option	(38)	(1,159)
Loss on strategic equity investments	65	232
Stock-based compensation	6,569	6,941
Restructuring charges	(2,076)	(950)
Other non-cash items	105	15
Changes in operating assets and liabilities:
Accounts receivable	1,685	13,043
Prepaid expenses and other assets	214	103
Accounts payable	(988)	1,172
Accrued expenses	(3,020)	(2,674)
Deferred revenue	(1,442)	(7,492)
Other long-term liabilities	(160)	(7,854)

Net cash provided by operating activities	4,076	9,591

Cash flows from investing activities:
Cash paid for business acquisitions	(599)	(1,516)
Purchase of property and equipment	(1,389)	(689)
Proceeds from maturities and sale of investments	16,875	1,325
Purchase of strategic investments	(275)	—
Restricted cash	—	1,339

Net cash provided by investing activities	14,612	459

Cash flows from financing activities:
Repayment of lease obligations	(219)	(1,422)
Repayment of secured credit line	(11,162)	(1,080)
Proceeds from revolving note	—	19
Issuance costs related to convertible notes due 2014	—	(1,828)
Repayment of convertible notes due 2010	(23,250)	—
Repurchase of convertible notes due 2014	(4,839)	—
Proceeds from term debt	10,000	—
Payment of financing fee on term debt	(563)	—
Repayment of term debt	(100)	—
Proceeds from issuance of common stock, net	1,766	1,178
Repurchase of common stock for retirement	(1,960)	—
Retirement of restricted stock	(993)	(704)
Payment of inducement fee on conversion of convertible notes due 2014	(2,279)	—
Restricted cash	—	7,500

Net cash provided by (used) in financing activities	(33,599)	3,663

Effect of foreign currency translation changes on cash and cash equivalents	41	434

Net change in cash and cash equivalents	(14,870)	14,147
Cash and cash equivalents, beginning of period	57,518	32,888

Cash and cash equivalents, end of period	$42,648	$47,035

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or “the Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim period financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present a fair statement of results and financial position for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending May 1, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 2, 2010, as filed with the SEC on July 16, 2010. The accompanying unaudited condensed consolidated balance sheet at May 2, 2010 is derived from audited consolidated financial statements at that date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

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

In October 2009, the Financial Standards Accounting Board (the “FASB”) issued an amendment to Accounting Standards Codification Topic (“ASC”) 605-25, Multiple Element Arrangements (“ASC 605-25”), which modifies how a company separates consideration in multiple-delivery arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The amendment also clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendment also eliminates the residual method of allocating revenue and requires the use of the relative selling price method. This amendment to ASC 605-25 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements. The Company does not enter into non-software revenue arrangements.

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

Note 2.    Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the Auction Rate Securities (“ARS”) settlement agreement signed with UBS Financial Services, Inc. (“UBS”) (see Note 3 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. Fair value accounting led to a gain of $0 and $38,000 on the exercise of the purchased put option for the three and six months ended October 31, 2010, respectively, which is included in “Valuation gain, net” in the Company’s condensed consolidated statements of operations.

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

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
May 2, 2010
Auction rate securities	$16,512	$16,512
Purchased put option	$325	$325

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended October 31, 2010 (in thousands):

Six Months Ended October 31, 2010
Beginning balance	$16,837
Net sales and settlements	(16,875)
Gain on put option	38

Ending balance	$—

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cash, cash equivalents, and short-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Unrealized Losses	Estimated Fair Value
October 31, 2010
Cash and cash equivalents
Cash (U.S. and international)	$42,648	$—	$—	$42,648

May 2, 2010
Cash and cash equivalents
Cash (U.S. and international)	$57,518	$—	$—	$57,518

Total cash and cash equivalents	57,518	—	—	57,518

Short-term investments:
Auction rate securities	16,875	—	(38)	16,837

Total cash and cash equivalents and short-term investments	$74,393	$—	$(38)	$74,355

As of October 31, 2010, the Company’s current investments classified as cash and cash equivalents with stated maturities within one year were $42.6 million.

The fair value of outstanding forward exchange contracts was approximately $0 million and $2.1 million as of October 31, 2010 and May 2, 2010, respectively. The Company had realized losses on foreign currency forward exchange contracts of $0.2 million and $0.4 million for the three and six months ended October 31, 2010, respectively. As of May 2, 2010, the Company recorded an unrealized loss of $19,000 in other current liabilities. As of October 31, 2010, the Company did not have any unrealized gain or loss.

Short-term investments as of May 2, 2010 on the condensed consolidated balance sheets consisted of (i) ARS that were AAA rated and secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. During the first quarter of fiscal 2011, , the Company exercised its put option and liquidated the $16.8 million ARS and used part of the proceeds to repay its outstanding $11.2 million secured line of credit to UBS.

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

As of May 2, 2010, there was insufficient observable market information available to determine the fair value of the ARS. Prior to November 2, 2008, the Company estimated Level 3 fair values for these securities based on UBS’s valuations. The investment bank valued student loan ARSs as floating rate notes with three pricing inputs: the coupon, the current discount margin or spread, and the maturity. The coupon was generally assumed to equal the maximum rate allowed under the terms of the instrument, the current discount margin was based on an assessment of observable yields on instruments bearing comparable risks, and the maturity was based on an assessment of the terms of the underlying instrument and the potential for restructuring the ARS. The primary unobservable input to the valuation was the maturity assumption, which was set at four years for the majority of ARS instruments. Through January 6, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Upon the exercise of the purchased put option in the first quarter of fiscal 2011, the Company recorded a gain of $38,000 for the six months ended October 31, 2010. This gain is reported in “Valuation gain, net” in the condensed consolidated statement of operations. For the six months ended November 1, 2009, the Company recorded a gain of $1.1 million for the ARS. This gain was offset by losses related to the purchased put option of $0.8 million.

Note 4.    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common shares outstanding during the period including shares issuable under the Company’s stock incentive plans such as stock options, restricted stock, RSUs and ESPP; and shares issuable upon conversion of redeemable convertible notes.

For the three and six months ended October 31, 2010, all potentially dilutive common shares outstanding during the period were excluded from the computation of diluted net loss per share because we incurred a net loss for both periods. For the three and six months ended November 1, 2009, certain common shares issuable under the Company’s stock incentive plans were excluded from diluted net income per share as they were anti-dilutive as a result of applying the treasury stock method. In addition, certain common shares issuable upon conversion of convertible notes were excluded from the computation of diluted net income per share because their effect was anti-dilutive as a result of applying the as converted method, in accordance with ASC 260, Earnings per Share.

A summary of the potential common shares excluded from diluted net income (loss) per share follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Weighted average shares of common stock issuable upon conversion of convertible notes	6,043	2,313	10,217	7,057
Weighted average shares of common stock issuable under stock incentive plans	11,195	6,702	11,148	6,286
Weighted average price of shares issuable under stock option plans	$6.39	$10.33	$6.43	$10.54

Note 5.    Balance Sheet Components

Significant components of certain balance sheet items were as follows (in thousands):

	October 31, 2010	May 2, 2010
Accounts receivable, net:
Trade accounts receivable	$13,256	$14,475
Unbilled receivable	3,331	2,943

Gross accounts receivable	16,587	17,418
Allowance for doubtful accounts	(17)	(17)

Total accounts receivable, net	$16,570	$17,401

Accrued expenses:
Accrued sales commissions	$1,301	$2,098
Accrued bonuses	1,255	4,456
Other payroll and related accruals	5,367	4,168
Acquisition accrual	71	353
Accrued professional fees	449	475
Income taxes payable	245	277
Restructuring accrual	527	2,366
Other	1,784	2,154

Total accrued expenses	$10,999	$16,347

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of (in thousands):

	October 31, 2010	May 2, 2010
Foreign currency translation adjustments	$(4,020)	$(4,980)

Accumulated Other Comprehensive loss	$(4,020)	$(4,980)

Note 7.    Acquisitions

The Company did not make any material acquisitions during the six months ended October 31, 2010.

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

	Six Months Ended
	October 31, 2010	November 1, 2009
Goodwill:
Sabio Labs, Inc	$7	$65

Total goodwill	7	65

Intangible assets:
Licensed Technology	310	19

Total intangible assets	310	19

Total earnout consideration	$317	$84

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8.    Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

	Average Life (months)	October 31, 2010			May 2, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,100	$—	$7,100	$7,093	$—	$7,093

Other intangible assets:
Developed technology	43	$115,436	$(113,663)	$1,773	$115,436	$(112,897)	$2,539
Licensed technology	40	42,356	(40,402)	1,954	42,046	(39,291)	2,755
Customer relationship or base	70	5,575	(4,242)	1,333	5,575	(3,981)	1,594
Patents	57	13,015	(13,015)	0	13,015	(13,004)	11
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252	(1,250)	2	1,252	(1,248)	4
Non-competition agreements	36	600	(589)	11	600	(572)	28
Trademark	67	900	(680)	220	900	(644)	256

Total		$180,524	$(174,931)	$5,593	$180,214	$(172,727)	$7,487

During the six months ended October 31, 2010, the Company increased its goodwill by $7,000, reflecting purchase price adjustments related to acquired businesses.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statement of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Amortization of intangible assets included in:
Cost of revenue-licenses	$711	$737	$1,327	$1,512
Cost of revenue-bundled licenses and services	122	361	331	697
Operating expenses	289	305	545	610

Total	$1,122	$1,403	$2,203	$2,819

As of October 31, 2010, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining six months)	$1,962
2012	2,086
2013	1,123
2014	282
2015 and thereafter	140

$5,593

Note 9.    Convertible Notes, Current and Long-Term

The Company’s 2% Convertible Senior Notes due 2010 (the “2010 Notes”) matured on May 15, 2010. These notes bore interest at 2% per annum, with interest payable on May 15 and November 15 of each year since 2007. During the first quarter of fiscal 2011, the Company paid the remaining principal balance and the outstanding interest on the 2010 Notes of approximately $23.2 million.

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

In accordance with ASC 470-20, the fair value of the 2014 Notes when issued was allocated between the fair market value of the 2010 Notes extinguished and the reacquisition of the equity component originally recognized upon issuance of the 2010 Notes. The Company initially recorded the 2014 Notes at fair value of $28.5 million, including a debt premium of $1.8 million. The debt premium is being amortized to interest expense over the term of the 2014 Notes. A total of $1.9 million of underwriting and legal fees related to the 2014 Notes offering was capitalized upon issuance and is being amortized over the term of the 2014 Notes using the effective interest method. An amount of $3.0 million was recorded for the reacquisition of the equity component related to the 2010 Notes as a reduction to additional paid-in-capital.

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

The 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.8 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of common stock of the Company. Except in limited specific circumstances related to a change in control, holders will not receive a cash settlement, therefore, the Company is not required to separately account for the liability and equity components on the 2014 Notes. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s credit facility with Wells Fargo Capital Finance, LLC (see Note 10 “Term Loan and Revolving Loans”). The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

During the first quarter of fiscal 2011, the Company repurchased an aggregate principal amount of $2.75 million of the 2014 Notes for $4.8 million in cash. A loss on extinguishment of the 2014 Notes of $2.1 million is accounted for in the condensed consolidated statement of operations as “Loss on extinguishment of debt, notes due 2014”.

During the second quarter of fiscal 2011, the Company engaged in separately negotiated transactions with certain holders of its 2014 Notes to convert outstanding 2014 Notes to common stock. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes into 11.5 million shares of the Company’s common stock. The bonds were converted at $1.80 per share per the initial indenture agreement at issuance. On conversion of the notes the Company incurred $2.3 million in inducement fees, which are accounted for in the condensed statement of operations as “Inducement fees on conversion of Notes due in 2014”.

As of October 31, 2010 approximately $3.25 million of the 2014 Notes remained outstanding and is convertible into approximately 1.80 million shares of our common stock.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of October 31, 2010 and May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
October 31, 2010
Convertible senior notes due 2014	$3,250	$5,612
May 2, 2010
Convertible senior notes due 2010	$23,250	$23,250
Convertible senior notes due 2014	$26,689	$47,405

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10.    Term Loan and Revolving Loans

On March 19, 2010, the Company entered into a new four-year credit facility with Wells Fargo Capital Finance, LLC, (as amended, the “New Credit Facility”), which replaced the Company’s $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority interest in all the Company’s assets. The Term Loan A repayments are in equal quarterly installments of $0.6 million, beginning October 31, 2010.

During June 2010 (“Amendment #1”), July 2010 (“Amendment #2”) and September 2010 (Amendment #3), the Company executed three amendments to the New Credit Facility agreement. The amendments did not materially alter the original terms of the New Credit Facility agreement. Amendment #1 included the following: (i) addition of an allowance for cash charges related to foreign currency gains and losses up to $1.3 million to be excluded from financial covenant calculations, (ii) addition of administrative requirements related to inactive subsidiaries not dissolved within 60 days of the closing date of the New Credit Facility, and (iii) clarifications of detail monthly and quarterly reporting requirements to be provided to the lender. Amendment #2 included additional administrative requirements related to inactive subsidiaries not dissolved within 60 days of the closing date of the New Credit Facility. Amendment #3 included the following: (i) allowance of cash losses up to $2.1 million related to the repurchase of 2014 Notes during the quarter ended July 31, 2010 to be excluded from financial covenant calculations, and (ii) allowance of cash losses up to $3.5 million related to inducement fees on conversion of 2014 Notes during the quarter ended October 31, 2010 to be excluded from financial covenant calculations.

On October 29, 2010, the Company entered into a fourth amendment (“Amendment 4”) to the New Credit Facility, which, primarily, expanded its term debt facility with Wells Fargo Capital Finance, LLC with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date for the New Credit Facility to October 29, 2014. The repayments of Term Loan B principal amounts are in equal installments of $0.4 million beginning April 30, 2011.

Under the terms of the New Credit Facility, as amended outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $40.0 million or 50% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited the Company’s borrowing availability.

The revolving loan and Term Loan A bear interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 4.50 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 3.00 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, the Company is required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, as amended and 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

The Company is required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of October 29, 2014.

The New Credit Facility, as amended contains covenants that limit the Company’s ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of the Company’s business. Events of default under the New Credit Facility as amended include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The New Credit Facility, as amended also restricts the Company’s ability to pay dividends or make other distributions on the Company’s stock and requires that the Company maintain certain financial conditions. As of October 31, 2010, the Company had borrowed $25.0 million of term debt and paid the first installment of $0.6 million on Term Loan A. As of October 31, 2010, the unused amount of revolving loan under the New Credit Facility, as amended was $13.3 million. As of October 31, 2010, the Company was in compliance with the financial covenants contained in the New Credit Facility.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company entered into the Credit Facility on October 31, 2008. As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provided for a single revolving line of credit note of up to $15.0 million which replaced the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bore an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility, among other things required that the Company provide certain financial statements to Wells Fargo, restricted the Company’s ability to pay dividends or make other distributions on its stock and required that the Company maintain certain financial conditions. As described above, the Credit Facility was terminated and replaced with the New Credit Facility in March 2010.

Note 11.    Secured Credit Line

In October 2008, the Company obtained a secured line of credit with UBS in conjunction with the settlement agreement it entered into with UBS with respect to the Company’s ARS. During the first quarter of fiscal 2011, the Company exercised its ARS put option and liquidated the $16.8 million of ARS and used part of the proceeds to repay the $11.2 million secured line of credit (see Note 3 “Fair Value of Financial Instruments”).

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

Note 12.    Restructuring charges

In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to better align its resources and improve operating efficiencies. The Company recorded pre-tax restructuring charges of $0.2 million and $0.2 million for the three and six months ended October 31, 2010, respectively. These costs related to severance, expatriate relocation, facilities consolidation and termination, and other costs related to the restructuring. During the six months ended October 31, 2010, the Company did not initiate any additional restructuring activities, and adjustments were made to the previously estimated restructuring expense.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2011. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 2, 2010	$1,998	$9	$428	$2,435
Restructuring provision	(3)	(9)	(2)	(14)
Cash payments	(1,757)	—	(110)	(1,867)

Balance at August 1, 2010	$238	$(0)	$316	$554

Restructuring provision	222		(40)	182
Cash payments	(120)		(89)	(209)

Balance at October 31, 2010	$340	$(0)	$187	$527

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13.    Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, as of October 31, 2010, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of October 31, 2010 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, filed on September 8, 2006 in the United States District Court for the Northern District of California, Genesis Insurance Company (“Genesis”) seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against the Company, in re: Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5.0 million it paid towards the settlement of the securities class action and derivative lawsuits from the Company or from another of the Company’s excess directors and officers liability insurers, National Union. The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations do not have a specific term. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of October 31, 2010.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of October 31, 2010.

In connection with certain of the Company’s business acquisitions, it has also agreed to assume, or cause Company subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of October 31, 2010.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of October 31, 2010. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 14.    Retirement of Common Stock

During the first quarter of fiscal 2011, the Company used approximately $2.0 million to repurchase approximately 638,375 shares of its common stock in the open market. The repurchase prices ranged from $2.82 to $3.37 per share. The repurchased shares were retired immediately subsequent to the purchase.

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Cost of revenue	$577	$504	$848	$804
Research and development expense	1,103	1,017	2,338	2,150
Sales and marketing expense	1,140	1,142	1,865	2,077
General and administrative expense	765	1,097	1,518	1,910

Total stock-based compensation expense	$3,585	$3,760	$6,569	$6,941

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

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Stock options	$618	$487	$1,283	$1,218
Restricted stock and restricted stock units	1,888	2,389	3,152	3,988
Employee stock purchase plan	1,079	884	2,134	1,735

Total stock-based compensation expense	$3,585	$3,760	$6,569	$6,941

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

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The assumptions used in the Black-Scholes model and the weighted average grant date fair values per share were as follows:

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Stock options:
Expected life (years)	3.90 – 3.98	3.08 – 3.97	3.90 – 4.00	3.08 – 3.97
Volatility	71%	88%	71%	85% – 88%
Risk-free interest rate	0.67% – 0.86%	1.65%	0.67% – 1.53%	1.50% – 2.10%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.79	$1.20	$1.73	$1.19

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	71%	88%	71%	85%-88%
Risk-free interest rate	0.32%	0.54%	0.32% – 0.43%	0.40% – 0.54%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.39	$0.67	$1.38	$0.69

As of October 31, 2010, there was approximately $3.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.18 years.

As of October 31, 2010, the Company had $1.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $1.4 million and $1.0 million for the six months ended October 31, 2010 and November 1, 2009, respectively.

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

As of October 31, 2010, the Company had $34,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 0.54 years.

As of October 31, 2010, there was $7.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 1.63 years.

Note 16.    Income Taxes

The benefit from (provision for) income taxes was $0.1 million and $(0.2) million for the three and six months ended October 31, 2010, and $7.7 million and $7.3 million for the three and six months ended November 1, 2009, respectively. The results for the three and six months ended November 1, 2009 include a $7.8 million tax benefit related to South Korean withholding tax that was recognized as income during the three and six months ended November 1, 2009. The recognition of this tax benefit is a discrete item, and therefore, is not reflected in the estimated annual effective tax rate, nor did it have any cash impact. Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our income tax benefit (expense) was $(0.1) million and $(0.5) million for the three and six months ended November 1, 2009, respectively.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the six months ended October 31, 2010, the Company had approximately $18.4 million of total gross unrecognized tax benefits, of which $1.6 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $15.2 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
North America*	$20,878	$16,937	$38,795	$31,935
Europe	3,805	2,387	5,788	4,956
Japan	2,617	6,290	8,436	9,923
Asia-Pacific (excluding Japan)	6,626	4,048	13,463	11,689

	$33,926	$29,662	$66,482	$58,503

	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
North America*	62%	57%	58%	55%
Europe	11%	8%	9%	8%
Japan	8%	21%	13%	17%
Asia-Pacific (excluding Japan)	19%	14%	20%	20%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three and six months ended October 31, 2010, the Company had one (15% of total revenue) and no customer, respectively, representing 10% or more of total revenue. For the three and six months ended November 1, 2009, the Company had one (11% of the total revenue) and no customer, respectively, that represented 10% or more of total revenue.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement. The lease was amended in February 2007. In March 2010, the lease was extended for an additional three years. The lease expires in fiscal 2014. During the three and six months ended October 31, 2010, the Company recorded $0.2 million and $0.5 million, respectively, of rent expense and recognized $1.7 million and $3.3 million from the sale of software licenses to this customer. During the three and six months ended November 1, 2009, the Company recorded $0.2 million and $0.4 million, respectively of rent expense related to this lease and recognized $1.8 million and $3.5 million, respectively, in revenue from the sale of software licenses to this customer.

MAGMA DESIGN AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A member of the Company’s Board of Directors, also serves as a Director and Chairman of the Board for a customer of Magma. Magma recognized revenue from the sale of software licenses to this customer representing 5% and 3% of total revenue for the three and six months ended October 31, 2010, respectively.

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

During the second quarter of fiscal 2011, we recognized revenue of $33.9 million, an increase of 14% from the second quarter of fiscal 2010. License revenue for the second quarter ended October 31, 2010 accounted for approximately 79% of total revenue, compared to 75% in the preceding quarter and 66% in the second quarter of the prior fiscal year.

Global Markets

Recent market and economic conditions have been challenging with tighter credit conditions and slower growth through fiscal 2010 and the first half of fiscal 2011. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally.

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

As of October 31, 2010, three of our customers each accounted for more than 10% of total receivables. None of these customers is included in our allowance as of October 31, 2010.

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

During the second quarter of fiscal 2009, we elected fair value accounting for the purchased put option recorded in connection with the ARS settlement agreement signed with UBS. This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods.

We recorded a gain of $38,000 for the six months ended October 31, 2010, which is reported in “Valuation gain, net” in the condensed consolidated statement of operations. For the six months ended November 1, 2009, we recorded a gain of $1.2 million for the ARS. This gain was offset by losses related to the purchased put option of $0.8 million.

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

On July 2, 2010 we exercised the purchased put option and liquidated the $16.8 million ARS. A gain of $38,000 on liquidation is recorded in “Valuation gain, net” in the consolidated statements of operation for the six months ended October 31, 2010.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary gain of $0.4 million in “Valuation gain, net” in the condensed consolidated statement of operations for the six months ended November 1, 2009. This gain was offset by losses related to the purchased put option of $1.9 million.

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

ASC 350-20 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company (single reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. To determine the fair value, our review process includes the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting unit: revenue, based on assumed market growth rates and its assumed market share; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimate of market segment growth, market segment share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we use to manage the underlying business. Our business consists of both established and emerging technologies and our forecasts for emerging technologies are based upon internal estimates and external sources rather than historical information. We also considered our market capitalization on the dates of the Company’s impairment tests in determining the fair value of the business.

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

We performed the step one analysis in the second quarter of fiscal 2011 and determined that the fair value of our reporting unit was in excess of the net book value as of October 31, 2010.

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

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. As of October 31, 2010, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $1.6 million at October 31, 2010. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was (in thousands):

	October 31, 2010	May 2, 2010
Non-Marketable Securities - Application of Cost Method	$996	$721
Non-Marketable Securities - Application of Equity Method	557	622

Total	$1,553	$1,343

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If certain equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $31,000 and $0.1 million, respectively, for the three and six months ended October 31, 2010. Similarly, we recorded impairment charges related to these non-marketable equity investments of $0.1 million and $0.3 million, respectively, for the three and six months ended November 1, 2009.

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

For management reporting and analysis purposes, we classify our revenue as either licenses or services. Bundled licenses and services are divided into their component parts and included with either licenses or services for management analysis.

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

Our license revenue in any given quarter depends upon the mix and volume of perpetual or short-term licenses ordered during the quarter and the amount of long-term ratable, due & payable, and cash receipts license revenue recognized during the quarter. In general, we refer to license revenue recognized from perpetual or time-based licenses during the current period as “Up-front” revenue for management reporting and analysis purposes. All other types of revenue are generally referred to as revenue from backlog, such as license revenue recognized during the current period from perpetual or time-based licenses from contracts entered into in prior periods. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain mix of short-term licenses. The precise mix of orders fluctuates substantially from period to period and affects the revenue we recognize in the period. If we achieve our target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we have more-than-expected long-term licenses) or may exceed them (if we have more-than-expected short-term or perpetual licenses). If we achieve the target license mix but the overall level of orders is below the target level, then we may not meet our revenue targets as described in the risk factors in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and six months ended October 31, 2010 and November 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$4,303	13%	$6,592	22%	$(2,289)	(35)%
Due & Payable	16,349	48%	10,664	36%	5,685	53%
Up-Front*	4,332	13%	1,432	5%	2,900	203%
Cash Receipts	1,788	5%	989	3%	799	81%

Total Licenses revenue	26,772	79%	19,677	66%	7,095	36%
Services revenue **	7,154	21%	9,985	34%	(2,831)	(28)%

Total Revenue	33,926	100%	29,662	100%	4,264	14%

Cost of Revenue
License	998	3%	1,164	4%	(166)	(14)%
Services	4,065	12%	4,017	14%	48	1%

Total cost of sales	5,063	15%	5,181	17%	(118)	(2)%

Gross Profit	$28,863	85%	$24,481	83%	$4,382	18%

Six Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$10,320	16%	$13,052	22%	$(2,732)	(21)%
Due & Payable	28,589	43%	20,717	35%	7,872	38%
Up-Front*	7,542	11%	2,281	4%	5,261	231%
Cash Receipts	4,626	7%	3,264	6%	1,362	42%

Total Licenses revenue	51,077	77%	39,314	67%	11,763	30%
Services revenue **	15,405	23%	19,189	33%	(3,784)	(20)%

Total Revenue	66,482	100%	58,503	100%	7,979	14%

Cost of Revenue
License	1,934	3%	2,170	4%	(236)	(11)%
Services	7,871	12%	7,848	13%	23	0%

Total cost of sales	9,805	15%	10,018	17%	(213)	(2)%

Gross Profit	$56,677	85%	$48,485	83%	$8,192	17%

*	Includes $2,310 or 7% and $4,678 or 7% of total revenue from new contracts for the three and six months ended October 31, 2010, respectively.
**

Bundled licenses and services in the condensed consolidated statements of operations consisted of $3,881 of license revenue and $1,145 of service revenue for the three months ended October 31, 2010, and $10,059 of license revenue and $2,745 of service revenue for the six months ended October 31, 2010.

Bundled licenses and services in the condensed consolidated statements of operations consisted of $6,440 of license revenue and $1,752 of service revenue for the three months ended November 1, 2009, and $12,298 of license revenue and $3,471 of service revenue for the six months ended November 1, 2010.

We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended October 31, 2010 and November 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Domestic	$20,878	62%	$16,937	57%	$3,941	23%
International:
Europe	3,805	11%	2,387	8%	1,418	59%
Japan	2,617	8%	6,290	21%	(3,673)	(58)%
Asia-Pacific (excluding Japan)	6,626	20%	4,048	14%	2,578	64%

Total international	13,048	38%	12,725	43%	323	3%

Total revenue	$33,926	100%	$29,662	100%	$4,264	14%

Six Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Domestic	$38,795	58%	$31,935	55%	$6,860	21%
International:
Europe	5,788	9%	4,956	8%	832	17%
Japan	8,436	13%	9,923	17%	(1,487)	(15)%
Asia-Pacific (excluding Japan)	13,463	20%	11,689	20%	1,774	15%

Total international	27,687	42%	26,568	45%	1,119	4%

Total revenue	$66,482	100%	$58,503	100%	$7,979	14%

Revenue

Revenue for the three and six months ended October 31, 2010 was $33.9 million and $66.5 million, respectively, an increase of 14% from each of the three and six months ended November 1, 2009, respectively.

Licenses revenue increased by 36% and 30%, respectively, in the three and six months ended October 31, 2010 as compared to the three and six months ended November 1, 2009. License revenue as a percentage of total revenue increased by 13% and 10%, respectively, in the three and six months ended October 31, 2010 compared to the three and six months ended November 1, 2009. The increase in the license revenue was due to enhanced versions of several existing products gaining initial market acceptance, combined with some improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending compared to an atypical weakness in license revenue for the three and six months ended November 1, 2009.

•

Ratable and Due & Payable revenue combined increased by $3.4 million or 20%, and $5.1 million or 15% for the three and six months ended October 31, 2010 as compared to $17.3 million and $33.8 million for the three and six months ended November 1, 2009. As a percentage of total revenue, Ratable and Due & Payable revenue combined increased by 3% and 1% for the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009. The increase as a percentage of total revenue is the result of the mix and volume of revenue from backlog from long-term Ratable and Due & Payable contracts recognized during the quarter compared to Up-Front revenue. The mix and volume of contracts is primarily driven by customer requirements and is within our expected target of revenue from backlog.

•

Up-Front revenue increased $2.9 million and $5.3 million in the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009. Up-front revenue as a percentage of total revenue increased by 8% and 7% for the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009. The increase as a percent of total revenue is the result of the mix and volume of Up-Front revenue recognized during the quarter compared to revenue from backlog from long-term Ratable and Due & Payable contracts. The mix and volume of Up-Front contracts is primarily driven by customer requirements and includes $2.3 million and $4.7 million, or 7% and 7%, of total revenue for the three and six months ended October 31, 2010, from new contracts entered into in the quarter, and is within our target of 10% or less of total revenue.

•

Cash Receipts revenue increased during the three and six months ended October 31, 2010 by $0.8 million and $1.4 million, respectively, as compared to the three and six months ended November 1, 2009. The increase is due to additional customers classified as cash receipts as a result of a continued concern for the financial condition with respect to some of our customers.

Services revenue decreased by $2.8 million and $3.8 million during the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009. We believe the fluctuations were a result of the timing of customer’s purchase of services.

Domestic revenue increased by $3.9 million and $6.9 million during the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009.

International revenue increased by $0.3 million and $1.1 million during the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009.

The increase in the domestic and international revenue is due to the improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending.

One customer accounted for 10% or more of total revenue for each of the fiscal quarters ended October 31, 2010 and November 1, 2009.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature, variable expenses such as royalties, and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $0.2 million and $0.2 million or 14% and 11% during the three and six months ended October 31, 2010, respectively, compared to the three and six months ended November 1, 2009. Amortization charges related to acquired developed technology and intangible assets decreased during the three and six months ended October 31, 2010 by $0.3 million and $0.5 million, respectively, as compared to the three and six months ended November 1, 2009 primarily due to the full amortization of significant intangible assets from acquisitions. The decrease was offset by an increase in the outside sales representative expenses by $0.1 million and $0.3 million for the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue increased by $48,000 and $23,000 for the three and six months ended October 31, 2010, respectively, as compared to the three and six months ended November 1, 2009, respectively. The change was primarily due to an increase in consulting and repairs and maintenance costs.

Operating expenses

The table below sets forth operating expense data for the three and six months ended October 31, 2010 and November 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$11,747	35%	$11,728	40%	$19	—
Sales and marketing	11,319	33%	9,933	33%	1,386	14%
General and administrative	4,625	14%	4,530	15%	95	2%
Amortization of intangible assets	289	1%	305	1%	(16)	(5)%
Restructuring charge	182	1%	247	1%	(65)	(26)%

Total operating expenses	$28,162	83%	$26,743	90%	$1,419	5%

Six Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$24,006	36%	$22,925	39%	$1,081	5%
Sales and marketing	21,886	33%	19,703	34%	2,183	11%
General and administrative	9,315	14%	8,913	15%	402	5%
Amortization of intangible assets	545	1%	610	1%	(65)	(11)%
Restructuring charge	168	—	950	2%	(782)	(82)%

Total operating expenses	$55,920	84%	$53,101	91%	$2,819	5%

Research and development expense increased by $19,000 in the three months ended October 31, 2010 as compared to the three months ended November 1, 2009. The increase was primarily due to an increase in compensation expense by $0.3 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase was also attributable to increase in stock-based compensation by $0.1 million and due to increase in travel and entertainment expenses and consulting expenses by $0.1 million. This increase was offset by a decrease of $0.4 million related to common expenses, such as information technology and facility related expenses.

Research and development expense increased by $1.1 million or 5% in the six months ended October 31, 2010 as compared to the six months ended November 1, 2009. The increase was primarily due to an increase in compensation expense of $1.5 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase was also attributable to the increase in stock-based compensation by $0.2 million and increase in the travel related expenses by $0.1 million. This increase was offset by a decrease of $0.7 million related to common expenses, such as information technology and facility related expenses.

Sales and marketing expense increased by $1.4 million or 14% in the three months ended October 31, 2010 as compared to the three months ended November 1, 2009. The increase was primarily due to the increase in compensation expense of $1.0 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase is also attributable to the increase in the commission expense by $0.6 million; an increase in travel and entertainment expenses by $0.3 million; and an increase in marketing related expenses by $0.1 million. The increase was offset by a decrease in common expenses, such as information technology and facility related expenses of $0.4 million, and a decrease in the bad debt expense and consulting expense by $0.2 million.

Sales and marketing expense increased by $2.2 million or 11% in the six months ended October 31, 2010 as compared to the six months ended November 1, 2009. The increase was primarily due to the increase in compensation expense of $1.2 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase is also attributable to the increase in travel and entertainment expenses by $0.7 million; an increase in commission expense by $0.6 million and an increase in marketing related expenses by $0.4 million. The increase was offset by a decrease in deferred stock-based compensation by $0.2 million; decrease in bad debt expense by $0.1 million; and a decrease in the common expenses, such as information technology and facility related expenses of $0.6 million.

General and administrative expense increased by $0.1 million or 2% in the three months ended October 31, 2010 as compared to three months ended November 1, 2009. The increase was mainly the result of an increase in compensation related expenses due to salary restorations implemented at the beginning of the fiscal year.

General and administrative expense increased by $0.4 million or 5% in the six months ended October 31, 2010 as compared to six months ended November 1, 2009. The increase was mainly the result of an increase in compensation related expenses due to salary restorations implemented at the beginning of the fiscal year.

Amortization of intangible assets decreased by $16,000 and $0.1 million or 5% and 11% during the three and six months ended October 31, 2010, respectively, as compared to three and six months ended November 1, 2009 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the three and six months ended October 31, 2010.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges decreased by $0.1 million and $0.8 million or 26% and 82% for the three and six months ended October 31, 2010, respectively, as compared to three and six months ended November 1, 2009. The reduction in expense recognized during the three and six months ended October 31, 2010 related to payments and adjustments made to the previously estimated severance amounts. We did not initiate any further restructuring activity in the six months ended October 31, 2010.

Other items

The table below sets forth other data for the three and six months ended October 31, 2010 and November 1, 2009 (in thousands, except for percentage data):

Three Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$20	0%	$60	—	$(40)	(67)%
Interest expense and amortization of debt premium	(537)	(2)%	(1,105)	(4)%	568	(51)%
Valuation gain, net	—	—	174	1%	(174)	(100)%
Inducement fees on conversion of notes due in 2014	(2,279)	(7)%	—	—	(2,279)	100%
Other expense, net	(712)	(2)%	(185)	(1)%	(527)	285%

Total other expense, net	$(3,508)	(11)%	$(1,056)	(4)%	$(2,452)	232%

Benefit from income taxes	$93	0%	$7,662	26%	$(7,569)	(99)%

Six Months Ended:	October 31, 2010	% of Revenue	November 1, 2009	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$49	0%	$105	—	$(56)	(53)%
Interest expense and amortization of debt premium	(1,343)	(2)%	(2,262)	(4)%	919	(41)%
Valuation gain, net	38	0%	326	1%	(288)	(88)%
Loss on extinguishment of debt, notes due 2014	(2,093)	(3)%	—	—	(2,093)	100%
Inducement fees on conversion of notes due in 2014	(2,279)	(3)%	—	—	(2,279)	100%
Other expense, net	(863)	(1)%	(787)	(1)%	(76)	10%

Total other expense, net	$(6,491)	(9)%	$(2,618)	(4)%	$(3,873)	148%

Benefit from (Provision) for income taxes	$(238)	0%	$7,266	12%	$(7,504)	(103)%

Interest income decreased by 67% and 53% in the three and six months ended October 31, 2010, respectively, compared to the three and six months ended November 1, 2009 primarily due to the lower interest rates on investments in money market funds and lower cash balances.

Interest expense & amortization of debt discount/premium primarily represents amortization of debt discount and issuance costs in connection with our 2010 Notes and 2014 Notes and interest on our term debt and line of credit facility.

The interest expense and amortization of debt discount/premium decreased by $0.6 million and $0.9 million for the three and six months ended October 31, 2010, respectively as compared to the three months ended November 1, 2009, primarily due to repayment of $23.5 million of the 2010 Notes on May 15, 2010. The decrease was also attributable to the purchase of $2.75 million of the 2014 Notes and conversion of $20.7 million of the 2014 Notes into common stock. During the three and six months ended November 1, 2009, the amortization expense was related to the debt discount and issuance costs related to the 2010 Notes. For the three and six months ended October 31, 2010, the amortization expense related to debt issuance costs and was offset by the amortization of the debt premium of the 2014 Notes. This resulted in a lower expense for the first and second quarter of fiscal 2011.

Valuation gain, net represented a net gain of $38,000 in the six months ended October 31, 2010. See the discussion under “Fair value option” above.

Loss on extinguishment of debt, notes due 2014 represents loss incurred on the repurchase of $2.75 million of aggregate principal amount of the 2014 Notes for $4.8 million during the first fiscal quarter of 2011.

Inducement fees on conversion of notes due in 2014 represents the fees incurred on the conversion of $20.7 million of aggregate principal amount of the 2014 Notes into 11.5 million shares of common stock during the second fiscal quarter of 2011.

Other expense, net increased by $0.5 million in the three months ended October 31, 2010, as compared to the three months ended November 1, 2009, primarily due to increase in the foreign exchange loss and loss on strategic investments by $0.2 and decrease in the gain of $0.3 million recorded on exchange of the 2010 Notes The Other expense, net increased by $0.1 million during the six months ended October 31, 2010 as compared to six months ended November 1, 2009 due to the decrease of $0.2 million in the foreign exchange loss and the loss on strategic investments offset by a decrease in the gain of $0.3 million recorded on exchange of the 2010 Notes.

Benefit from (provision for) income taxes Our effective tax benefit (provision) rate was 3.3% and (4.2)%, in the three and six months ended October 31, 2010 respectively. During the three and six months ended November 1, 2009, a $7.8 million tax benefit related to South Korean withholding tax was recognized as income during the three and six months ended November 1, 2009. The recognition of the tax benefit in 2009 is a discrete item, and therefore, is not reflected in the estimated annual effective tax rate, nor did it have any cash impact. Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our effective tax (provision) rate was (4.3)% and (7.4)% for the three and six months ended November 1, 2009. Our effective tax rates vary from the U.S. statutory rate primarily due to our full U.S. valuation allowance, state taxes, and foreign income taxes at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. Income tax benefit (expense) was $0.1 million, and $(0.2) million, in the three and six months ended October 31, 2010. Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our income tax (expense) was $(0.1) million and $(0.5) million for the three and six months ended November 1, 2009, respectively. The income tax (expense) is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions, and foreign withholding taxes offset by federal refundable research and development tax credits.

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

We are subject to income taxes in the United States and in numerous foreign jurisdictions and, in the ordinary course of business; there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2009 remain open to examination by the major tax jurisdictions where we operate. At October 31, 2010, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of October 31, 2010 and May 2, 2010, and cash flow data for the six months ended October 31, 2010 and November 1, 2009 (in thousands):

	October 31, 2010	May 2, 2010
Cash, cash equivalents and short-term investments	$42,648	$74,355

	Six Months Ended
	October 31, 2010	November 1, 2009
Net cash provided by operating activities	$4,076	$9,591
Net cash provided by investing activities	$14,612	$459
Net cash provided by (used in) financing activities	$(33,599)	$3,663

Our cash and cash equivalents were approximately $42.6 million on October 31, 2010, a decrease of $31.7 million or 43% from cash, cash equivalents and short-term investments of $74.4 million at May 2, 2010, the end of fiscal 2010. The decrease is primarily due to the decrease in cash provided by operating activities of $5.5 million and an increase in the cash used in financing activities by $37.3 million, offset by an increase in the cash provided by investing activities of $14.2 million for the six months ended October 31, 2010 as compared to six months ended November 1, 2009.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of October 31, 2010, we held an aggregate of $34.5 million in cash and cash equivalents in the United States and an aggregate of $8.1 million in foreign accounts.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $5.5 million in the six months ended October 31, 2010 compared to the six months ended November 1, 2009 due to an increase in costs and expenses of $2.0 million and a decrease in cash from customers of $2.5 million, offset by an increase in accrued and other liabilities of $5.0 million. The increase in costs and expenses was primarily due to salary restorations implemented at the beginning of the fiscal year. Increased sales and marketing activity and salary restoration resulted in an increase in sales and marketing expense of $2.2 million, an increase in research and development of $1.1 million, and an increase in general and administrative expense of $0.4 million.

Net cash provided by investing activities

Net cash provided by investing activities increased by $14.2 million for the six months ended October 31, 2010 compared to the six months ended November 1, 2009. The increase was primarily due to the cash received on exercise of the purchased put option related to the ARS securities of $15.6 million and decrease of $0.9 million paid for acquisition related earnouts, offset by the release of restricted cash of $1.3 million for acquisition related earnouts; $0.3 million paid on the purchase of strategic investments and $0.7 million paid on the purchase of property and equipment.

Net cash used in financing activities

Net cash used in financing activities increased $37.3 million in the six months ended October 31, 2010, compared to the six months ended November 1, 2009. During the six months ended October 31, 2010, we paid the $23.2 million in aggregate principal amount of the 2010 Notes; we also used $11.2 million to repay the UBS secured credit line. In addition we purchased 2014 Notes with an aggregate principal value of $2.75 million for $4.8 million, and purchased 638,375 shares of common stock on the open market for $2.0 million. This was offset by proceeds of $9.3 million from term debt (net of repayment of installment and financing fee) and $1.8 million of cash received on exercise of options.

Capital resources

Cash and cash equivalents available for use aggregated a total of $42.6 million at October 31, 2010.

We believe that our existing cash and cash equivalents will be sufficient to repay the current portion of the quarterly Term Loan A and Term Loan B installments of $0.6 million and $0.4 million per quarter, respectively, and to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

During the first quarter of fiscal 2011 we exercised our purchased put option on the ARS and liquidated the $16.8 million of ARS with UBS and used the proceeds to pay the $11.2 million UBS secured credit line.

Given the current adverse economic conditions generally, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. In addition to the actions taken above to reduce our level of outstanding indebtedness as described above, these actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $4.1 million of cash from operations in the six months ended October 31, 2010.

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

Term Loan and Revolving Loans

On March 19, 2010, we entered into a new four-year credit facility with Wells Fargo Capital Finance, LLC as amended, (the “New Credit Facility”), which replaced our previous $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority interest in all of our assets. The Term Loan A repayments are in equal quarterly installments of $0.6 million, beginning October 31, 2010.

During June 2010 (“Amendment #1”), July 2010 (“Amendment #2”) and September 2010 (Amendment #3), we executed three amendments to the New Credit Facility agreement. The amendments did not materially alter the original terms of the New Credit Facility agreement. Amendment #1 included the following: (i) addition of an allowance for cash charges related to foreign currency gains and losses up to $1.3 million to be excluded from financial covenant calculations, (ii) addition of administrative requirements related to inactive subsidiaries not dissolved within 60 days of the closing date of the New Credit Facility, and (iii) clarifications of detail monthly and quarterly reporting requirements to be provided to the lender. Amendment #2 included additional administrative requirements related to inactive subsidiaries not dissolved within 60 days of the closing date of the New Credit Facility. Amendment #3 included the following: (i) allowance of cash losses up to $2.1 million related to the repurchase of 2014 Notes during the quarter ended July 31, 2010 to be excluded from financial covenant calculations, and (ii) allowance of cash losses up to $3.5 million related to inducement fees on conversion of 2014 Notes during the quarter ended October 31, 2010 to be excluded from financial covenant calculations.

On October 29, 2010, we entered into a fourth amendment (“Amendment #4”) to the New Credit Facility, which, among other things, expanded the term debt facility with Wells Fargo Capital Finance, LLC with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date of the New Credit Facility, as amended to October 29, 2014. The repayments of Term Loan B principal amounts are in equal installments of $0.4 million beginning April 30, 2011.

Under the terms of the New Credit Facility, as amended, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $40.0 million or 50% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limited our borrowing availability.

The revolving loan and Term Loan A bear interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 4.50 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 3.00 percentage points): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, we are required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, as amended and 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.

We are required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of October 29, 2014.

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

The New Credit Facility, as amended contains covenants that, among other things, limit our ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business. Events of default under the New Credit Facility, as amended, include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The New Credit Facility, as amended also restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of October 31, 2010, we had borrowed $25.0 million of term debt and had repaid the first installment of $0.6 million of Term Loan A. As of October 31, 2010, we had $13.3 million in unused revolving loans under the New Credit Facility.

As of October 31, 2010, we were in compliance with the financial covenants contained in the New Credit Facility, as amended.

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

Our 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of our common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.83 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of our common stock. The 2014 Notes are unsecured senior indebtedness, which rank equally in right of payment to the New Credit Facility, as amended. The 2014 Notes are effectively subordinated in right of payment to the New Credit Facility, as amended to the extent of the security interest held by Wells Fargo Bank in our assets. After May 15, 2013, we have the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

During the first quarter of fiscal 2011, we repurchased $2.75 million aggregate principal amount of the 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of the 2014 Notes, in private transactions. These purchases were funded from our working capital.

During the second quarter of fiscal 2011, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes, representing 77.5% of the previously outstanding aggregate principal amount into 11.5 million shares of our common stock. We incurred an inducement fee of $2.3 million on of the 2014 Notes.

As of October 31, 2010 approximately $3.25 million of the 2014 Notes remained outstanding and is convertible into approximately 1.80 million shares of our common stock. From time to time, we may enter into additional transactions in the future with respect to the repurchase or conversion of the $3.25 million remaining balance of convertible notes due May 2014 whenever conditions are sufficiently attractive. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Contractual obligations

As of October 31, 2010, our principal contractual obligations are $42.1 million from fiscal 2011 through fiscal 2014. Contractual obligations consist of the operating leases on our office facilities for $5.8 million, $2.3 million in capital lease obligations for computer equipment, $4.7 million of purchase obligations, a term loan of $24.4 million, $1.7 million in letters of credit, and $3.25 million in 2014 Notes. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of October 31, 2010. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of cash contingent consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $7.4 million as of October 31, 2010. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

We recorded unrecognized tax benefits of $18.4 million as of October 31, 2010 and May 2, 2010, respectively, of which $1.6 million is included in our long-term tax liabilities on our consolidated balance sheet as of October 31, 2010 and May 2, 2010. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of October 31, 2010, we did not have any significant “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have specified terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of October 31, 2010.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of October 31, 2010.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of October 31, 2010.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of October 31, 2010. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of October 31, 2010, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of October 31, 2010, we had approximately $3.5 million of cash and money market funds in foreign currencies. We enter into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and foreign currencies. The derivatives do not qualify for hedge accounting treatment under ASC 815. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three and six months ended October 31, 2010, net foreign exchange losses totaled $0.7 million and $0.9 million, respectively, and were included in “Other (expense), net” in our consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in EC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at October 31, 2010, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of October 31, 2010 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, filed on September 8, 2006 in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against us, in re: Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5.0 million it paid towards the settlement of the securities class action and derivative lawsuits from us or from another of our excess directors and officers liability insurers, National Union. We contend that either Genesis or National Union owes the settlement amounts, but not us. The trial court granted summary judgment for us and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and we cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of October 31, 2010, we had an aggregate principal amount of approximately $29.7 million in outstanding debt, which was comprised of $3.25 million aggregate principal amount of 2014 Notes. In addition, as of October 31, 2010, we had outstanding borrowings of $24.4 million of term loans and two letters of credit totaling $1.7 million under our new credit facility as amended with Wells Fargo Capital Finance, LLC, which expires on October 29, 2014, and $0.4 million of other indebtedness. In the second quarter of fiscal 2011, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of 2014 Notes into 11.5 million shares of our common stock and, immediately following such conversion, we had an aggregate principal amount of approximately $3.25 million in outstanding debt. On May 15, 2010, we repaid the $23.2 million outstanding 2010 Notes. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

As of October 31, 2010, we had cash and cash equivalents, excluding restricted cash, of $42.6 million.

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

We may try to access private and public sources of external financing, including debt and equity, to repay our existing indebtedness. We are also currently exploring and may explore in the future sources of external financing in order to achieve growth or other business objectives. Such financing may not be available in sufficient amounts, when needed or on terms acceptable to us, or at all. In addition, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the current trading price of our common stock and the size of our market capitalization compared to our outstanding debt. We also may, from time to time, redeem, tender for, exchange for, or repurchase our securities in the open market or in privately-negotiated transactions depending upon availability of our cash resources, market conditions and other factors. Moreover, the availability of funds under our existing $40.0 million credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt. If we are unable to obtain needed financing or generate sufficient cash from operations, our ability to expand, develop or enhance our services or products, fund our working capital requirements or respond to competitive pressures would be limited, which would materially adversely affect our business and financial condition.

We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.

We are party to a $40.0 million credit facility with Wells Fargo Capital Finance, LLC, which consists of a $25.0 million term loan and a $15.0 million revolving loans. The new credit facility replaced the earlier $15.0 million credit facility we entered into with Wells Fargo in October 2008. The new $40.0 million credit facility imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.

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

Our business depends on sales to a relatively small number of customers. Although one customer accounted for 15% or more of our consolidated revenue for six months ended October 31, 2010, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $390.0 million as of October 31, 2010. If we continue to incur losses, the trading price of our stock may decline.

We had an accumulated deficit of approximately $390.0 million as of October 31, 2010. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.

We have faced lawsuits related to patent infringement and other claims, and we may face additional intellectual property infringement claims or other litigation. Lawsuits can be costly to defend, can take the time of our management and employees away from day-to-day operations, and could result in our losing important rights and paying significant damages.

We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. For another example, we currently face a lawsuit in which one of our insurers, Genesis Insurance Company, seeks the return of $5.0 million it paid towards the settlement of the putative stockholder and derivative lawsuits that arose out of the Synopsis patent infringement lawsuit. The case is pending and described in more detail in Item 1, “Legal Proceedings”. In the future, other parties may assert intellectual property infringement claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.

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

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditures were $24.0 million and $22.9 million for the first half of fiscal 2011 and the first half of fiscal 2010, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase. If these increased efforts do not result in a corresponding increase in revenue, or if our recent decrease in research and development expenditure results in a corresponding decrease in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our financial results.

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

The recent global economic downturn has negatively affected the semiconductor industry and our business, and in response to these adverse conditions we have had to implement a series of restructuring efforts. We initiated a restructuring plan in May 2008 for which we incurred restructuring charges of $10.7 million in fiscal 2009, $2.7 million in fiscal 2010, and $0.2 million in the first half of fiscal 2011, primarily for employee termination and facility closure costs. It is possible we will make adjustments to our restructuring accrual based on the information we receive during fiscal 2011. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of October 31, 2010. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of October 31, 2010. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

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

In the first half of fiscal 2011, we generated 42% of our total revenue from sales outside North America, compared to 45% in first half of fiscal 2010.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of October 31, 2010, we had approximately $3.5 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

		Incorporated by Reference				Furnished	Filed
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

10.1	2010 Stock Incentive Plan	DEF 14	000-33213	A	August 11, 2010

10.2	Employee Stock Purchase Plan, as amended and restated	8-K	000-33213	10.1	September 10, 2010

10.3	Stock Option Incentive Agreement						X

10.4	Restricted Stock Unit Agreement						X

10.5	Amendment Number One to Credit Agreement and Consent dated, June 24, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.6	Amendment Number Two to Credit Agreement and Consent dated, July 30, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.7	Amendment Number Three to Credit Agreement and Consent dated, September 15, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.8	Amendment Number Four to Credit Agreement and Consent dated, October 29, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: December 9, 2010	/S/ PETER S. TESHIMA
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED October 31, 2010

Exhibit		Incorporated by Reference				Furnished	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith	Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	000-33213	3.1	June 28, 2002

3.2	Certificate of Correction to the Amended Certificate of Incorporation	10-K	000-33213	3.2	June 28, 2002

3.3	Amended and Restated Bylaws	10-K	000-33213	3.3	June 28, 2002

10.1	2010 Stock Incentive Plan	DEF 14	000-33213	A	August 11, 2010

10.2	Employee Stock Purchase Plan, as amended and restated	8-K	000-33213	10.1	September 10, 2010

10.3	Stock Option Incentive Agreement						X

10.4	Restricted Stock Unit Agreement						X

10.5	Amendment Number One to Credit Agreement and Consent dated, June 24, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.6	Amendment Number Two to Credit Agreement and Consent dated, July 30, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.7	Amendment Number Three to Credit Agreement and Consent dated, September 15, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

10.8	Amendment Number Four to Credit Agreement and Consent dated, October 29, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC						X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X