Form 10-Q
period 2011-01-30
MAGMA DESIGN AUTOMATION INC
filed 2011-03-10
CIK 1065034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of March 7, 2011 was 66,777,419.

MAGMA DESIGN AUTOMATION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED January 30, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 30, 2011	May 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,314	$57,518
Restricted cash	250	250
Short-term investments	—	16,837
Accounts receivable, net	21,383	17,401
Prepaid expenses and other current assets	5,618	4,472

Total current assets	72,565	96,478
Property and equipment, net	6,285	5,979
Intangible assets, net	4,568	7,487
Goodwill	7,425	7,093
Other assets	2,960	5,086

Total assets	$93,803	$122,123

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,377	$2,220
Accrued expenses	13,523	16,347
Secured credit line	—	11,162
Current portion of term debt	3,375	1,688
Current portion of other long-term liabilities	1,392	1,901
Deferred revenue	26,438	25,528
Convertible notes, net of debt discount of $44 at May 2, 2010	—	23,206

Total current liabilities	48,105	82,052
Convertible notes, net of debt premium of $157 and $1,574 at January 30, 2011 and May 2, 2010, respectively	3,407	28,263
Long-term portion of term debt	21,063	13,312
Long-term tax liabilities	1,859	1,856
Other long-term liabilities	1,388	922

Total liabilities	75,822	126,405

Commitments and contingencies (Note 13)
Stockholders equity (deficit):
Common stock	7	6
Additional paid-in capital	443,687	417,131
Accumulated deficit	(388,835)	(383,824)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,263)	(4,980)

Total stockholders equity (deficit)	17,981	(4,282)

Total liabilities and stockholders equity (deficit)	$93,803	$122,123

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Revenue:
Licenses	$21,944	$16,191	$62,962	$43,207
Bundled licenses and services	6,606	7,923	19,410	23,692
Services	6,215	6,851	18,875	22,569

Total revenue	34,765	30,965	101,247	89,468

Cost of revenue:
Licenses	706	844	2,255	2,327
Bundled licenses and services	903	1,114	2,645	3,167
Services	3,294	3,244	9,808	9,726

Total cost of revenue	4,903	5,202	14,708	15,220

Gross profit	29,862	25,763	86,539	74,248
Operating expenses:
Research and development	12,618	12,218	36,624	35,143
Sales and marketing	10,758	10,051	32,644	29,754
General and administrative	4,645	4,286	13,960	13,199
Amortization of intangible assets	258	260	803	870
Restructuring charges	776	(17)	944	933

Total operating expenses	29,055	26,798	84,975	79,899

Operating income (loss)	807	(1,035)	1,564	(5,651)
Other income (expense):
Interest income	36	75	85	180
Interest and amortization of debt discount /premium	(501)	(1,037)	(1,844)	(3,299)
Valuation gain, net	—	64	38	390
Loss on extinguishment of debt, notes due in 2014	—	—	(2,093)	—
Inducement fees on conversion of notes due in 2014	23	—	(2,256)	—
Other income (expense), net	892	(523)	29	(1,310)

Other income (expense), net	450	(1,421)	(6,041)	(4,039)

Net income (loss) before income taxes	1,257	(2,456)	(4,477)	(9,690)
Benefit from (provision for) income taxes	(296)	(182)	(534)	7,084

Net Income (loss)	$961	$(2,638)	$(5,011)	$(2,606)

Net Income (loss) per share, basic	$0.01	$(0.05)	$(0.08)	$(0.05)

Net Income (loss) per share, diluted	$0.01	$(0.05)	$(0.08)	$(0.05)

Shares used in per share calculation, basic	65,714	50,348	59,606	49,018

Shares used in per share calculation, diluted	69,491	50,348	59,606	49,018

See accompanying notes to unaudited condensed consolidated financial statements

MAGMA DESIGN AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	January 30, 2011	January 31, 2010
Cash flows from operating activities:
Net loss	$(5,011)	$(2,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,429	5,039
Amortization of intangible assets	3,229	3,942
Provision for doubtful accounts	—	(155)
Amortization of debt discount and debt issuance costs	499	1,526
Amortization of debt premium	(299)	(146)
Gain on extinguishment of convertible notes	—	(278)
Loss on extinguishment of convertible notes due 2014	2,093	—
Inducement fee on conversion of convertible notes due 2014	2,256	—
Loss on auction rate securities	—	1,170
Gain on purchased put option	(38)	(1,559)
Loss/(Gain) on strategic equity investments	(793)	364
Stock-based compensation	9,976	10,558
Restructuring charges	(2,240)	(1,336)
Other non-cash items	(2)	27
Changes in operating assets and liabilities:
Accounts receivable	(3,307)	7,415
Prepaid expenses and other assets	556	(2,540)
Accounts payable	1,157	200
Accrued expenses	(1,574)	2,882
Deferred revenue	959	(2,813)
Other long-term liabilities	17	(8,120)

Net cash provided by operating activities	10,907	13,570

Cash flows from investing activities:
Cash paid for business acquisitions	(602)	(1,816)
Purchase of property and equipment	(893)	(1,172)
Proceeds from maturities and sale of investments	16,875	1,425
Purchase of strategic investments	(275)	—
Restricted cash	—	1,465

Net cash provided by (used in) investing activities	15,105	(98)

Cash flows from financing activities:
Repayment of lease obligations	(1,976)	(1,844)
Repayment of secured credit line	(11,162)	(1,209)
Proceeds from revolving note	—	19
Issuance costs related to convertible notes due 2014	—	(1,852)
Repayment of convertible notes due 2010	(23,250)	—
Repurchase of convertible notes due 2014	(4,839)	—
Proceeds from term debt	10,000	—
Payment of financing fee on term debt	(106)	—
Repayment of term debt	(563)	—
Proceeds from issuance of common stock, net	2,730	1,889
Repurchase of common stock for retirement	(5,273)	—
Retirement of restricted stock	(1,526)	(1,270)
Payment of inducement fee on conversion of convertible notes due 2014	(2,279)	—
Restricted cash	—	7,500

Net cash provided by (used) in financing activities	(38,244)	3,233

Effect of foreign currency translation changes on cash and cash equivalents	28	557

Net change in cash and cash equivalents	(12,204)	17,262
Cash and cash equivalents, beginning of period	57,518	32,888

Cash and cash equivalents, end of period	$45,314	$50,150

Supplemental disclosure of cash flow information
Non -cash investing and financing activities:
Conversion of notes due in 2014 to common stock	$20,689	$—

Purchase of equipment under capital leases	$1,692	$—

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

In October 2009, the Financial Standards Accounting Board (the “FASB”) issued an amendment to Accounting Standards Codification Topic (“ASC”) 605-25, Multiple Element Arrangements (“ASC 605-25”), which modifies how a company separates consideration in multiple-delivery arrangements. The amendment establishes a selling price hierarchy for determining the selling price of a deliverable. The amendment also clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendment also eliminates the residual method of allocating revenue and requires the use of the relative selling price for non-software arrangements. This amendment to ASC 605-25 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements. The Company does not enter into non-software revenue arrangements.

In October 2009, the FASB issued an amendment to ASC 985-605, Software-Revenue Recognition (“ASC 985-605”), which modifies the accounting model for revenue arrangements that include both tangible products and software elements. This amendment to ASC 985-605 is effective for new revenue arrangements entered into or modified in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company does not sell products that include both tangible products and software elements; therefore, this amendment will not impact the Company’s consolidated financial statements.

In April 2010, the FASB issued an amendment to ASC 605, Revenue Recognition (“ASC 605”), to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This amendment to ASC 605 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not provide research or development for others and does not recognize revenue using the milestone method; therefore this amendment will not impact the Company’s consolidated financial statements.

Note 2.    Fair Value Option

During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the Auction Rate Securities (“ARS”) settlement agreement signed with UBS Financial Services, Inc. (“UBS”) (see Note 3 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. Fair value accounting led to a gain of $0 and $38,000 on the exercise of the purchased put option for the three and nine months ended January 30, 2011, respectively, which is included in “Valuation gain, net” in the Company’s condensed consolidated statements of operations.

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

The following table summarizes the Company’s carrying values and market-based fair values of the Company’s financial instruments as of May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
May 2, 2010
Auction rate securities	$16,512	$16,512
Purchased put option	$325	$325

The following table is a reconciliation of these financial instruments measured at fair value using significant unobservable inputs (Level 3) during the nine months ended January 30, 2011 (in thousands):

Nine Months Ended January 30, 2011
Beginning balance	$16,837
Net sales and settlements	(16,875)
Gain on put option	38

Ending balance	$—

Cash, cash equivalents, and short-term investments are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
January 30, 2011
Cash and cash equivalents
Cash (U.S. and international)	$45,314	$—	$—	$45,314

May 2, 2010
Cash and cash equivalents
Cash (U.S. and international)	$57,518	$—	$—	$57,518

Total cash and cash equivalents	57,518	—	—	57,518

Short-term investments:
Auction rate securities	16,875	—	(38)	16,837

Total cash and cash equivalents and short-term investments	$74,393	$—	$(38)	$74,355

As of January 30, 2011, the Company’s current investments classified as cash and cash equivalents with stated maturities within one year were $45.3 million.

The fair value of outstanding forward exchange contracts was approximately $0 million and $2.1 million as of January 30, 2011 and May 2, 2010, respectively. The Company had realized gains on foreign currency forward exchange contracts of $0.2 million for the three months ended January 30, 2011 and realized losses of $0.2 million for the nine months ended January 30, 2011, respectively. As of January 30, 2011 and May 2, 2010, the Company recorded an unrealized loss of $38,000 and $19,000 in other current liabilities. Short-term investments as of May 2, 2010 on the condensed consolidated balance sheets consisted of (i) ARS that were AAA rated and secured by pools of student loans guaranteed by state regulated higher education agencies and reinsured by the U.S. Department of Education, and (ii) the UBS purchased put option. During the first quarter of fiscal 2011, the Company exercised its put option and liquidated the $16.8 million ARS and used part of the proceeds to repay its outstanding $11.2 million secured line of credit to UBS.

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

Upon the exercise of the purchased put option in the first quarter of fiscal 2011, the Company recorded a gain of $38,000 for the nine months ended January 30, 2011. This gain is reported in “Valuation gain, net” in the condensed consolidated statements of operations. For the nine months ended January 31, 2010, the Company recorded a gain of $1.6 million for the ARS. This gain was offset by losses related to the purchased put option of $1.2 million.

Note 4.    Basic and Diluted Net Income (Loss)

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the “treasury stock” method of accounting. Potentially dilutive common shares outstanding include shares issuable under the Company’s stock-based compensation plans such as stock options, restricted stock, restricted stock units and employee stock purchase plan, as well as shares issuable upon conversion of redeemable convertible notes.

A summary of weighted average shares used in basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Numerator
Net income (loss)	$961	$(2,638)	$(5,011)	$(2,606)
Denominator
Weighted-average common shares for basic net income (loss)	65,714	50,348	59,606	49,018
Dilutive effect of common shares equivalents from stock - based compensation plans	3,777	—	—	—

Weighted-average common shares for diluted net income (loss) per share	69,491	50,348	59,606	49,018

Certain shares issuable under stock options, restricted stock, restricted stock units and the employee stock purchase plan were excluded from the computation of diluted net income (loss) per share in periods when their effect was anti-dilutive; either because the Company incurred a net loss for the period, the exercise price of the options was greater than the average market price of the common stock during the period, or the effect was anti-dilutive as a result of applying the “treasury stock” method. In addition, certain common shares issuable upon conversion of convertible notes were excluded from the computation of diluted net income (loss) per share because their effect was anti-dilutive as a result of applying the “if converted” method.

A summary of the potential common shares excluded from diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Total weighted shares of common stock issuable under Company’s stock-based compensation plans	7,613	12,352	11,399	12,127
Weighted shares of common stock issuable upon conversion of convertible notes	1,806	16,377	7,413	10,164

Note 5.    Balance Sheet Components

Significant components of certain balance sheet items were as follows (in thousands):

	January 30, 2011	May 2, 2010
Accounts receivable, net:
Trade accounts receivable	$16,268	$14,475
Unbilled receivable	5,115	2,943
Gross accounts receivable	21,383	17,418

Allowance for doubtful accounts	—	(17)
Total accounts receivable, net	$21,383	$17,401

Accrued expenses:
Accrued sales commissions	$905	$2,098
Accrued bonuses	2,221	4,456
Other payroll and related accruals	5,346	4,168
Acquisition accrual	393	353
Accrued professional fees	308	475
Income taxes payable	171	277
Restructuring accrual	1,139	2,366
Other	3,040	2,154

Total accrued expenses	$13,523	$16,347

Note 6.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following (in thousands):

	January 30, 2011	May 2, 2010
Foreign currency translation adjustments	$(4,263)	$(4,980)

Accumulated other comprehensive loss	$(4,263)	$(4,980)

Note 7.    Acquisitions

The Company did not make any material acquisitions during the nine months ended January 30, 2011.

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

	Nine Months Ended
	January 30, 2011	January 31, 2010
Goodwill:
Sabio Labs, Inc	$332	$302

Total goodwill	332	302

Intangible assets:
Licensed Technology	310	347

Total intangible assets	310	347

Total earnout consideration	$642	$649

Note 8.    Goodwill and Intangible Assets

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

		January 30, 2011			May 2, 2010
	Average Life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,425	$—	$7,425	$7,093	$—	$7,093

Other intangible assets:
Developed technology	43	$115,436	$(113,991)	$1,445	$115,436	$(112,897)	$2,539
Licensed technology	40	42,356	(40,941)	1,415	42,046	(39,291)	2,755
Customer relationship or base	70	5,575	(4,373)	1,202	5,575	(3,981)	1,594
Patents	57	13,015	(13,015)	—	13,015	(13,004)	11
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,090)	300
Assembled workforce	45	1,252	(1,251)	1	1,252	(1,248)	4
Non-competition agreements	36	600	(597)	3	600	(572)	28
Trademark	67	900	(698)	202	900	(644)	256

Total		$180,524	$(175,956)	$4,568	$180,214	$(172,727)	$7,487

During the nine months ended January 30, 2011, the Company increased its goodwill by $0.3 million reflecting purchase price adjustments related to acquired businesses.

The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statements of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Amortization of intangible assets included in:
Cost of revenue-licenses	$620	$622	$1,947	$2,134
Cost of revenue-bundled licenses and services	148	241	479	938
Operating expenses	258	260	803	870

Total	$1,026	$1,123	$3,229	$3,942

As of January 30, 2011, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining three months)	$937
2012	2,086
2013	1,123
2014	282
2015 and thereafter	140

$4,568

ASC 350-20, Goodwill (“ASC 350-20”), requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. The Company has determined that it has one reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment losses recorded in the future could have a material adverse impact on the Company’s financial condition and results of operations.

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

The Company conducts its annual goodwill impairment test on December 31. Accordingly, the Company conducted the test on December 31, 2010 using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of the Company’s common stock. At December 31, 2010, the Company determined that the fair value of its reporting unit is greater than the net book value of the net assets of the reporting unit and therefore concluded there is no impairment of goodwill.

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

The 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $1.80 per share, for an aggregate of approximately 14.8 million shares. Upon conversion, the holders of the 2014 Notes will receive shares of common stock of the Company. Except in limited specific circumstances related to a change in control, holders will not receive a cash settlement; therefore, the Company is not required to separately account for the liability and equity components on the 2014 Notes. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma’s credit facility with Wells Fargo Capital Finance, LLC (see Note 10 “Term Loan and Revolving Loans”). The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.

During the first quarter of fiscal 2011, the Company repurchased an aggregate principal amount of $2.75 million of the 2014 Notes for $4.8 million in cash. A loss on extinguishment of the 2014 Notes of $2.1 million is accounted for in the condensed consolidated statements of operations as “Loss on extinguishment of debt, notes due in 2014”.

During the second quarter of fiscal 2011, the Company engaged in separately negotiated transactions with certain holders of its 2014 Notes to convert outstanding 2014 Notes to common stock. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes into 11.5 million shares of the Company’s common stock. The 2014 Notes were converted at $1.80 per share per the initial indenture agreement at issuance. On conversion of the notes the Company incurred $2.3 million in inducement fees, which are accounted for in the condensed statements of operations as “Inducement fees on conversion of Notes due in 2014”.

As of January 30, 2011 approximately $3.25 million of the 2014 Notes remained outstanding and is convertible into approximately 1.80 million shares of our common stock.

The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of January 30, 2011 and May 2, 2010 (in thousands):

	Carrying Value	Estimated Fair Value
January 30, 2011
Convertible senior notes due 2014	$3,250	$7,380
May 2, 2010
Convertible senior notes due 2010	$23,250	$23,250
Convertible senior notes due 2014	$26,689	$47,405

Note 10.    Term Loan and Revolving Loans

On March 19, 2010, the Company entered into a new four-year credit facility with Wells Fargo Capital Finance, LLC, (as amended, the “New Credit Facility”), which replaced the Company’s $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority interest in all of the Company’s assets. The Term Loan A repayments are in equal quarterly installments of $0.6 million, beginning October 31, 2010.

The Company subsequently executed three amendments in order to clarify certain administrative and operational aspects of the New Credit Facility. The amendments were executed in June 2010, July 2010 and September 2010, respectively, and did not materially alter the terms and conditions of the New Credit Facility. In October 2010, the Company executed a fourth amendment, which expanded the New Credit Facility with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date to October 2014. The repayments of Term Loan B principal amounts are in equal installments of $0.4 million beginning April 30, 2011.

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

The New Credit Facility, as amended, contains covenants that limit the Company’s ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of the Company’s business. Events of default under the New Credit Facility as amended include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.

The New Credit Facility, as amended, also restricts the Company’s ability to pay dividends or make other distributions on the Company’s stock and requires that the Company maintain certain financial conditions. As of January 30, 2011, the Company had borrowed $25.0 million of term debt and paid the first installment of $0.6 million on Term Loan A. As of January 30, 2011, the unused amount of revolving loan under the New Credit Facility, as amended was $13.3 million. As of January 30, 2011, the Company was in compliance with the financial covenants contained in the New Credit Facility.

The Company entered into the Credit Facility on October 31, 2008. As amended by the First Amendment dated March 11, 2009, the Second Amendment dated May 21, 2009, and the Third Amendment dated October 1, 2009, the Credit Facility (i) provided for a single revolving line of credit note of up to $15.0 million, which replaced the two previous $7.5 million revolving line of credit notes, (ii) eliminated the requirement that Magma maintain a minimum accounts receivable borrowing base and cash collateral, and (iii) extended the term of the line of credit to September 30, 2010. The note bore an annual interest rate equal to a fluctuating rate of 3.5% above the one month LIBOR rate on outstanding borrowings. The Credit Facility, among other things required that the Company provide certain financial statements to Wells Fargo, restricted the Company’s ability to pay dividends or make other distributions on its stock and required that the Company maintain certain financial conditions. As described above, the Credit Facility was terminated and replaced with the New Credit Facility in March 2010.

Note 11.    Secured Credit Line

In October 2008, the Company obtained a secured line of credit with UBS in conjunction with the settlement agreement it entered into with UBS with respect to the Company’s ARS. During the first quarter of fiscal 2011, the Company exercised its ARS put option and liquidated the $16.8 million of ARS and used part of the proceeds to repay its outstanding $11.2 million secured line of credit with UBS (see Note 3 “Fair Value of Financial Instruments”).

As amended January 22, 2009, the secured line of credit was a 100% Loan-to-Par Value No Net Cost loan program. Under this program, the interest rate was based on the lesser of either the weighted average ARS coupon rate or the published UBS Bank rate. This new rate applied to existing outstanding balances and new advances. The initial line of credit obtained in October 2008 was due on demand and allowed for borrowings of up to 75% of the market value of the ARS, as determined by UBS, pledged as collateral for the line of credit. Prior to January 22, 2009, advances under this agreement bore interest at LIBOR plus 1.0% with interest payments payable monthly. All interest, dividends, distributions, premiums, other income and payments received into the ARS investment account at UBS were automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS would be automatically transferred to UBS as payments. If these payments were insufficient to pay all accrued interest by the monthly due date, then UBS would either require the Company to make additional interest payments or, at UBS’s discretion, capitalize unpaid interest as an additional advance. UBS’s intent was to cause the interest rate payable by the Company to be equal to the weighted average interest or dividend rate payable to the Company on the ARS pledged as collateral.

Note 12.    Restructuring charges

In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to better align its resources and improve operating efficiencies. The Company recorded pre-tax restructuring charges of $0.8 million and $0.9 million for the three and nine months ended January 30, 2011, respectively. These costs related to severance, expatriate relocation, facilities consolidation and termination, discontinued software for internal use, and other costs related to the restructuring. During the nine months ended January 30, 2011, the Company did not initiate any additional restructuring activities, and adjustments were made to the previously estimated restructuring expense.

The cash payments associated with the net restructuring liability are expected to be paid through fiscal 2011. The restructuring liability activity was as follows (in thousands):

	Severance	Relocation	Facilities and Other	Net Liability
Balance at May 2, 2010	$1,998	$9	$428	$2,435
Restructuring provision	(3)	(9)	(2)	(14)
Cash payments	(1,757)	—	(110)	(1,867)

Balance at August 1, 2010	$238	$—	$316	$554

Restructuring provision	222	—	(40)	182
Cash payments	(120)	—	(89)	(209)

Balance at October 31, 2010	$340	$—	$187	$527

Restructuring provision	56	—	720	776
Cash payments	(91)	—	(73)	(164)

Balance at January 30, 2011	$305	$—	$834	$1,139

Note 13.    Contingencies

The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, as of January 30, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of January 30, 2011 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

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

The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and we cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. On December 20, 2010, the trial ruled on various cross-motions that National Union owes the settlement amount to Genesis. The court entered a judgment in favor of Genesis and the Company on March 2, 2011, requiring that National Union pays $5.0 million plus prejudgment interest to Genesis. National Union has stated that it intends to appeal. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations do not have a specific term. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of January 30, 2011.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of January 30, 2011.

In connection with certain of the Company’s business acquisitions, the Company has also agreed to assume, or cause its subsidiaries to assume, the indemnification obligations of the acquired companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 30, 2011.

Warranties

The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of January 30, 2011. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

Note 14.    Repurchase and Retirement of Common Stock

Effective January 31, 2011, the Company’s Board of Directors approved an increase in the Company’s stock buy-back program, authorizing the Company to purchase up to $30.0 million of its common stock, an increase in $10.0 million over the original authorization of $20.0 million announced in fiscal 2008.

During the first quarter of fiscal 2011, the Company used approximately $2.0 million to repurchase approximately 638,375 shares of its common stock in the open market. The repurchase prices ranged from $2.82 to $3.37 per share. The repurchased shares were retired immediately subsequent to the purchase.

During the third quarter of fiscal 2011, the Company used approximately $3.3 million to repurchase approximately 680,100 shares of its common stock in the open market. The repurchase prices ranged from $4.48 to $5.03 per share. The repurchased shares were retired immediately subsequent to the purchase.

Note 15.    Stock-Based Compensation

The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Cost of revenue	$410	$408	$1,259	$1,212
Research and development expense	1,197	1,228	3,535	3,378
Sales and marketing expense	937	1,011	2,802	3,088
General and administrative expense	863	970	2,380	2,880

Total stock-based compensation expense	$3,407	$3,617	$9,976	$10,558

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

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Stock options	$637	$795	$1,920	$2,014
Restricted stock and restricted stock units	1,654	1,896	4,806	5,884
Employee stock purchase plan	1,116	926	3,250	2,660

Total stock-based compensation expense	$3,407	$3,617	$9,976	$10,558

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

The assumptions used in the Black-Scholes model and the weighted average grant date fair values per share were as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Stock options:
Expected life (years)	3.91 – 3.99	3.90 – 4.00	3.90 – 3.99	3.08 – 4.00
Volatility	71%	85%	71%	85% – 88%
Risk-free interest rate	1.56% – 1.63%	1.71%	0.67% – 1.63%	1.50% – 2.10%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$2.54	$1.54	$2.28	$1.23

ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	71%	85%	71%	85% – 88%
Risk-free interest rate	0.36%	0.29%	0.32% – 0.43%	0.29% – 0.54%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.84	$1.22	$1.54	$0.78

As of January 30, 2011, there was approximately $3.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.42 years.

As of January 30, 2011, the Company had $1.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $2.3 million and $1.6 million for the nine months ended January 30, 2011 and January 31, 2010, respectively.

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

As of January 30, 2011, the Company had $6.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.68 years.

As of January 30, 2011, there was $18,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 0.33 years.

Note 16.    Income Taxes

The benefit from (provision for) income taxes was ($0.3) million and ($0.5) million for the three and nine months ended January 30, 2011 and ($0.2) million and $7.1 million for the three and nine months ended January 31, 2010, respectively. The results for the nine months ended January 31, 2010 include a $7.8 million tax benefit related to South Korea withholding tax that was recognized as income during the second quarter ended November 1, 2009. The recognition of this tax benefit was a discrete item, and therefore, was not reflected in the estimated annual effective tax rate, nor did it have any cash impact. Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our income tax expense was ($0.7) million for the nine months ended January 31, 2010.

For the nine months ended January 30, 2011, the Company had approximately $18.4 million of total gross unrecognized tax benefits, of which $1.5 million, if recognized, would favorably affect its effective tax rate in future periods and $1.6 million, if recognized, would result in a credit to additional paid-in capital. The remaining $15.3 million of unrecognized tax benefits, if recognized, would result in an increase in deferred tax assets. However, the Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any of such uncertain tax positions be favorably settled in the future.

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

Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
North America*	$23,945	$20,466	$62,740	$52,401
Europe	2,603	4,943	8,391	9,899
Japan	3,757	2,394	12,193	12,317
Asia-Pacific (excluding Japan)	4,460	3,162	17,923	14,851

	$34,765	$30,965	$101,247	$89,468

	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
North America*	69%	66%	62%	58%
Europe	7%	16%	8%	11%
Japan	11%	8%	12%	14%
Asia-Pacific (excluding Japan)	13%	10%	18%	17%

	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.

For the three months ended January 30, 2011 and January 31, 2010, the Company had one and two customers that each represented 10% or more of total revenue, respectively. For the nine months ended January 30, 2011 and January 31, 2010, no customer represented 10% or more of total revenue.

Note 18.    Related Party Transactions

In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-year lease agreement. The lease was amended in February 2007. In March 2010, the lease was extended for an additional three years. The lease expires in fiscal 2014. During the three and nine months ended January 30, 2011, the Company recorded $0.2 million and $0.6 million, respectively, of rent expense and recognized $1.7 million and $5.0 million from the sale of software licenses to this customer. During the three and nine months ended January 31, 2010, the Company recorded $0.2 million and $0.5 million, respectively, of rent expense related to this lease and recognized $1.7 million and $5.0 million, respectively, in revenue from the sale of software licenses to this customer.

A member of the Company’s Board of Directors, also serves as a Director and Chairman of the Board for a customer of Magma. Magma recognized revenue from the sale of software licenses to this customer representing 7% and 4% of total revenue for the three and nine months ended January 30, 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended May 2, 2010. Throughout this section, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or comparable terminology, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to:

•	our expectations about future revenue, operating expenses and results of operations;

•	our expectation that our sales cycle will lengthen;

•

our belief that we will have sufficient capital resources to fund our working capital requirements and operations, capital investments, and debt service during the next twelve months and that we will be able to depend in large part on our ability to continue to generate cash from operations to fund our needs;

•	our belief that our acquisitions will enable us to compete successfully in the electronic design automation industry and our expectation that we will be able to make acquisitions in the future;

•	our expectation that we will be able to continue to use earnout arrangements to consummate our acquisitions and our belief that these arrangements will not complicate integration efforts;

•	our expectations regarding legal proceedings, exposure to indemnification obligations and adequacy of insurance coverage; and

•	our stock price volatility.

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

During the third quarter of fiscal 2011, we recognized revenue of $34.8 million, an increase of 12% from the third quarter of fiscal 2010. License revenue for the third quarter ended January 30, 2011 accounted for approximately 78% of total revenue, compared to 79% in the preceding quarter and 72% in the third quarter of the prior fiscal year.

Global Markets

Recent market and economic conditions have been challenging with tighter credit conditions and slower growth through fiscal 2010 and the first nine months of fiscal 2011. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally.

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

For transactions that include bundled maintenance for the entire license term we have no VSOE of fair value of maintenance. Therefore, we recognize license revenue ratably over the maintenance period. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the arrangement fee is due within one year of the contract date—we recognize revenue to the extent of the lesser of the amount due and payable or the ratable portion. Where consulting and training services are included in bundled arrangements that include time-based licenses and post contract support (“PCS”) where VSOE of PCS has not been established, the Company recognizes the entire arrangement fee ratably over the PCS service period, beginning with the delivery of the software, provided that all other revenue recognition criteria are met. We classify the revenue recognized from these transactions separately as bundled licenses and services revenue in our consolidated statements of operations.

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

As of January 30, 2011, two of our customers each accounted for more than 10% of total receivables. None of these customers are included in our allowance as of January 30, 2011.

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

We recorded a gain of $38,000 for the nine months ended January 30, 2011, which is reported in “Valuation gain, net” in the condensed consolidated statements of operations. For the nine months ended January 31, 2010, we recorded a gain of $1.6 million for the ARS. This gain was offset by losses related to the purchased put option of $1.2 million.

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

On July 2, 2010 we exercised the purchased put option and liquidated the $16.8 million ARS. A gain of $38,000 on liquidation is recorded in “Valuation gain, net” in the consolidated statements of operation for the nine months ended January 30, 2011.

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

Based on the Level 3 valuation and the transfer of the ARS from the available-for-sale category to the trading category, we recorded an other-than-temporary gain of $0.4 million in “Valuation gain, net” in the condensed consolidated statements of operations for the nine months ended January 31, 2010.

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

During fiscal 2011, we conducted our annual goodwill impairment test at December 31, 2010, using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. At December 31, 2010, we determined that the fair value of the Company was greater than the net book value of the net assets of the reporting unit including goodwill and therefore concluded there was no impairment of goodwill.

We did not have any impairment of goodwill in fiscal 2010.

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

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The amount of income taxes we pay could be subject to audits by federal, state, and foreign tax authorities, which could result in proposed assessments. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these tax matters will not be different from what was reflected in our historical income tax provisions.

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

As of January 30, 2011, we believe a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Strategic investments in privately-held companies

Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $0.5 million at January 30, 2011. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.

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

We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded write-downs related to these non-marketable equity investments of $26,000 and $0.1 million, respectively, for the three and nine months ended January 30, 2011 for our proportionate share in the net losses of the investee companies. Similarly, we recorded write-downs related to these non marketable equity investments of $0.1 million and $0.3 million, respectively, for the three and nine months ended January 31, 2010 for our proportionate share in the net losses of the investee companies.

The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was as follows (in thousands):

	January 30, 2011	May 2, 2010
Non-Marketable Securities - Application of Cost Method	$—	$721
Non-Marketable Securities - Application of Equity Method	531	622

Total	$531	$1,343

During the third quarter of fiscal 2011, Xilinx, Inc. purchased 100% of the outstanding stock of AutoESL Design, Inc., for $24.0 million in cash and future contingent cash payments. Our 10% ownership interest in AutoESL. at the time of the sale resulted in $1.9 million in cash at closing and $0.5 million in contingent proceeds. The contingent proceeds consist of an amount equal to 20% of the initial consideration to be held in escrow and released for payment 12 months from the date of the agreement, to secure the indemnification obligations of the seller. The escrow proceeds represent a security from the AutoESL stockholders to indemnify and hold Xilinx harmless should it suffer any monetary damages paid, incurred or sustained from (a) any breach of or inaccuracy in a representation or warranty of AutoESL; (b) any failure of AutoESL to perform or comply with any covenant or agreement applicable to the merger agreement; (c) fraud; (d) any liability for taxes or any claims by any third-party alleging or involving pre-closing taxes; (e) any inaccuracy in any information to be delivered to Xilinx for the merger; and (f) any amounts paid to holders of dissenting shares in excess of the amount they would have been entitled to pursuant to the terms of the merger. The proceeds (net of expenses) of $1.9 million offset against the net book value of the investment of $1.0 million on the date of sale of the investment resulted in a net gain of $0.9 million, which was recorded in the statement of operations in other income.

The escrow amount is a contingency representing incremental income and will be recognized if and when all contingencies are resolved per ASC 450-30, Contingencies.

As of January 30, 2011, because we had not received cash proceeds from the sale of our share in AutoESL, the receivable was recorded in Other Assets in the condensed consolidated balance sheet.

Results of Operations

Revenue

Revenue is comprised of licenses revenue, bundled licenses and services revenue, and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Bundled licenses and services revenue consists of fees for software licenses and PCS where we do not have VSOE of fair value of PCS. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with licenses where we have established VSOE to account for services separately. We recognize revenue based on the specific terms and conditions of the license contracts with our customers for our products and services as described above under the caption “Critical Accounting Policies and Estimates.”

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

Revenue, cost of revenue and gross profit

The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and nine months ended January 30, 2011 and January 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$5,418	16%	$6,373	21%	$(955)	(15)%
Due & Payable	14,901	43%	11,520	37%	3,381	29%
Up-Front*	3,712	10%	3,221	10%	491	15%
Cash Receipts	3,072	9%	1,306	4%	1,766	135%

Total Licenses revenue	27,103	78%	22,420	72%	4,683	21%
Services revenue **	7,662	22%	8,545	28%	(883)	(10)%

Total Revenue	34,765	100%	30,965	100%	3,800	12%

Cost of Revenue
License	873	2%	1,170	4%	(297)	(25)%
Services	4,030	12%	4,032	13%	(2)	(0)%

Total cost of sales	4,903	14%	5,202	17%	(299)	(6)%

Gross Profit	$29,862	86%	$25,763	83%	$4,099	16%

Nine Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue **
Ratable	$15,738	16%	$19,424	22%	$(3,686)	(19)%
Due & Payable	43,490	43%	32,237	36%	11,253	35%
Up-Front*	11,254	11%	5,502	6%	5,752	105%
Cash Receipts	7,698	7%	4,571	5%	3,127	68%

Total Licenses revenue	78,180	77%	61,734	69%	16,446	27%
Services revenue **	23,067	23%	27,734	31%	(4,667)	(17)%

Total Revenue	101,247	100%	89,468	100%	11,779	13%

Cost of Revenue
License	2,807	3%	3,340	4%	(533)	(16)%
Services	11,900	12%	11,880	13%	20	0%

Total cost of sales	14,707	15%	15,220	17%	(513)	(3)%

Gross Profit	$86,540	85%	$74,248	83%	$12,292	17%

*	Includes $3.5 million or 10% and $7.9 million or 8% of total revenue from new contracts for the three and nine months ended January 30, 2011, respectively.
**

Bundled licenses and services in the condensed consolidated statements of operations consisted of $5.2 million of license revenue and $1.4 million of service revenue for the three months ended January 30, 2011, and $15.2 million of license revenue and $4.2 million of service revenue for the nine months ended January 30, 2011.

We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and nine months ended January 30, 2011 and January 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Domestic	$23,945	69%	$20,466	66%	$3,479	17%
International:
Europe	2,603	7%	4,943	16%	(2,340)	(47)%
Japan	3,757	11%	2,394	8%	1,363	57%
Asia-Pacific (excluding Japan)	4,460	13%	3,162	10%	1,298	41%

Total international	10,820	31%	10,499	34%	321	3%

Total revenue	$34,765	100%	$30,965	100%	$3,800	12%

Nine Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Domestic	$62,740	62%	$52,401	58%	$10,339	20%
International:
Europe	8,391	8%	9,899	11%	(1,508)	(15)%
Japan	12,193	12%	12,317	14%	(124)	(1)%
Asia-Pacific (excluding Japan)	17,923	18%	14,851	17%	3,072	21%

Total international	38,507	38%	37,067	42%	1,440	4%

Total revenue	$101,247	100%	$89,468	100%	$11,779	13%

Revenue

Revenue for the three and nine months ended January 30, 2011 was $34.8 million and $101.2 million, respectively, an increase of 12% and 13% from each of the three and nine months ended January 31, 2010, respectively.

Licenses revenue increased by 21% and 27%, respectively, in the three and nine months ended January 30, 2011 as compared to the three and nine months ended January 31, 2010. The increase in the license revenue was due to enhanced versions of several existing products gaining initial market acceptance, combined with some improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending compared to an atypical weakness in license revenue for the three and nine months ended January 31, 2010.

•

Ratable and Due & Payable revenue combined increased by $2.4 million or 14%, and $7.6 million or 16%, for the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010. The increase as a percentage of total revenue is the result of the mix and volume of revenue from backlog from long-term Ratable and Due & Payable contracts recognized during the quarter compared to Up-Front revenue. The mix and volume of contracts is primarily driven by customer requirements and is within our expected target of revenue from backlog.

•

Up-Front revenue increased $0.5 million or 15% and $5.8 million and 105%, in the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010. Up-front revenue as a percentage of total revenue increased by 5% for the nine months ended January 30, 2011, as compared to the nine months ended January 31, 2010. The increase as a percent of total revenue is the result of the mix and volume of Up-Front revenue recognized during the quarter compared to revenue from backlog from long-term Ratable and Due & Payable contracts. The mix and volume of Up-Front contracts is primarily driven by customer requirements and includes $3.5 million and $7.9 million, or 10% and 8% of total revenue for the three and nine months ended January 30, 2011, respectively, from new contracts entered into in the quarter, and is within our target of 10% or less of total revenue.

•

Cash Receipts revenue increased during the three and nine months ended January 30, 2011 by $1.8 million and $3.1 million, respectively, as compared to the three and nine months ended January 31, 2010. The increase is due to additional customers classified as cash receipts as a result of a continued concern for the financial condition of some of our customers.

Services revenue decreased by $0.9 million and $4.7 million during the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010. We believe the fluctuations were a result of the timing of customer’s purchase of services.

Domestic revenue increased by $3.5 million and $10.3 million during the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010.

International revenue increased by $0.3 million and $1.4 million during the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010.

The increase in the domestic and international revenue is due to the improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending.

One customer accounted for 10% or more of total revenue for the fiscal quarter ended January 30, 2011 and two customers each accounted for 10% or more of total revenue for the fiscal quarter ended January 31, 2010.

Cost of Revenue

Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature, variable expenses such as royalties, and allocated outside sales representative expenses.

Cost of licenses revenue decreased by $0.3 million and $0.5 million or 25% and 16% during the three and nine months ended January 30, 2011, respectively, compared to the three and nine months ended January 31, 2010, primarily due to the full amortization of significant intangible assets from acquisitions.

Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.

Cost of services revenue decreased by $2,000 and increased by $20,000 for the three and nine months ended January 30, 2011, respectively, as compared to the three and nine months ended January 31, 2010, respectively. The change was primarily due to changes in consulting and repairs and maintenance costs.

Operating expenses

The table below sets forth operating expense data for the three and nine months ended January 30, 2011 and January 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$12,618	36%	$12,218	39%	$400	3%
Sales and marketing	10,758	31%	10,051	32%	707	7%
General and administrative	4,645	13%	4,286	14%	359	8%
Amortization of intangible assets	258	1%	260	1%	(2)	(1)%
Restructuring charges	776	2%	(17)	—	793	4665%

Total operating expenses	$29,055	83%	$26,798	86%	$2,257	8%

Nine Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$36,624	36%	$35,143	39%	$1,481	4%
Sales and marketing	32,644	32%	29,754	33%	2,890	10%
General and administrative	13,960	14%	13,199	15%	761	6%
Amortization of intangible assets	803	1%	870	1%	(67)	(8)%
Restructuring charges	944	1%	933	1%	11	1%

Total operating expenses	$84,975	84%	$79,899	89%	$5,076	6%

Research and development expense increased by $0.4 million or 3% in the three months ended January 30, 2011 as compared to the three months ended January 31, 2010. The increase was primarily due to an increase in compensation expense by $0.5 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase was also attributable to an increase in travel and entertainment expenses by $0.1 million. This increase was offset by a decrease of $0.2 million related to common expenses, such as information technology and facility related expenses.

Research and development expense increased by $1.5 million or 4% in the nine months ended January 30, 2011 as compared to the nine months ended January 31, 2010. The increase was primarily due to an increase in compensation expense of $1.9 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase was also attributable to the increase in stock-based compensation by $0.2 million and increase in the travel related expenses by $0.2 million. This increase was offset by a decrease of $0.9 million related to common expenses, such as information technology and facility related expenses.

Sales and marketing expense increased by $0.7 million or 7% in the three months ended January 30, 2011 as compared to the three months ended January 31, 2010. The increase was primarily due to the increase in compensation expense of $0.8 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase is also attributable to the increase in the commission expense by $0.1 million; an increase in travel and entertainment expenses by $0.1 million. The increase was offset by a decrease in common expenses, such as information technology and facility related expenses of $0.2 million, and a decrease in the bad debt expense by $0.1 million.

Sales and marketing expense increased by $2.9 million or 10% in the nine months ended January 30, 2011 as compared to the nine months ended January 31, 2010. The increase was primarily due to the increase in compensation expense of $2.3 million as a result of salary restorations implemented at the beginning of the fiscal year. The increase is also attributable to the increase in travel and entertainment expenses by $0.8 million; an increase in commission expense by $0.5 million and an increase in marketing related expenses by $0.4 million. The increase was offset by a decrease in deferred stock-based compensation by $0.3 million; and a decrease in the common expenses, such as information technology and facility related expenses of $0.7 million.

General and administrative expense increased by $0.4 million or 8% in the three months ended January 30, 2011 as compared to three months ended January 31, 2010. The increase was mainly the result of an increase in compensation related expenses due to salary restorations implemented at the beginning of the fiscal year.

General and administrative expense increased by $0.8 million or 6% in the nine months ended January 30, 2011 as compared to nine months ended January 31, 2010. The increase was mainly the result of an increase in compensation related expenses due to salary restorations implemented at the beginning of the fiscal year.

Amortization of intangible assets decreased by $2,000 and $0.1 million or 1% and 8% during the three and nine months ended January 30, 2011, respectively, as compared to three and nine months ended January 31, 2010 primarily due to several existing developed technologies and patents having been fully amortized prior to or during the three and nine months ended January 30, 2011.

The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.

Restructuring charges increased by $0.8 million and $11,000 for the three and nine months ended January 30, 2011, respectively, as compared to three and nine months ended January 31, 2010. The increase in expense recognized during the three and nine months ended January 30, 2011 related to payments and adjustments made to the previously estimated amounts for discontinued software for internal use and severance. We did not initiate any further restructuring activity in the nine months ended January 30, 2011.

Other items

The table below sets forth other data for the three and nine months ended January 30, 2011 and January 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$36	—	$75	—	$(39)	(52)%
Interest expense and amortization of debt premium	(501)	(1)%	(1,037)	(3)%	536	(52)%
Valuation gain, net	—	—	64	—	(64)	(100)%
Inducement fees on conversion of notes due in 2014	23	—	—	—	23	100%
Other income (expense), net	892	3%	(523)	(2)%	1,415	(271)%

Total other income (expense), net	$450	2%	$(1,421)	(5)%	$1,871	(132)%

Provision for income taxes	$(296)	(1)%	$(182)	(1)%	$(114)	63%

Nine Months Ended:	January 30, 2011	% of Revenue	January 31, 2010	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$85	—	$180	—	$(95)	(53)%
Interest expense and amortization of debt premium	(1,844)	(2)%	(3,299)	(4)%	1,455	(44)%
Valuation gain, net	38	—	390	—	(352)	(90)%
Loss on extinguishment of debt, notes due 2014	(2,093)	(2)%	—	—	(2,093)	100%
Inducement fees on conversion of notes due in 2014	(2,256)	(2)%	—	—	(2,256)	100%
Other income (expense), net	29	—	(1,310)	(1)%	1,339	(102)%

Total other expense, net	$(6,041)	(6)%	$(4,039)	(5)%	$(2,002)	50%

Benefit from (provision) for income taxes	$(534)	-1%	$7,084	8%	$(7,618)	(108)%

Interest income decreased by 52% and 53% in the three and nine months ended January 30, 2011, respectively, compared to the three and nine months ended January 31, 2010 primarily due to the lower interest rates on investments in money market funds and lower cash balances.

Interest expense & amortization of debt discount/premium primarily represents amortization of debt discount/premium and issuance costs in connection with our 2010 Notes and 2014 Notes and interest on our term debt and line of credit facility.

The interest expense and amortization of debt discount/premium decreased by $0.5 million and $1.5 million for the three and nine months ended January 30, 2011, respectively, as compared to the three months ended January 31, 2010, primarily due to repayment of $23.5 million of the 2010 Notes on May 15, 2010. The decrease was also attributable to the purchase of $2.75 million of the 2014 Notes and conversion of $20.7 million of the 2014 Notes into common stock. During the three and nine months ended January 31, 2010, the amortization expense was related to the debt discount and issuance costs related to the 2010 Notes. For the three and nine months ended January 30, 2011, the amortization expense related to debt issuance costs and was offset by the amortization of the debt premium of the 2014 Notes. This resulted in a lower expense for the three and nine months ended January 30, 2011.

Valuation gain, net represented a net gain of $38,000 in the nine months ended January 30, 2011. See the discussion in Foot Note 3 “Fair Value of Financial Instruments,” included in our condensed consolidated financial statements.

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

Other income (expense), net for the three months ended January 30, 2011 represents the gain of $0.9 million on the sale of our strategic investment in AutoESL. For the nine months ended January 30, 2011 the gain of $0.9 million on sale of our strategic investment in AutoESL was offset by a foreign exchange loss of $0.9 million.

Benefit from (provision for) income taxes our effective tax benefit (provision) rate of (23.6%) and (11.9%) in the three and nine months ended January 30, 2011, and (7.4%) in the three months ended January 31, 2010, respectively. The results for the nine months ended January 31, 2010 include a $7.8 million tax benefit related to South Korea withholding tax that was recognized as income during the second quarter ended November 1, 2009. The recognition of this tax benefit is a discrete item, and therefore, is not reflected in the estimated annual effective tax rate, nor did it have any cash impact.

Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our tax benefit (provision) rate was (7.4%) for the nine months ended January 31, 2010.

Our effective tax rates vary from the U.S. statutory rate primarily due to our full U.S. valuation allowance, state taxes, and foreign income taxes at other than U.S. rates, stock compensation expenses, research and development tax credits, and foreign withholding taxes for which no U.S. tax benefits were received due to our full U.S. valuation allowance. Income tax benefit (expense) was ($0.3) million and ($0.5) million for the three and nine months ended January 30, 2011 and ($0.2) million and $7.1 million for the three and nine months ended January 31, 2010, respectively. Excluding the effect of the unrecognized tax benefit related to withholding taxes in South Korea, our income tax benefit (expense) was ($0.7) million for the nine months ended January 31, 2010. The income tax (expense) is comprised primarily of state and local taxes, income taxes in certain foreign jurisdictions and foreign withholding taxes offset by federal refundable research and development tax credits.

We are in a net deferred tax asset position for which a full valuation allowance has been recorded against our U.S. net deferred tax assets. We will continue to provide a valuation allowance against our U.S. net deferred tax assets until it becomes more likely than not that the deferred tax assets are realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2002 to 2009 remain open to examination by the major tax jurisdictions where we operate. At January 30, 2011, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Liquidity and Capital Resources

The table below sets forth certain cash, cash equivalents and short-term investments as of January 30, 2011 and May 2, 2010, and cash flow data for the nine months ended January 30, 2011 and January 31, 2010 (in thousands):

	January 30, 2011	May 2, 2010
Cash, cash equivalents and short-term investments	$45,314	$74,355

	Nine Months Ended
	January 30, 2011	January 31, 2010
Net cash provided by operating activities	$10,907	$13,570
Net cash provided by investing activities	$15,105	$(98)
Net cash provided by (used in) financing activities	$(38,244)	$3,233

Our cash and cash equivalents were approximately $45.3 million on January 30, 2011, a decrease of $29.0 million or 39% from cash, cash equivalents and short-term investments of $74.4 million at May 2, 2010, the end of fiscal 2010. The decrease is primarily due to the decrease in cash provided by operating activities of $2.7 million and an increase in the cash used in financing activities by $41.5 million, offset by an increase in the cash provided by investing activities of $15.2 million for the nine months ended January 30, 2011 as compared to nine months ended January 31, 2010.

We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of January 30, 2011, we held an aggregate of $40.6 million in cash and cash equivalents in the United States and an aggregate of $4.7 million in foreign accounts.

Net cash provided by operating activities

Net cash provided by operating activities decreased by $2.7 million in the nine months ended January 30, 2011 compared to the nine months ended January 31, 2010 due to an increase in costs and expenses of $15.0 million and a decrease in accrued and other liabilities by $3.5 million, offset by an increase in cash from customers due to an increase in revenue by $4.9 million; increase in prepaid and other assets by $3.1 million and increase in other long term liabilities by $8.1 million.

The increase in costs and expenses was primarily due to salary restorations implemented at the beginning of the fiscal year. Increased sales and marketing activity and salary restoration resulted in an increase in sales and marketing expense of $2.9 million, an increase in research and development of $1.5 million, and an increase in general and administrative expense of $0.8 million.

Net cash provided by investing activities

Net cash provided by investing activities increased by $15.2 million for the nine months ended January 30, 2011 compared to the nine months ended January 31, 2010. The increase was primarily due to the cash received on exercise of the purchased put option related to the ARS securities of $15.5 million and a decrease of $1.2 million paid for acquisition related earnouts, offset by the release of restricted cash of $1.5 million for acquisition related earnouts; $0.3 million paid on the purchase of strategic investments and $0.9 million paid on the purchase of property and equipment.

Net cash used in financing activities

Net cash used in financing activities increased $41.5 million in the nine months ended January 30, 2011, compared to the nine months ended January 31, 2010. During the nine months ended January 30, 2011, we paid the $23.2 million in aggregate principal amount of the 2010 Notes; we also used $11.2 million to repay the UBS secured credit line and $2.0 million in repayment of lease obligations. In addition, we purchased 2014 Notes with an aggregate principal value of $2.75 million for $4.8 million, and purchased an aggregate of 1,318,475 shares of common stock on the open market for $5.3 million. This was offset by proceeds of $9.3 million from term debt (net of repayment of installment and financing fee) and $2.7 million of cash received on exercise of options.

Capital resources

Cash and cash equivalents available for use aggregated a total of $45.3 million at January 30, 2011.

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

Given the current adverse economic conditions generally, the credit market crisis and our own liquidity position, we have increased our focus on cash management and identifying and taking actions to sustain and enhance our liquidity position. In addition to the actions taken above to reduce our level of outstanding indebtedness as described above, these actions include operational expense reduction initiatives and re-timing or eliminating certain capital spending or research and development projects. As a result of these efforts and other factors, we generated positive cash flow of $10.9 million of cash from operations in the nine months ended January 30, 2011.

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

We subsequently executed three amendments in order to clarify certain administrative and operational aspects of the New Credit Facility. The amendments were executed in June 2010, July 2010 and September 2010, respectively, and did not materially alter the terms and conditions of the New Credit Facility. In October 2010, we executed a fourth amendment, which expanded the New Credit Facility with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date to October 2014. The repayments of Term Loan B principal amounts are in equal installments of $0.4 million beginning April 30, 2011.

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

The New Credit Facility, as amended also restricts our ability to pay dividends or make other distributions on our stock and requires that we maintain certain financial conditions. As of January 30, 2011, we had borrowed $25.0 million of term debt and had repaid the first installment of $0.6 million of Term Loan A. As of January 31, 2011, we had $13.3 million in unused revolving loans under the New Credit Facility.

As of January 30, 2011, we were in compliance with the financial covenants contained in the New Credit Facility, as amended.

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

Convertible notes

On September 11, 2009, we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. As a result of the exchange, approximately $23.2 million principal amount of the 2010 Notes remained outstanding as of May 2, 2010. On May 15, 2010, we repaid the $23.2 million remaining outstanding balance of the 2010 Notes.

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

During the second quarter of fiscal 2011, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes, representing 77.5% of the previously outstanding aggregate principal amount, into 11.5 million shares of our common stock. We incurred an inducement fee of $2.3 million on of the 2014 Notes.

As of January 30, 2011 approximately $3.25 million of the 2014 Notes remained outstanding and are convertible into approximately 1.80 million shares of our common stock. From time to time, we may enter into additional transactions in the future with respect to the repurchase or conversion of the $3.25 million remaining balance of convertible notes due May 2014 whenever conditions are sufficiently attractive. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Contractual obligations

As of January 30, 2011, our principal contractual obligations are $42.0 million from fiscal 2011 through fiscal 2014. Contractual obligations consist of the operating leases on our office facilities for $5.3 million, $2.6 million in capital lease obligations for computer equipment, $4.5 million of purchase obligations, a term loan of $24.4 million, $1.7 million in letters of credit, and $3.25 million in 2014 Notes. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of January 30, 2011. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions obligate us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. The total amount of contingent cash consideration that could be paid under our acquisition agreements, assuming all contingencies are met, was $7.1 million as of January 30, 2011. Subject to the uncertainties further described in “Capital resources” above, these contingent consideration obligations are not expected to affect our estimate that our existing cash and cash equivalents will be sufficient to meet our anticipated operating and working capital expenditure requirements in the ordinary course of business for at least the next 12 months.

Income taxes

We recorded unrecognized tax benefits of approximately $18.4 million as of January 30, 2011 and May 2, 2010, respectively, of which approximately $1.9 million is included in our long-term tax liabilities on our consolidated balance sheet as of January 30, 2011 and May 2, 2010. We are not able to estimate the amount or timing of any cash payments required to settle these liabilities; however, we do not anticipate the settlement of the liabilities will require payment of cash within the next twelve months and do not believe that the ultimate settlement of these obligations will materially affect our liquidity.

Off-balance Sheet Arrangements

As of January 30, 2011, we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have specified terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of January 30, 2011.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors and officers insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of January 30, 2011.

In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of January 30, 2011.

Warranties

We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of January 30, 2011. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of January 30, 2011, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents.

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

Foreign Currency Exchange Rate Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of January 30, 2011, we had approximately $5.0 million of cash and money market funds in foreign currencies. We enter into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and foreign currencies. The derivatives do not qualify for hedge accounting treatment under ASC 815. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three and nine months ended January 30, 2011, net foreign exchange gain of $34,000 and losses of $0.9 million, respectively, were included in “Other (expense), net” in our consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at January 30, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of January 30, 2011 or May 2, 2010. Litigation settlement and legal fees are expensed in the period in which they are incurred.

In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, filed on September 8, 2006 in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against us, in re: Magma Design Automation, Inc. Securities Litigation, as well as a related derivative lawsuit. Genesis seeks a return of $5.0 million it paid towards the settlement of the securities class action and derivative lawsuits from us or from another of our excess directors and officers liability insurers, National Union. We contend that either Genesis or National Union owes the settlement amounts, but not us. The trial court granted summary judgment for us and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and we cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. On December 20, 2010, the trial ruled on various cross-motions that National Union owes the settlement amount to Genesis.

The court entered a judgment in favor of Genesis and Magma on March 2, 2011, requiring that National Union pay $5.0 million plus prejudgment interest to Genesis. National Union has stated that it intends to appeal. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of January 30, 2011, we had an aggregate principal amount of approximately $29.6 million in outstanding debt, which was comprised of $3.25 million aggregate principal amount of 2014 Notes. In addition, as of January 30, 2011, we had outstanding borrowings of $24.4 million of term loans and two letters of credit totaling $1.7 million under our new credit facility, as amended with Wells Fargo Capital Finance, LLC, which expires on October 29, 2014, and $0.2 million of other indebtedness. In the second quarter of fiscal 2011, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of 2014 Notes into 11.5 million shares of our common stock and, immediately following such conversion, we had an aggregate principal amount of approximately $3.25 million in outstanding debt. On May 15, 2010, we repaid the $23.2 million outstanding 2010 Notes. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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

As of January 30, 2011, we had cash and cash equivalents, excluding restricted cash, of $45.3 million.

If semiconductor industry or general economic conditions worsen, we could experience decrease in revenue. We cannot assure you that we will be able to achieve anticipated expense reductions or that we will not be required to make further cost reductions. Some cost-cutting activities may require initial cost outlays before the cost reductions are realized. If our revenue begins to decrease, or if our expense reduction efforts are unsuccessful, our operating results and business may be materially adversely affected, and our business may fail.

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

We may try to access private and public sources of external financing, including debt and equity, to repay our existing indebtedness. We may explore in the future sources of external financing in order to achieve growth or other business objectives. Such financing may not be available in sufficient amounts, when needed or on terms acceptable to us, or at all. In addition, any equity financing may not be desirable because of resulting dilution to our stockholders, which may be significant in light of the current trading price of our common stock and the size of our market capitalization compared to our outstanding debt. We also may, from time to time, redeem, tender for, exchange for, or repurchase our securities in the open market or in privately-negotiated transactions depending upon availability of our cash resources, market conditions and other factors. Moreover, the availability of funds under our existing $40.0 million credit facility may be adversely affected by our financial condition, results of operations and incurrence or maintenance of additional debt. If we are unable to obtain needed financing or generate sufficient cash from operations, our ability to expand, develop or enhance our services or products, fund our working capital requirements or respond to competitive pressures would be limited, which would materially adversely affect our business and financial condition.

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

The volatility and disruption in the capital and credit markets has reached unprecedented levels over the past two years. If conditions in U.S. and global financial, equity and credit markets do not improve and market disruptions or tightening of these markets continue, it may be more difficult for us to obtain additional sources of financing to repay or restructure our indebtedness or to obtain financing for our operations or investments or may increase the cost of obtaining financing.

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

Our business depends on sales to a relatively small number of customers. Although one customer accounted for 10% or more of our consolidated revenue for the nine months ended January 30, 2011, we expect that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue for the foreseeable future. If we fail to sell sufficient quantities of our products and services to one or more customers in any particular period, or if a large customer reduces purchases of our products or services, defers orders, defaults on its payment obligations to us, or fails to renew licenses, our business and operating results could be harmed. In addition, if our customers believe that we are not financially sound, they may choose to stop doing business with us, which would materially adversely affect our business and financial condition.

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

We currently compete with companies that hold dominant shares in the EDA market, such as Cadence Design Systems, Synopsys, Inc. and Mentor Graphics Corporation. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors could cause the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. Our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order.

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

Demand for our products is driven by new integrated circuit design projects. The demand from semiconductor and systems companies is uncertain and difficult to predict. A sharp economic downturn (such as that recently experienced in the semiconductor and systems industries), a reduced number of design starts, a reduction in the complexity of integrated circuits, a reduction in our customers’ EDA budgets or consolidation among our customers would accelerate the decrease in revenue we have experienced during the fiscal years ended May 3, 2009 and May 2, 2010, and would harm our business and financial condition.

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

We have a history of losses, except for fiscal 2003 and fiscal 2004, and had an accumulated deficit of approximately $389.0 million as of January 30, 2011. If we continue to incur losses, the trading price of our stock may decline.

We had an accumulated deficit of approximately $389.0 million as of January 30, 2011. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we continue to incur losses, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we continue to incur losses, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.

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

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditures were $36.6 million and $35.1 million for the first nine months of fiscal 2011 and fiscal 2010, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase. If these increased efforts do not result in a corresponding increase in revenue, or if our recent decrease in research and development expenditure results in a corresponding decrease in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our financial results.

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

The global economic downturn negatively affected the semiconductor industry and our business, and in response to these adverse conditions we implemented a series of restructuring efforts. We initiated a restructuring plan in May 2008 for which we incurred restructuring charges of $10.7 million in fiscal 2009, $2.7 million in fiscal 2010, and $0.9 million in the nine months ended January 30, 2011, primarily for employee termination and facility closure costs. It is possible we will make adjustments to our restructuring accrual based on the information we receive during fiscal 2011. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our organizational structure or restructuring plan results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. To pace the growth of our operations with the growth in our revenue, we must continue to improve administrative, financial and operations systems, procedures and controls. Failure to improve our internal procedures and controls could hinder our efforts to manage our growth adequately, disrupt operations, lead to additional expenses associated with restructurings, lead to deficiencies in our internal controls and financial reporting and otherwise harm our business.

We may be unable to make payments to satisfy our indemnification obligations.

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of January 30, 2011. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of January 30, 2011. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.

Acquisitions are an important element of our strategy. We may not find suitable acquisition candidates and we may not be successful in integrating the operations of acquired companies and acquired technology.

Part of our growth strategy is to pursue acquisitions. We expect to continuously evaluate the possibility of accelerating our growth through acquisitions, as is customary in the EDA industry. The decline in the price of our common stock, our focus on cash management and our need to reduce our debt levels may impact our ability to pursue acquisitions for some period of time. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate the operations, products and technology of acquired companies with our operations, products and technology in a timely and cost-effective manner. The process of integrating acquired companies and acquired technology is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, the product development and sales activities and operations of both companies. In addition, the earnout arrangements we use, and expect to continue to use, to consummate some of our acquisitions, pursuant to which we agreed to pay additional amounts of contingent consideration based on the achievement of certain revenue, bookings or product development milestones, can sometimes complicate integration efforts. We cannot be sure that we will find suitable acquisition candidates or that acquisitions we complete will be successful. Assimilating previously acquired companies such as Sabio Labs, Inc. (“Sabio”), Knights Technology, Inc. (“Knights”), ACAD Corporation (“ACAD”), Mojave, Silicon Metrics Corporation, or any other companies we have acquired or may seek to acquire in the future, involves a number of other risks, including, but not limited to:

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

During the nine months ended January 30, 2011, we generated 38% of our total revenue from sales outside North America, compared to 42% during the nine months ended January 31, 2010.

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

While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of January 30, 2011, we had approximately $5.0 million of cash and money market funds in foreign currencies. During the third quarter of fiscal 2008, we started entering into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table shows repurchases of shares of our common stock in the third quarter of fiscal 2011:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2010	—	—	—	13,044,188
December 1 - December 31, 2010	507,026	$4.84	2,454,006	10,590,182
January 1 - January 30, 2011	173,074	$4.95	856,716	9,733,466

	680,100	$4.90	3,310,722

*The shares repurchased in the third quarter of fiscal 2011 were under our stock repurchase program that was announced in March 2008 with an authorized level of $20.0 million. Subsequently, effective January 31, 2011, our Board of Directors approved an increase in our stock buyback program, authorizing us to purchase up to $30.0 million of our common stock, an increase of $10.0 million over the original authorization of $20.0 million.

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Furnished	Filed
		Form	File No.	Exhibit	Filing Date	Herewith	Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated: March 10, 2011	/s/ Peter S. Teshima
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

TO

MAGMA DESIGN AUTOMATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED January 30, 2011

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