Form 10-K/A
period 2011-05-01
MAGMA DESIGN AUTOMATION INC
filed 2011-07-19
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Magma Design Automation, Inc's (the “Company”) Annual Report on Form 10-K for the fiscal year ended May 1, 2011, originally filed on July 15, 2011 (the “Original Filing”). The Company is filing this Amendment solely to correct a clerical error on the Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) on page 54 of the Original Filing. The Accumulated Other Comprehensive Income (Loss) balances as of May 2, 2010 and May 3, 2009 were incorrect due to a footing error. The Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) in Item 8 has been revised solely to correct the error. In addition to the above correction we are also including updated certifications required by the filing of this amendment.
Except as described above, no other changes have been made to the Original Filing. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

PART II

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
A summary of weighted average shares used in basic and diluted net income (loss) per share for the fiscal years ended May1, 2

011, May 2, 2010 and May 3, 2009 is as follows (in thousands):

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
The Company did not make any acquisitions or material asset purchases during the fiscal years ended May1, 2011 or May 2, 2

010.
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
The Company's management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended May1, 2011, the Company has provided a valuation allowance against the Company's U.S. net deferred tax assets. The net change in the valuation allowance was a decrease of $2.5 million and an increase of $0.4 million for the years ended May1, 2011, and May 2, 2010, respectively.
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
In fiscal 2004, the Company began leasing a building for its corporate headquarters from one of its customers under a seven-

year lease agreement. The lease was amended in February 2007. In March 2010, the lease was extended for an additional three years. The lease expires in fiscal 2014. In fiscal 2011, 2010 and 2009, the Company recorded $0.9 million, $0.7 million and $0.9 million, respectively, of rent expense and recognized $6.7 million, $6.7 million and $8.1 million from the sale of software licenses to this customer. Accounts receivable from the customer were $2,181 and $1,667 at May 1, 2011 and May 2, 2010
A member of the Company's Board of Directors also serves as a Board member for a customer of Magma. Magma recognized revenue from the sale of software licenses to this customer representing 3% for fiscal 2011 and 0% each for fiscal 2010 and 2009, respectively.

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
Dated: July 18, 2011

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
		SC TO-I/A	005-77999	99(a)	August 5, 2005
10.13#	2001 Stock Incentive Plan-Form of restricted stock unit agreement (for U.S. employees)	SC TO-I/A	005-77999	99(a)(1)(G)	November 20, 2008
10.14#	2001 Stock Incentive Plan-Form of restricted stock unit agreement (for non-U.S. employees)	SC TO-I/A	005-77999	99(a)(1)(H)	November 20, 2008
10.15#	2001 Stock Incentive Plan-Forms of stock option agreement (non-U.S. employees)	SC TO-I/A	005-77999	99(d)(10)	November 20, 2008
10.16#	2001 Employee Stock Purchase Plan, as amended	10-K	000-33213	10.3	June 16, 2008
10.17#	2004 Employment Inducement Award Plan, as amended	8-K	000-33213	10.1	January 30, 2006
10.18#	2004 Employee Inducement Award Plan-Forms of stock option agreement	SC TO-I/A	005-77999	99(d)(12)	November 20, 2008
10.19#	1998 Stock Incentive Plan	S-1	333-60838	10.4	May 14, 2001
10.20#	1998 Stock Incentive Plan-Form of stock option agreement	S-1/A	333-60838	10.10	August 14, 2001
10.21#	1998 Stock Incentive Plan-Form of Amendment to Stock Option Agreement	S-1/A	333-60838	10.11	August 14, 2001
10.22#	Summary of RSU Change in Control Vesting Provisions	8-K	000-33213	10.1	July 21, 2008
10.23#	Summary of Standard Director Compensation Arrangements for Non-Employee Directors (contained on pages 10-12 of the proxy statement for the Company's annual meeting filed August 11, 2010)	DEF 14A	000-33213		August 11, 2010
10.24#	Form of Indemnification Agreement (between the Registrant and the following directors and executive officers: Kevin C. Eichler, Thomas M. Rohrs, Chester J. Silvestri, Susumu Kohyama, Rajeev Madhavan, Roy E. Jewell, Peter S. Teshima, David Sugishita and Govind Kizhepat)	10-Q	000-33213	10.5	March 12, 2009
10.25#	Form of Tier 1 Magma Design Automation Employment and Severance Agreement (between the Registrant and the following executive officers: Rajeev Madhavan, Roy E. Jewell and Peter S. Teshima)	10-Q	000-33213	10.3	March 12, 2009
10.26#	Form of Tier 2 Magma Design Automation Employment and Severance Agreement	10-Q	000-33213	10.4	March 12, 2009
10.27	Lease for corporate headquarters dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Technology from 3Com)	10-Q	000-33213	10.2	November 14, 2003
10.28	Office Lease Agreement between Registrant and CA-Skyport I Limited Partnership dated December 28, 2006, for the premises located at 1650 Technology Drive, San Jose, California	10-Q	0-33213	10.1	February 8, 2007
10.29	Sub-Sub Lease Agreement between Registrant and Siemens Communications Inc. dated November 15, 2006 and becoming effective on December 28, 2006	10-Q	0-33213	10.2	February 8, 2007
10.30	Amendment Number One dated January 24, 2007 to Lease dated June 19, 2003, between Registrant and 3Com Corporation (assumed by Marvell Technology from 3Com)	10-K	000-33213	10.30	June 6, 2007
10.31	Credit Agreement, effective as of March 19, 2010, by and between the Registrant and Wells Fargo Bank, N.A.

	Amendment Number One to Credit Agreement and Consent, dated as of June 24, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance.	10-Q	000-33213	10.5	December 9, 2010
10.32	Amendment Number Two to Credit Agreement and Consent, dated as of July 30, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance.	10-Q	000-33213	10.6	December 9, 2010
10.33	Amendment Number Three to Credit Agreement and Consent, dated as of September 15, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance, LLC.	10-Q	000-33213	10.7	December 9, 2010
10.34	Amendment Number Four to Credit Agreement and Consent, dated as of October 29, 2010, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance.	10-Q	000-33213	10.8	December 9, 2010
21.1*	List of Subsidiaries
23.1	Consent of Grant Thornton LLP					X
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.3	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
#    Indicates management contract or compensatory plan or arrangement.
±    Portions of this agreement have been omitted pursuant to a request for confidential treatment.
*     Indicates exhibits filed previously with the Original Filing.