Form 10-Q
period 2011-07-31
MAGMA DESIGN AUTOMATION INC
filed 2011-09-09
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
Commission File No.: 0-33213
_______________________________________________
MAGMA DESIGN AUTOMATION, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	77-0454924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1650 Technology Drive,
San Jose, California 95110
(Address of principal executive offices)
Telephone: (408) 565-7500
(Registrant’s telephone number, including area code)
___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of September 8, was 68,449,383.

MAGMA DESIGN AUTOMATION, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 31, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2011	May 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,101	$47,088
Accounts receivable, net including receivables from related parties of $190 and $2,181 at July 31, 2011 and May 1, 2011, respectively	14,450	35,530
Prepaid expenses and other current assets	5,343	3,915
Total current assets	70,894	86,533
Property and equipment, net	5,977	6,066
Intangible assets, net	2,953	3,691
Goodwill	7,415	7,415
Other assets	2,870	2,767
Total assets	$90,109	$106,472
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,954	$3,697
Accrued expenses	9,697	14,160
Current portion of term debt	3,750	3,750
Current portion of other long-term liabilities	1,234	1,199
Deferred revenue	20,975	34,390
Total current liabilities	38,610	57,196
Convertible notes, net of debt premium of $134 and $145 at July 31, 2011 and May 1, 2011, respectively	3,384	3,395
Long-term portion of term debt	18,250	19,188
Long-term tax liabilities	1,746	1,703
Other long-term liabilities	1,154	1,270
Total liabilities	63,144	82,752
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	450,566	447,328
Accumulated deficit	(387,188)	(387,087)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(3,805)	(3,913)
Total stockholders' equity	26,965	23,720
Total liabilities and stockholders' equity	$90,109	$106,472

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	July 31, 2011	August 1, 2010
Revenue*:
Licenses	$26,557	$24,305
Services	8,749	8,251
Total revenue	35,306	32,556
Cost of revenue*:
Licenses	619	936
Services	4,000	3,806
Total cost of revenue	4,619	4,742
Gross profit	30,687	27,814
Operating expenses:
Research and development	12,785	12,259
Sales and marketing	10,410	10,567
General and administrative	6,171	4,690
Amortization of intangible assets	202	256
Restructuring charges	726	(14)
Total operating expenses	30,294	27,758
Operating income	393	56
Other income (expense):
Interest income	14	29
Interest expense	(482)	(806)
Valuation gain, net	—	38
Loss on extinguishment of debt	—	(2,093)
Other income (expense), net	394	(151)
Other expense, net	(74)	(2,983)
Net income (loss) before income taxes	319	(2,927)
Provision for income taxes	420	331
Net loss	$(101)	$(3,258)
Net loss per share, basic and diluted	$0.00	$(0.06)
Shares used in per share calculation, basic and diluted	67,785	52,563

* Revenue and cost of revenue for the three months ended August 1, 2010 have been adjusted to conform with the presentation for the three months ended July 31, 2011. See Note 1 for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31, 2011	August 1, 2010
Cash flows from operating activities:
Net loss	$(101)	$(3,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	984	1,298
Amortization of intangible assets	739	1,081
Provision for doubtful accounts	—	148
Amortization of debt discount and debt issuance costs	63	354
Amortization of debt premium	(12)	(247)
Loss on extinguishment of convertible notes	—	2,093
Gain on purchased put option	—	(38)
Loss/(Gain) on strategic equity investments	(482)	34
Stock-based compensation	2,226	2,984
Restructuring charges	726	(14)
Other non-cash items	(31)	53
Changes in operating assets and liabilities:
Accounts receivable	21,314	5,101
Prepaid expenses and other assets	(1,575)	504
Accounts payable	(1,301)	(256)
Accrued expenses	(5,067)	(4,392)
Deferred revenue	(13,562)	(4,002)
Other long-term liabilities	80	(56)
Net cash provided by operating activities	4,001	1,387
Cash flows from investing activities:
Cash paid for business acquisitions	—	(596)
Purchase of property and equipment	(150)	(359)
Proceeds from maturities and sale of investments	—	16,875
(Purchase)/Sale of strategic investments	518	(275)
Net cash provided by investing activities	368	15,645
Cash flows from financing activities:
Repayment of lease obligations	(489)	(495)
Repayment of secured credit line	—	(11,162)
Repayment of convertible notes due 2010	—	(23,250)
Repurchase of convertible notes due 2014	—	(4,839)
Repayment of term debt	(938)	—
Proceeds from issuance of common stock, net	2,069	793
Repurchase of common stock for retirement	—	(1,960)
Retirement of restricted stock	(1,036)	(578)
Net cash used in financing activities	(394)	(41,491)
Effect of foreign currency translation changes on cash and cash equivalents	38	1
Net change in cash and cash equivalents	4,013	(24,458)
Cash and cash equivalents, beginning of period	47,088	57,518
Cash and cash equivalents, end of period	$51,101	$33,060
Supplemental disclosure of cash flow information
Non-cash investing financing activities:
Purchase of equipment under capital leases	$369	$221

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1.    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Magma Design Automation, Inc. (“Magma” or the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim period financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present a fair statement of results and financial position for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 29, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2011, as amended. The accompanying unaudited condensed consolidated balance sheet at May 1, 2011 is derived from audited consolidated financial statements at that date.
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
Reclassifications
Certain immaterial amounts on the statement of cash flows for the three months ended August 1, 2010, have been reclassified to conform to the three months ended July 31, 2011 presentation.
Reclassification of Revenue and Cost of Revenue
Beginning with the first quarter of fiscal 2012, revenue and cost of revenue is reported in Magma's condensed consolidated statements of operations in two categories: licenses and services. Previously, revenue and cost of revenue were reported in three categories: licenses, bundled licenses and services, and services. Magma management has concluded that the results of the bundled licenses and services category of revenue do not indicate a material trend in the historical or future performance of the Company's operations. Bundled licenses and services revenue and cost of revenue are divided into their component parts and included with either licenses or services. The Company allocates the established vendor specific objective evidence ("VSOE") for services included in bundled licenses contracts to the services revenue category in the condensed consolidated statement of operations. Presentation of prior period revenue and cost of revenue has been adjusted to conform to the current period.
This change for financial reporting purposes conforms to the presentation of revenue and cost of revenue for management reporting and analysis purposes in Magma's Management's Discussion and Analysis of Financial Condition and Results of Operations since the third quarter of fiscal 2009. Previously, for financial reporting purposes, bundled licenses and services revenue was presented as a category of revenue to reflect Magma's revenue recognition policy. The Company offers various contractual terms in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long term contracts shifted between revenue categories, with no change in the aggregate revenues recognized from such contracts. Because customers can choose to purchase the same products in either bundled or unbundled arrangements, under the former presentation, customer choices in any quarter created the appearance of volatility that did not reflect the underlying substance. Separating the bundled contracts into their respective components of licenses and services will more clearly reflect the results of revenues by removing the distorting effects of changing customer preferences. Finally, the former presentation and disclosure was inconsistent with the presentation practice of Magma's main competitors, which inhibited comparability, relevance and usefulness to users of the financial statements for the purposes of making investment decisions. Therefore, management has concluded that the bundled license and service revenue category does not indicate a material trend in the Company's historical or future performance.

Recently issued accounting pronouncements
 In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. Magma does not expect the adoption of ASU 2011-05 to have a significant effect on its consolidated financial statements.
 In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement,” (“ASU 2011-04”). The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify FASB’s intent about the application of existing fair value measurement requirements. The guidance provided in ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Magma does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
Note 2.    Fair Value Option
During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the Auction Rate Securities (“ARS”) settlement agreement signed with UBS Financial Services, Inc. (“UBS”) (see Note 3 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. Fair value accounting led to a gain of $38,000 on the exercise of the purchased put option for the three months ended August 1, 2010, which is included in “Valuation gain, net” in the Company's condensed consolidated statement of operations.
Note 3.    Fair Value of Financial Instruments
The Company measures assets and liabilities carried at fair value. These assets and liabilities are classified and disclosed in one of the following three levels:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended July 31, 2011 and August 1, 2010 (in thousands):

	Three months ended
	July 31, 2011	August 1, 2010
Beginning balance	$—	$16,837
Net sales and settlements	—	(16,875)
Gain on put option	—	38
Ending balance	$—	$—

Cash and cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
July 31, 2011
Cash and cash equivalents
Cash (U.S. and international)	$51,101	—	—	$51,101

May 1, 2011
Cash and cash equivalents
Cash (U.S. and international)	$47,088	—	—	$47,088

Note 4.    Basic and Diluted Net Loss
The Company computes net loss per share by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the “treasury stock” method of accounting. Potentially dilutive common shares outstanding include shares issuable under the Company’s stock-based compensation plans such as stock options, restricted stock and restricted stock units, and under the Company's employee stock purchase plan, as well as shares issuable upon conversion of redeemable convertible notes.
A summary of weighted average shares used in basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Numerator
Net loss	$(101)	$(3,258)
Denominator
Weighted-average common shares for basic net loss	67,785	52,563
Dilutive effect of common shares equivalents from stock-based compensation plans	—	—
Weighted-average common shares for diluted net loss per share	67,785	52,563

Net loss per share- basic	$(0.00)	$(0.06)
Net loss per share- diluted	$(0.00)	$(0.06)
Certain shares issuable under stock options, restricted stock, restricted stock units and the employee stock purchase plan were excluded from the computation of diluted net loss per share in periods when their effect was anti-dilutive either because the Company incurred a net loss for the period, the exercise price of the options was greater than the average market price of the common stock during the period, or the effect was anti-dilutive as a result of applying the “treasury stock” method. In addition, certain common shares issuable upon conversion of convertible notes were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as a result of applying the “if converted” method.
A summary of the potential common shares excluded from diluted net loss per share is as follows (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Shares of common stock issuable under Company’s stock-based compensation plans	8,587	11,506
Shares of common stock issuable upon conversion of convertible notes	1,806	16,346

Note 5.    Balance Sheet Components
Significant components of certain balance sheet items were as follows (in thousands):

	July 31, 2011	May 1, 2011
Accounts receivable, net:
Trade accounts receivable, including receivables from related parties of $190 and $2,181 at July 31, 2011 and May 1, 2010, respectively	$8,514	$26,750
Unbilled receivables	5,936	8,939
Gross accounts receivable	14,450	35,689
Allowance for doubtful accounts	—	(159)
Total accounts receivable, net	$14,450	$35,530
Accrued expenses:
Accrued sales commissions	$862	$1,160
Accrued bonuses	96	4,013
Other payroll and related accruals	6,053	5,219
Acquisition accrual	60	60
Accrued professional fees	743	368
Income taxes payable	199	326
Restructuring accrual	84	769
Other	1,600	2,245
Total accrued expenses	$9,697	$14,160
Note 6.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in thousands):

	July 31, 2011	May 1, 2011
Foreign currency translation adjustments	$3,805	$3,913
Note 7.    Acquisitions
The Company did not make any acquisitions during the three months ended July 31, 2011.
Acquisition-related earnouts and purchase of licensed technology
For a number of Magma’s previously completed acquisitions, the Company agreed to pay contingent consideration to former stockholders of the acquired companies based on the acquired businesses’ achievement of certain technology or financial milestones. The following table summarizes the amounts of goodwill and intangible assets recorded by the Company for contingent consideration paid or payable to former stockholders of the acquired companies and in connection with the purchase of licensed technology (in thousands):

	Three Months Ended
	July 31, 2011	May 1, 2011
Goodwill:
Sabio Labs, Inc.	$—	$322
Total goodwill	—	322
Intangible assets:
Licensed Technology	—	370
Total intangible assets	—	370
Total earnout consideration	$—	$692
As of July 31, 2011, there were no outstanding earnouts on any of the previously acquired companies.
Note 8.    Goodwill and Intangible Assets
The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

		July 31, 2011			May 1, 2011
	Average Life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,415	$—	$7,415	$7,415	$—	$7,415
Other intangible assets:
Developed technology	43	$115,496	$(114,481)	$1,015	$115,496	$(114,237)	$1,259
Licensed technology	40	42,356	(41,824)	532	42,356	(41,480)	876
Customer relationship or base	70	5,575	(4,635)	940	5,575	(4,505)	1,070
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,089)	301
Trademark	67	900	(734)	166	900	(715)	185
Total		$165,717	$(162,764)	$2,953	$165,717	$(162,026)	$3,691
During the three months ended July 31, 2011, the Company did not have any purchase price adjustments related to acquired businesses.
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
During fiscal 2011, the Company conducted its annual goodwill impairment test at December 31, 2010, using the market approach for the first step. At December 31, 2010, the Company determined that the fair value of its reporting unit is greater than the book value of the net assets of the reporting unit and therefore concluded there is no impairment of goodwill.
During the three months ended July 31, 2011, there were no triggering events that would indicate an impairment and cause the Company to conduct an impairment test.
The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statements of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Amortization of intangible assets included in:
Cost of revenue	$537	$825
Operating expenses	202	256
Total	$739	$1,081
As of July 31, 2011, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012 (remaining nine months)	$1,358
2013	1,135
2014	295
2015	119
2016 and thereafter	46
$2,953
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
On September 11, 2009, the Company completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of its 2010 Notes were exchanged for $26.7 million aggregate principal amount of newly issued 6% Convertible Senior Notes due 2014 (the “2014 Notes”). Because the terms of the 2014 Notes were substantially different from the 2010 Notes, the exchange offer was treated as an extinguishment of the $26.7 million principal amount of the 2010 Notes. The Company initially recorded the 2014 Notes at fair value of $28.5 million, including a debt premium of $1.8 million. The debt premium is being amortized to interest expense over the term of the 2014 Notes. A total of $1.9 million of underwriting and legal fees related to the 2014 Notes offering was capitalized upon issuance and is being amortized over the term of the 2014 Notes using the effective interest method.
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
During the first quarter of fiscal 2011, the Company repurchased an aggregate principal amount of $2.75 million of the 2014 Notes for $4.8 million in cash. A loss on extinguishment of the 2014 Notes of $2.1 million is accounted for in the condensed consolidated statements of operations as “Loss on extinguishment of debt”.
During the second quarter of fiscal 2011, the Company engaged in separately negotiated transactions with certain holders of its 2014 Notes to convert outstanding 2014 Notes to common stock. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes into 11.5 million shares of the Company’s common stock. The 2014 Notes were converted at $1.80 per share per the initial indenture agreement at issuance. On conversion of the notes, the Company incurred $2.3 million in inducement fees, which were accounted for in the condensed statements of operations.
As of July 31, 2011, approximately $3.25 million of the 2014 Notes remained outstanding and are convertible into approximately 1.8 million shares of our common stock.
The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of July 31, 2011 and May 1, 2011 (in thousands):

	Carrying Value	Estimated Fair Value
July 31, 2011
Convertible senior notes due 2014	$3,250	$14,114
May 1, 2011
Convertible senior notes due 2014	$3,250	$12,065
Note 10.    Term Loan and Revolving Loans
On March 19, 2010, the Company entered into a new four year credit facility with Wells Fargo Capital Finance, LLC, (as amended, the “New Credit Facility”), which replaced the Company’s $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority interest in all of the Company’s assets. The Term Loan A repayments are in equal quarterly installments of $0.6 million, beginning October 31, 2010.
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
Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $40.0 million or 50% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could, but to date have not, limit the Company’s borrowing availability.
The revolving loan and Term Loan A bear interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 4.5%): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 3.00%): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, the Company is required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, and 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.
The Company is required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of October 29, 2014.
The New Credit Facility, contains covenants that limit the Company’s ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of the Company’s business. Events of default under the New Credit Facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.
The New Credit Facility, also restricts the Company’s ability to pay dividends or make other distributions on the Company’s stock and requires that the Company comply with certain financial covenants. As of July 31, 2011, the Company had borrowed $25.0 million of term debt and repaid $3.0 million in total, including $2.3 million on Term Loan A and $0.7 million on Term Loan B. As of July 31, 2011, the unused amount of revolving loan under the New Credit Facility, was $13.3 million. As of July 31, 2011, the Company was in compliance with the financial covenants contained in the New Credit Facility.
Note 11.    Restructuring charges
During the first quarter of fiscal 2012, the Company announced "SiliconOne", a major restructuring of its global go-to-market strategy. The direction of product strategy to differentiated integrated vertical solutions requires the sales teams to be able to present multiple-product platforms that integrate with customer design flows, rather than selling individual products, a strategy which the Company has relied upon since its founding. Because substantially different skill sets, along with changes to the structure and scope of the sales and marketing departments are required to support the implementation of the new strategy, the Company initiated a restructuring plan in the first quarter of fiscal 2012 ("FY 2012 Restructuring Plan").
The FY 2012 Restructuring Plan: (i) was approved and controlled by senior management; (ii) materially changed the manner in which the Company conducts its business; (iii) identified the number of positions and functions that were to be substantially modified, relocated or terminated; and (iv) identified the expected completion date for the changes required by the SiliconOne initiative. The Company determined that certain employees did not possess the capabilities and background necessary to support the SiliconOne initiative. As a result, some of these employees were terminated and paid severance during the first quarter of fiscal 2012, resulting in a charge of $0.8 million to restructuring expense in connection with the FY 2012 Restructuring Plan. No other type of restructuring charge related to the FY 2012 Restructuring Plan was recorded during the first quarter of fiscal 2012.
In connection with the FY 2012 Restructuring Plan, the Company expects to incur additional severance and relocation costs during the second quarter of fiscal 2012. An accrual for additional costs has not been recorded because liabilities had not been incurred, and the costs were not reasonably estimable at the end of the first quarter of fiscal 2012. Each severance and relocation arrangement under the FY 2012 Restructuring Plan is individually negotiated, and therefore the liability is not known until the offer is accepted by each employee. The FY 2012 Restructuring Plan is expected to be complete by the end of the second quarter of fiscal 2012.
In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to better align its resources and improve operating efficiencies. In connection with the FY 2009 Restructuring Plan, the Company recorded a restructuring charge of $(0.1) million for the first quarter of fiscal 2012 related to a change in estimate for purchased software that was initially recorded at $0.7 million in the third quarter of fiscal 2011. The purchased software refers to the Company's legacy customer relationship management tool ("CRM tool"), which the Company was contractually obligated to license through January 30, 2012 (the third quarter of fiscal 2012). During the first quarter of fiscal 2012, the Company negotiated a $0.1 million reduction in the final annual license fee payable to the vendor of the CRM tool. Accordingly, the Company reduced $0.1 million of restructuring expense in the first quarter of fiscal 2012, the period the negotiations were completed. No other restructuring charges were recorded in connection with the FY 2009 Restructuring Plan during the first quarter of fiscal 2012.
The restructuring liability activity was as follows (in thousands):

	Severance	Facilities and Other	Net Liability
Balance at May 1, 2011	$228	$541	$769
Restructuring provision	826	(100)	726
Cash payments	(1,029)	(382)	(1,411)
Balance at July 31, 2011	$25	$59	$84
Note 12.    Contingencies
The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, as of July 31, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of July 31, 2011 or May 1, 2011. Litigation settlement and legal fees are expensed in the period in which they are incurred.
In Genesis Insurance Company v. Magma Design Automation, et al., Case No. 06-5526-JW, filed on September 8, 2006 in the United States District Court for the Northern District of California, Genesis seeks a declaration of its rights and obligations under an excess directors and officers liability policy for defense and settlement costs arising out of the securities class action against the Company, as well as a related derivative lawsuit. Genesis seeks a return of $5.0 million it paid towards the settlement of the securities class action and derivative lawsuits from the Company or from another of the Company’s excess directors and officers liability insurers, National Union.
The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. On December 20, 2010, the trial ruled on various cross-motions that National Union owes the settlement amount to Genesis. The court entered a judgment in favor of Genesis and the Company on March 2, 2011, requiring that National Union pay $5.0 million plus prejudgment interest to Genesis. National Union appealed the trial court's judgment to the Ninth Circuit Court of Appeals. The opening brief of National Union is due by October 3, 2011. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Indemnification Obligations
The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations do not have a specific term. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of July 31, 2011.
The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of July 31, 2011.
In connection with certain of the Company’s business acquisitions, the Company has also agreed to assume, or cause its subsidiaries to assume, the indemnification obligations of the acquired companies to their respective officers and directors. No liabilities have been recorded for these agreements as of July 31, 2011.
Warranties
The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of July 31, 2011. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.
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
The Company did not repurchase any shares of its common stock during the first quarter of fiscal 2012.
Note 14.    Stock-Based Compensation
The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Cost of revenue	$109	$271
Research and development expense	872	1,235
Sales and marketing expense	651	725
General and administrative expense	594	753
Total stock-based compensation expense	$2,226	$2,984
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

	Three Months Ended
	July 31, 2011	August 1, 2010
Stock options	$407	$665
Restricted stock and restricted stock units	1,147	1,264
Employee stock purchase plan	672	1,055
Total stock-based compensation expense	$2,226	$2,984
Stock Options and Employee Stock Purchase Plan
The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options and ESPP awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected future stock price volatility and expected terms of instruments. The Company established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. For fiscal 2011, expected future stock price volatility was developed based on the average of the Company's historical daily stock price volatility and average implied volatility. For fiscal 2012, expected future stock price volatility was developed based on the average of the Company's historical daily stock price volatility. Due to significant changes in the Company's capital structure during fiscal 2011 and the lack of comparable traded option activity, management believes using historical daily stock price volatility exclusively for fiscal 2012 is a better basis for estimating future stock price volatility. The risk-free interest rate for the period within the expected life of the option is based on the yield of United States Treasury notes at the time of grant. The expected dividend yield used in the calculation is zero as the Company has not historically paid dividends.
The assumptions used in the Black-Scholes model and the weighted average grant date fair values per share were as follows:

	Three Months Ended
	July 31, 2011	August 1, 2010
Stock options:
Expected life (years)	3.85	3.97
Volatility	75%	71%
Risk-free interest rate	0.66%-1.00%	1.20%-1.53%
Expected dividend yield	—%	—%
Weighted average grant date fair value	$3.98	$1.70
ESPP awards:
Expected life (years)	1.13	1.13
Volatility	65%	71%
Risk-free interest rate	0.20%	0.43%
Expected dividend yield	—%	—%
Weighted average grant date fair value	$2.87	$1.38
As of July 31, 2011, there was approximately $2.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.45 years.
As of July 31, 2011, the Company had $3.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $1.3 million and $0.7 million for the three months ended July 31, 2011 and August 1, 2010, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units were granted to employees at par value under the Company’s stock incentive plans and performance plans, or assumed in connection with an acquisition. In general, restricted stock and restricted stock unit awards vest over two to four years and are subject to the employees’ continuing service to the Company.
The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years.
As of July 31, 2011, the Company had $4.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.62 years.
Note 15.    Income Taxes
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company's estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company's interpretations of tax laws. The following table presents the provision for income taxes and the effective tax rates.

	Three months ended
	July 31, 2011	August 1, 2010
Income (loss) before income taxes	$319	$(2,927)
Provision for income tax	$420	$331
Effective tax rate	131.6%	11.3%
The provision for income taxes was $0.4 million and $0.3 million for the three months ended July 31, 2011 and August 1, 2010, respectively. The effective tax rates were 131.6% and 11.3% for the three months ended July 31, 2011 and August 1, 2010, respectively. The tax provision increase for the quarter ended July 31, 2011 is due to higher foreign withholding tax payments than the year-ago quarter ended August 1, 2010. As the Company is in a full valuation allowance position in the U.S., the Company does not receive any tax benefit from making these foreign withholding tax payments. The fluctuation in the effective tax rate is primarily driven by taxes on earnings from its foreign subsidiaries. The Company's foreign subsidiaries are generally always profitable due to the cost plus arrangements with the U.S. parent entity, thus taxable income is forecasted to be incurred for its foreign operations regardless of consolidated results. The level of taxes on foreign earnings, combined with the change in the Company's consolidated operating results from a loss for the quarter ended August 1, 2010 ($2.9 million) to a profit for the quarter ended July 31, 2011 ($0.3 million) drove the increase in the effective tax rate.
The Company’s fiscal 2012 effective tax rate for the three months ended July 31, 2011 differs from the combined federal and state statutory rate primarily due to changes in its U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.
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
Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended
	July 31, 2011	August 1, 2010
North America*	$23,307	$17,917
Europe	4,800	1,983
Japan	1,997	5,819
Asia-Pacific (excluding Japan)	5,202	6,837
	$35,306	$32,556

	July 31, 2011	August 1, 2010
North America*	66%	55%
Europe	13%	6%
Japan	6%	18%
Asia-Pacific (excluding Japan)	15%	21%
	100%	100%

*	Substantially all of the Company’s North America revenue related to the United States for all periods presented.
For the three months ended July 31, 2011 and August 1, 2010, the Company had one customer that represented 18% and 14% of total revenue, respectively.
Note 17.    Related Party Transactions
The Company leases a facility, which is used as its data center, from one of its customers. The lease expires in fiscal 2014. During the three months ended July 31, 2011 and August 1, 2010, the Company recorded $0.2 million of rent expense each quarter related to this lease and recognized $1.1 million and $1.7 million from the sale of software licenses to this customer.
A member of the Company's Board of Directors during the first quarter of fiscal 2012 also serves as a Board member for a customer of Magma. Magma recognized revenue from the sale of software licenses to this customer representing 1% of revenue during the three months ended July 31, 2011.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, for the fiscal year ended May 1, 2011, as amended . Throughout this section, and elsewhere in this Form 10-Q, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such terms or other comparable terminology, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to:

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

•	our expectation that our sales cycle will lengthen

•	our expectation that we will generally continue to depend upon a relatively small number of customers for a substantial portion of our revenue

•	our belief that growth rates in the semiconductor market have began to recover

•	our expectation that we will retain future earnings, if any, to fund the development and growth of our business

•	our expectations concerning our backlog orders

•	our belief that we have sufficient capital resources to fund our anticipated operating and working capital requirements, capital investments and debt service

•	our expected capital expenditures during fiscal 2012 and their expected purposes, and our expected sources of such capital expenditures

•	our belief that our acquisitions will enable us to compete successfully in the EDA industry and our expectation that we will be able to make acquisitions in the future

•	our expectation that we will be able to continue to use earnout arrangements to consummate our acquisitions and our belief that these arrangements will not complicate integration efforts

•	our stock price volatility
Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, and we have based these expectations on our beliefs and assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our forward-looking statements. These statements involve certain known and unknown risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed under the heading “Risk Factors” or included elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K, for the fiscal year ended May 1, 2011, as amended. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect actual results or future events or circumstances.
Overview
We provide electronic design automation (“EDA”) software products and related services. Our software enables chip designers to reduce the time it takes to design and produce complex integrated circuits used in the communications, computing, consumer electronics, networking and semiconductor industries. Our products are used in all major phases of the chip development cycle, from initial design through physical implementation. Our focus is on software used to design the most technologically advanced integrated circuits, specifically those with minimum feature sizes of 0.65 nanometers and smaller, including the newest 28-nanometer process node.
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
During the first quarter of fiscal 2012, we recognized revenue of $35.3 million, an increase of 8% from the first quarter of fiscal 2011. License revenue for each of the quarters ended July 31, 2011 and August 1, 2010 accounted for approximately 75% of total revenue.
Global Markets
Recent market and economic conditions have been challenging, with tighter credit conditions and continued slow global economic growth through fiscal 2011 and the first quarter of fiscal 2012. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally.
As a result of these market conditions, the availability and cost of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the financial markets has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions decline, they may limit our or our customer's ability to access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations. However, growth rates in the semiconductor industry have recently began to recover.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the most significant potential impact on our financial statements. For that reason and due to the estimation processes involved in each, we consider these to be our critical accounting policies.
Revenue recognition
We recognize revenue on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is immediately recognized as revenue for the elements delivered.
Our revenue recognition policy is detailed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K, for the fiscal year ended May 1, 2011, as amended. Management has made significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature), we must evaluate whether our fee is “fixed or determinable” and assess whether “collectability is probable.” These judgments are discussed below.
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
For perpetual licenses and time-based license arrangements, where maintenance is included for the first period of the license term, with maintenance thereafter renewable by the customer at the substantive rates stated in their agreements with us, the stated rate for maintenance renewal is vendor-specific objective evidence (“VSOE”) of the fair value of maintenance in these arrangements. For these arrangements, license revenue is recognized using the residual method in the period in which the license agreement is executed assuming all other revenue recognition criteria are met. Where an arrangement involves extended payment terms, revenue recognized using the residual method is limited to amounts due and payable.
We provide design methodology assistance and specialized services relating to generalized turnkey design services. We have an established VSOE of fair value for consulting and training services. Therefore, revenue from such services is recognized when such services are performed. Our consulting services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation does not require any significant modification or alteration. Services to our customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. We generally recognize revenue from consulting services as the services are performed.
For transactions that include maintenance for the entire license term, we have no VSOE of fair value of maintenance. Therefore, we recognize license revenue ratably over the maintenance period. If an arrangement involves extended payment terms—that is, where payment for less than 100% of the arrangement fee is due within one year of the contract date—we recognize revenue to the extent of the lesser of the amount due and payable or the ratable portion. Where consulting and training services are included in arrangements that include time-based licenses and post contract support (“PCS”) where VSOE of PCS has not been established, the Company recognizes the entire arrangement fee ratably over the PCS service period, beginning with the delivery of the software, provided that all other revenue recognition criteria are met. We allocate these arrangements to licenses and services revenue based upon established VSOE of services revenue in the condensed consolidated statements of operations.
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
Change in Revenue Reporting
For the first quarter of fiscal 2012, we reported revenue and cost of revenue in the condensed consolidated statements of operations in two categories: licenses revenue and services revenue. Previously, revenue and cost of revenue were reported in three categories: licenses, bundled licenses and services, and services. We concluded that the results of the bundled licenses and services category of revenue do not indicate a material trend in the historical or future performance of our operations. Bundled licenses and services revenue and cost of revenue are divided into their component parts and included with either licenses or services. We allocated the established VSOE of services revenue included in bundled licenses revenue to services revenue in the condensed consolidated statement of operations. Presentation of prior period revenue and cost of revenue has been adjusted to conform to the current period.
This change for financial reporting purposes conforms to the presentation of revenue and cost of revenue for management reporting and analysis purposes in our Management's Discussion and Analysis of Financial Conditions and Results of Operations since the third quarter of fiscal 2009. Bundled licenses and services revenue was presented as a category of revenue due to our revenue recognition accounting policy. We offer various contractual terms to our customers in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long term-contracts frequently shifts between revenue categories, with no change in the aggregate revenues recognized from such contracts. Because customers can choose to purchase the same products as either bundled or unbundled, under the former presentation, customer choices in any quarter can create the appearance of revenue volatility that does not reflect the underlying substance. Separating the bundled contracts into their respective components of licenses and services will more clearly reflect the results of revenues by removing the distorting effects of changing customer preferences. We also noted the former presentation and disclosure was inconsistent with industry practice of our main competitors, which inhibits comparability, relevance and usefulness to users of the financial statements for purposes of making investment decisions.
Stock-based compensation
Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense, net of estimated forfeitures, over the vesting period of the award.
Determining the fair value of stock-based awards at the grant date requires the input of various highly subjective assumptions, including expected future stock price volatility, expected term of instruments and expected forfeiture rates. We established the expected term for employee options and awards, as well as forfeiture rates, based on the historical settlement experience, while giving consideration to vesting schedules and to options that have estimated life cycles less than the contractual terms. Assumptions for option exercises and pre-vesting terminations of options were stratified for employee groups with sufficiently distinct behavior patterns. For fiscal 2011, expected future stock price volatility was developed based on the average of our historical daily stock price volatility and average implied volatility. For fiscal 2012, expected future stock price volatility was developed based on the average of our historical daily stock price volatility. Due to significant changes in our capital structure during fiscal 2011 and the lack of comparable traded option activity, management believes using historical daily stock price volatility exclusively for fiscal 2012 is a better basis for estimating future stock price volatility. These input factors are subjective and are determined using management’s judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.
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
As of July 31, 2011, two of our customers each accounted for more than 10% of total receivables. We did not have an allowance for doubtful accounts at July 31, 2011.
Accounting for asset purchases and business combinations
We are required to allocate the purchase price of acquired assets and business combinations to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, acquired workforce and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
Other estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation.
Goodwill impairment
We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting units. Any impairment loss recorded in the future could have a material adverse impact on our financial condition and results of operations.
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
During fiscal 2011, we conducted our annual goodwill impairment test at December 31, 2010 using the market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding of our common stock. At December 31, 2010, we determined that the fair value of the Company was greater than the net book value of the net assets of the reporting unit including goodwill and therefore concluded there was no impairment of goodwill.
During the three months ended July 31, 2011, there were no triggering events that would indicate an impairment and cause us to conduct an impairment test.
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
Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies, in assessing the amount of the valuation allowance.
As of July 31, 2011, we believe it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
Strategic investments in privately-held companies
Our strategic equity investments consist of preferred stock and convertible notes that are convertible into preferred or common stock of several privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $0.5 million at July 31, 2011. Our ability to recover our investments in private, non-marketable equity securities and convertible notes and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.
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
We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded write-downs related to these non-marketable equity investments of $36,000 and $34,000 for the three months ended July 31, 2011 and August 1, 2010, respectively for our proportionate share in the net losses of the investee companies.
The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was as follows (in thousands):

	July 31, 2011	May 1, 2011
Non-Marketable Securities - Application of Equity Method	$496	$531
Total	$496	$531
During the fourth quarter of fiscal 2010, Synopsys, Inc. purchased 100% of the outstanding stock of Zerosoft, Inc., for $24.0 million in cash and future contingent cash payments. Our 35% ownership interest in Zerosoft, Inc. at the time of the sale resulted in $4.7 million in cash at closing and $4.3 million in contingent proceeds. The contingent proceeds consisted of a holdback amount equal to 10% of the initial consideration to be held in escrow and released for payment 15 months from the date of the agreement to secure the indemnification obligations of the sellers, and earnout consideration based upon the achievement of certain annual product performance improvement milestones for the three years subsequent to the sale agreement. The proceeds (net of expenses) of $4.6 million offset against the net book value of the investment of $1.4 million on the date of sale of the investment resulted in a net gain of $3.2 million, which was recorded in the statement of operations in other income.The holdback amount and earnout consideration are gain contingencies each representing incremental income and will be recognized if and when all contingencies are resolved.

During the first quarter of fiscal 2012, we received contingent proceeds of $0.5 million that were held in escrow. The proceeds have been recorded in other income in the condensed consolidated statement of operations.
Results of Operations
Revenue
Revenue is comprised of licenses and services revenue. Licenses revenue consists of fees for time-based or perpetual licenses of our software products. Services revenue consists of fees for services, such as customer training, consulting and PCS associated with licenses. We recognize revenue based on the specific terms and conditions of the license contracts with our customers for our products and services as described above under the caption “Critical Accounting Policies and Estimates.”
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
Ratable. For time-based licenses that include maintenance or services where VSOE is not established, we recognize license revenue ratably over the contract term, or as customer payments become due and payable, if less. In our statements of operations the revenue for these arrangements are allocated to their component parts, and included in either license or service revenue based on arrangements where VSOE for maintenance and services has been established. We refer to these licenses generally as “Ratable” and we generally refer to all time-based licenses recognized on a ratable basis as “Long-Term,” independent of the actual length of term of the license.
Due & Payable. For time-based licenses that include maintenance or services where VSOE is established and the payment terms extend greater than one year from the arrangement effective date, we recognize license revenue on a due and payable basis. For management reporting and analysis purposes, we refer to this type of license generally as “Due & Payable.”
Up-Front. For time-based and perpetual licenses that include maintenance or services where VSOE is established, we recognize license revenue upon shipment if the payment terms require the customer to pay 100% of the license fee and the initial period of PCS is within one year from the agreement date. In all of these cases, the contracts are non-cancelable, and the customer has taken delivery of both the software and the encryption key required to operate the software. For management reporting and analysis purposes, we refer to this type of license generally as “Up-Front,” where the license is either perpetual or time-based.
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
Revenue, cost of revenue and gross profit
The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three months ended July 31, 2011 and August 1, 2010 (in thousands, except for percentage data):

Three Months Ended:	July 31, 2011	% of Revenue	August 1, 2010	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue
Ratable	$5,696	16%	$6,017	18%	$(321)	(5)%
Due & Payable	15,111	43%	12,240	38%	2,871	23%
Up-Front*	2,527	7%	3,210	10%	(683)	(21)%
Cash Receipts	3,223	9%	2,838	9%	385	14%
Total Licenses revenue	26,557	75%	24,305	75%	2,252	9%
Services revenue	8,749	25%	8,251	25%	498	6%
Total Revenue	35,306	100%	32,556	100%	2,750	8%
Cost of Revenue
License	619	2%	936	3%	(317)	(34)%
Services	4,000	11%	3,806	12%	194	5%
Total cost of sales	4,619	13%	4,742	15%	(123)	(3)%
Gross Profit	$30,687	87%	$27,814	85%	$2,873	10%

*	Includes $0.8 million, or 2%, and $2.1 million, or 7%, of total revenue from new contracts for the three months ended July 31, 2011 and August 1, 2010, respectively.
We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three months ended July 31, 2011 and August 1, 2010 (in thousands, except for percentage data):

Three Months Ended:	July 31, 2011	% of Revenue	August 1, 2010	% of Revenue	Dollar Change	% Change
North America	$23,307	66%	$17,917	55%	$5,390	30%
International:
Europe	4,800	13%	1,983	6%	2,817	142%
Japan	1,997	6%	5,819	18%	(3,822)	(66)%
Asia-Pacific (excluding Japan)	5,202	15%	6,837	21%	(1,635)	(24)%
Total international	11,999	34%	14,639	45%	(2,640)	(18)%
Total revenue	$35,306	100%	$32,556	100%	$2,750	8%
Revenue
Revenue for the three months ended July 31, 2011 and August 1, 2010 was $35.3 million and $32.6 million, respectively, an increase of 8%.
Licenses revenue increased by 9% in the three months ended July 31, 2011 as compared to the three months ended August 1, 2010. The increase in the license revenue was due to enhanced versions of several existing products gaining initial market acceptance, combined with some improvement in economic conditions in the semiconductor industry, which resulted in an increase in customer spending compared to license revenue for the three months ended August 1, 2010.

•
Ratable and Due & Payable revenue combined increased by $2.6 million, or 14%, for the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. The increase as a percentage of total revenue is the result of the mix and volume of revenue from backlog from long-term Ratable and Due & Payable contracts recognized during the quarter compared to Up-Front revenue. The mix and volume of contracts is primarily driven by customer requirements and is within our expected target of revenue from backlog.

•
Up-Front revenue decreased $0.7 million, or 21%, in the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. Up-front revenue as a percentage of total revenue decreased by 3% for the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. The decrease as a percent of total revenue is the result of the mix and volume of Up-Front revenue recognized during the quarter compared to revenue from backlog from long-term Ratable and Due & Payable contracts. The mix and volume of Up-Front contracts is primarily driven by customer requirements and included $0.8 million, or 2%, of total revenue for the three months ended July 31, 2011, from new contracts entered into in the quarter, and is within our target of 10% or less of total revenue.

•
Cash Receipts revenue increased during the three months ended July 31, 2011 by $0.4 million as compared to the three months ended August 1, 2010. The increase is due to additional customers classified as cash receipts as a result of a continued concern for the financial condition of some of our customers.

Services revenue increased by $0.5 million during the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. We believe the fluctuations were a result of the timing of customer’s purchase of services.
North America revenue increased by $5.4 million during the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. The increase in the domestic revenue is due to the improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending.
The increase in the domestic revenue is due to the improvement in economic conditions in the semiconductor industry, which resulted in an increase in customer spending.
International revenue decreased by $2.6 million during the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. The decrease in international revenue was mainly due to a $3.8 million decrease in the revenue from Japan. The revenue from Japan decreased due to consolidations in the semi-conductor industry, involving certain of our customers, which was a result of global competition and efforts to improve efficiency and eliminate overlap.
One customer accounted for 10% or more of total revenue for each of the fiscal quarters ended July 31, 2011 and August 1, 2010.
Cost of Revenue
Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature, variable expenses such as royalties, and allocated outside sales representative expenses.
Cost of licenses revenue decreased by $0.3 million, or 34%, during the three months ended July 31, 2011, compared to the three months ended August 1, 2010, primarily due to the full amortization of significant intangible assets from prior acquisitions.
Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.
Cost of services revenue increased by $0.2 million, or 5% for the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. The increase was primarily due to an increase of $0.2 million in consulting costs.
Operating expenses
The table below sets forth operating expense data for the three months ended July 31, 2011 and August 1, 2010 (in thousands, except for percentage data):

Three Months Ended:	July 31, 2011	% of Revenue	August 1, 2010	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$12,785	36%	$12,259	38%	$526	4%
Sales and marketing	10,410	29%	10,567	32%	(157)	(1)%
General and administrative	6,171	17%	4,690	14%	1,481	32%
Amortization of intangible assets	202	1%	256	1%	(54)	(21)%
Restructuring charges	726	2%	(14)	—%	740	(5,286)%
Total operating expenses	$30,294	85%	$27,758	85%	$2,536	9%
Research and development expense increased by $0.5 million, or 4%, in the three months ended July 31, 2011 as compared to the three months ended August 1, 2010. The increase was primarily due to an increase in payroll related expense by $0.8 million as a result of merit increases implemented at the beginning of fiscal 2012. The increase was also attributable to an increase of $0.1 million in travel and entertainment and consulting expenses. This increase was offset by a decrease of $0.4 million related to stock based compensation expenses.
Sales and marketing expense decreased by $0.2 million, or 1%, in the three months ended July 31, 2011 as compared to the three months ended August 1, 2010. The decrease was primarily due to the decrease in allocation of the application engineer costs by $0.2 million, decrease of $0.2 million in common expenses, such as information technology and facility related expenses. The decrease was also attributable to a decrease in the consulting and travel and entertainment costs by $0.3 million. The above decreases were offset by an increase in the payroll related costs by $0.5 million as a result of merit increases implemented at the beginning of the fiscal 2012.
General and administrative expense increased by $1.5 million, or 32%, in the three months ended July 31, 2011, as compared to three months ended August 1, 2010. The increase was mainly due to the $1.9 million in the legal and administrative costs incurred due to an investigation conducted by the Audit Committee of the Board of Directors of whistleblower allegations related to business expense reimbursements, executive and other employee compensation, and restructuring costs. The investigation was concluded in the first quarter of fiscal 2012. The increase was offset by a decrease in consulting expenses of $0.2 million and a decrease in deferred stock compensation expense of $0.2 million.
Amortization of intangible assets decreased by $0.1 million, or 21%, during the three months ended July 31, 2011, as compared to three months ended August 1, 2010, primarily due to several existing developed technologies and patents having been fully amortized prior to or during the three months ended July 31, 2011.
The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.
Restructuring charges increased by $0.7 million, for the three months ended July 31, 2011, respectively, as compared to the three months ended August 1, 2010.
During the first quarter of fiscal 2012, we announced "SiliconOne", a major restructuring of our global go-to market strategy. The direction in product strategy to differentiated integrated vertical solutions requires the sales teams to be able to present multiple-product platform solutions that integrate with customer design flows, rather than selling individual products; a strategy which we have relied upon since our founding. Because substantially different skill sets along with changes to the structure and scope of the sales and marketing departments, are required to support the implementation of the new go-to-market strategy, we initiated a restructuring plan in the first quarter of fiscal 2012 ("FY 2012 Restructuring Plan").
The FY 2012 Restructuring Plan: (i) was approved and controlled by senior management; (ii) materially changed the manner in which we conduct our business; (iii) identified the number of positions and functions that were to be substantially modified, relocated or terminated; and (iv) identified the expected completion date for the changes required by the SiliconOne initiative. We determined that certain employees did not possess the capabilities and background necessary to ensure the success of the SiliconOne initiative. As a result, some of these employees were terminated and paid severance during the first quarter of fiscal 2012, resulting in a charge of $0.8 million to restructuring expense in connection with the FY 2012 Restructuring Plan. No other type of restructuring charge related to the FY 2012 Restructuring Plan was recorded during the first quarter of fiscal 2012.
In connection with the FY 2012 Restructuring Plan, we expect to incur additional severance and relocation costs during the second quarter of fiscal 2012. An accrual for additional costs has not been recorded because liabilities had not been incurred and the costs were not reasonably estimable at the end of the first quarter of fiscal 2012. Each severance and relocation arrangement under the FY 2012 Restructuring Plan is individually negotiated, and therefore the liability is not known until the offer is accepted by each employee. The FY 2012 Restructuring Plan is expected to be complete by the end of the second quarter of fiscal 2012.

In fiscal 2009, we initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve our cost structure and to better align our resources and improve operating efficiencies. In connection with the FY 2009 Restructuring Plan, we recorded a restructuring charge of $(0.1) million for the first quarter of fiscal 2012 related to a change in estimate for purchased software that was initially recorded at $0.7 million in the third quarter of fiscal 2011. The purchased software refers to the our legacy customer relationship management tool ("CRM tool"), which we were contractually obligated to license through January 30, 2012 (the third quarter of fiscal 2012). During the first quarter of fiscal 2012, we negotiated a $0.1 million reduction in the final annual license fee due to the vendor of the CRM tool. Accordingly, we reduced $0.1 million of restructuring expense in the first quarter of fiscal 2012, the period the negotiations were completed. No other restructuring charges were recorded in connection with the FY 2009 Restructuring Plan during the first quarter of fiscal 2012.
Other items
The table below sets forth other data for the three months ended July 31, 2011 and August 1, 2010 (in thousands, except for percentage data):

Three Months Ended:	July 31, 2011	% of Revenue	August 1, 2010	% of Revenue	Dollar Change	% Change
Operating income, net
Interest income	$14	—%	$29	—%	$(15)	(52)%
Interest expense	(482)	(1)%	(806)	(2)%	324	(40)%
Valuation gain, net	—	—%	38	—%	(38)	(100)%
Loss on extinguishment of debt	—	—%	(2,093)	(6)%	2,093	(100)%
Other income (expense), net	394	1%	(151)	—%	545	(361)%
Total other expense, net	$(74)	—%	$(2,983)	(8)%	$2,909	(98)%
Provision for income taxes	$420	(1)%	$331	(1)%	$89	27%
Interest income decreased by 52% in the three months ended July 31, 2011, compared to the three months ended August 1, 2010, primarily due to the lower interest rates on investments in money market funds.
Interest expense primarily represents amortization of debt premium and issuance costs in connection with our 2014 Notes and interest on our term debt and line of credit facility.
The interest expense and amortization of debt discount/premium decreased by $0.3 million for the three months ended July 31, 2011, as compared to the three months ended August 1, 2010. During fiscal 2011, we repurchased $2.75 million of the 2014 Notes and converted $20.7 million of the 2014 Notes into common stock. The decrease in the principal amount of 2014 Notes resulted in decrease in the interest expense by $0.4 million. The decrease was offset by an increase in interest expense of $0.1 million due to additional term debt of $10.0 million in fiscal 2011 from Wells Fargo Capital, LLC.
Valuation gain, net represented a net gain of $38,000 in the three months ended August 1, 2010. See the discussion in Note 2 “Fair Value Option,” included in our condensed consolidated financial statements.
Loss on extinguishment of debt represents loss incurred on the repurchase of $2.75 million of aggregate principal amount of the 2014 Notes for $4.8 million during the first quarter of fiscal 2011.
Other income (expense), net for the three months ended July 31, 2011 increased by $0.5 million as compared to the three months ended August 1, 2010. The increase was primarily due to the receipt of contingent proceeds of $0.5 million that were held in escrow on the sale of our investment in Zerosoft, Inc. to Synopsys.
Provision for income taxes along with our effective tax rates for the periods presented follows:

	Three months ended
	July 31, 2011	August 1, 2010
Income (loss) before income taxes	$319	$(2,927)
Provision for income tax	$420	$331
Effective tax rate	131.6%	11.3%
The provision for income taxes was $0.4 million and $0.3 million for the three months ended July 31, 2011 and August 1, 2010, respectively. The effective tax rates were 131.6% and 11.3% for the three months ended July 31, 2011 and August 1, 2010, respectively. The tax provision increase for the quarter ended July 31, 2011 is due to higher foreign withholding tax payments than the year-ago quarter ended August 1, 2010. As we are in a full valuation allowance position in the U.S., we did not receive any tax benefit from making these foreign withholding tax payments. The fluctuation in the effective tax rate is primarily driven by taxes on earnings from our foreign subsidiaries. Our foreign subsidiaries are generally always profitable due to the cost plus arrangements with the U.S. parent entity, thus taxable income is forecasted to be incurred for our foreign operations regardless of consolidated results. The level of taxes on foreign earnings, combined with the change in the our consolidated operating results from a loss for the quarter ended August 1, 2010 ($2.9 million) to a profit for the quarter ended July 31, 2011 ($0.3 million) drove the increase in the effective tax rate.
Our fiscal 2012 effective tax rate for the three months ended July 31, 2011 differs from the combined federal and state statutory rate primarily due to changes in our U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.
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
We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Our larger jurisdictions provide a statute of limitations ranging from three to six years. In the U.S., the statute of limitations remains open for fiscal years 2004 and forward. At July 31, 2011, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Liquidity and Capital Resources
The table below sets forth certain cash and cash equivalents as of July 31, 2011 and May 1, 2011, and cash flow data for the three months ended July 31, 2011 and August 1, 2010 (in thousands):

	July 31, 2011	May 1, 2011
Cash and cash equivalents	$51,101	$47,088

	Three Months Ended
	July 31, 2011	August 1, 2010
Net cash provided by operating activities	$4,001	$1,387
Net cash provided by investing activities	$368	$15,645
Net cash used in financing activities	$(394)	$(41,491)
Our cash and cash equivalents were approximately $51.1 million on July 31, 2011, an increase of $4.0 million, or 9%, from cash and cash equivalents of $47.1 million at May 1, 2011. The increase is primarily due to the increase in cash provided by operating and investing activities of $4.0 million and $0.4 million, respectively, offset by cash used in financing activities of $0.4 million.
We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of July 31, 2011, we held an aggregate of $43.2 million in cash and cash equivalents in the United States and an aggregate of $7.9 million in foreign accounts. If required for our operations in the United States, most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). We do not anticipate a need to repatriate these funds for use in our U.S. operations. During fiscal 2011, we repatriated earnings from certain foreign subsidiaries, and will continue to evaluate opportunities for earnings repatriation from foreign operations if favorable circumstances warrant.
Net cash provided by operating activities
Net cash provided by operating activities increased by $2.6 million, or 188%, in the three months ended July 31, 2011 compared to the three months ended August 1, 2010 due to an increase in cash from customers of $6.5 million due to better cash collections, offset by an increase in cash paid on prepaid and other assets of $2.1 million, and increase in cash used by accounts payable and accrued liabilities of $1.7 million.
Net cash provided by investing activities

Net cash provided by investing activities decreased by $15.3 million, or 98%, for the three months ended July 31, 2011 compared to the three months ended August 1, 2010. During the first quarter of fiscal 2011, the cash inflow was mainly due to the receipt of $16.9 million cash received on maturity of Auction Rate Securities, whereas during the first quarter ended July 31, 2011, we did not receive any cash on sale of investment. The above decrease was offset by increase in purchase (sale) of strategic investments, net by $0.8 million, decrease in cash paid on purchase of property and equipment by $0.3 million and a decrease in cash paid on business/asset acquisitions by $0.6 million.
Net cash used in financing activities
Net cash used in financing activities decreased $41.1 million, or 99%, in the three months ended July 31, 2011, compared to the three months ended August 1, 2010. During the three months ended August 1, 2010, we paid $23.2 million in aggregate principal amount of the 2010 Notes; we also used $11.2 million to repay the UBS secured credit line. In addition, we purchased 2014 Notes with an aggregate principal value of $2.75 million for $4.8 million, and purchased common stock on the open market for $2.0 million.
Capital resources
Cash and cash equivalents available for use aggregated a total of $51.1 million at July 31, 2011.
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
We generated positive cash flow of $4.0 million from operations in the first fiscal quarter of 2012. Our ability to fund our cash needs over the short and long term will depend on our ability to continue to generate cash from operations, which is subject to general economic and financial market conditions, competition, maintaining our existing credit facility and other factors. If we are unable to generate sufficient cash from operations for these purposes, we may be required to access the capital and credit markets for additional liquidity, and we cannot guarantee that we will be able to do so on satisfactory terms or at all. In particular, continued concerns about the global financial and banking systems, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to continued uncertainty for the global economy generally. If these market conditions continue, the availability and cost of credit may be adversely affected and we may be unable, or limited in our ability, to access the capital markets to meet our liquidity needs, resulting in an adverse impact on our financial position and results of operations.
Revolving Loans and Term Debt
On March 19, 2010, we entered into a new four year credit facility with Wells Fargo Capital Finance, LLC. (as amended the “New Credit Facility”), which replaced our previous $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority interest in all of our assets. The Term Loan A repayments are in equal quarterly installments of $0.6 million, beginning October 31, 2010.
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
The revolving loan and Term Loan A bear interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 4.5%): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR Rate or a Base Rate, at management’s election, in each case determined as follows (plus a margin of 3%): (A) if at a LIBOR Rate, at a per annum rate equal to the LIBOR Rate of the greater of (i) 1.00% per annum or (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the Base Rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR Rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, we are required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, and 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.
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
The New Credit Facility, contains covenants that, among other things, limit our ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business. Events of default under the New Credit Facility, include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents, and certain change of control events.
The New Credit Facility, also restricts our ability to pay dividends or make other distributions on our stock and requires that we comply with certain financial conditions. As of July 31, 2011, we had borrowed $25.0 million of term debt and had repaid the $2.2 million of Term Loan A and $0.7 million of Term Loan B. As of July 31, 2011, we had $13.3 million in unused revolving loans under the New Credit Facility.
As of July 31, 2011, we were in compliance with the financial covenants contained in the New Credit Facility.
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
As of July 31, 2011, approximately $3.25 million of the 2014 Notes remained outstanding and are convertible into approximately 1.8 million shares of our common stock. From time to time, we may enter into additional transactions in the future with respect to the repurchase or conversion of the $3.25 million remaining balance of convertible notes due May 2014 whenever conditions are sufficiently attractive. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Contractual obligations
As of July 31, 2011, our principal contractual obligations are $38.25 million from fiscal 2012 through fiscal 2014. Contractual obligations consist of the operating leases on our office facilities of $4.4 million, $2.3 million in capital lease obligations for computer equipment, $4.6 million of purchase obligations, a term loan of $22.0 million, $1.7 million in letters of credit, and $3.25 million in 2014 Notes. We have no material commitments for capital expenditures and, as a result of the cost reduction plans we initiated in fiscal 2009, we do not anticipate an increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of July 31, 2011. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other obligations for goods and services entered into in the normal course of business. These obligations, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.

Our acquisition agreements related to certain business combination and asset purchase transactions have obligated us to pay certain contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. As of July 31, 2011, we did not have any outstanding contingent cash considerations to be paid under our acquisition agreements. The earnout period on our acquisitions ended March 31, 2011.
Off-balance Sheet Arrangements
As of July 31, 2011, we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
Indemnification Obligations
We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have specified terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of July 31, 2011.
We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors' and officers' liability insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of July 31, 2011.
In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of those companies to their respective officers and directors. No liabilities have been recorded for these agreements as of July 31, 2011.
Warranties
We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of July 31, 2011. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of July 31, 2011, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents.
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
Foreign Currency Exchange Rate Risk
A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of July 31, 2011, we had approximately $5.4 million of cash and money market funds in foreign currencies. We enter into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and foreign currencies. The derivatives do not qualify for hedge accounting treatment. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the three months ended July 31, 2011, net foreign exchange loss of $0.2 million was included in “Other (expense), net” in our consolidated statements of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. In arriving at this conclusion, management considered the results of the investigation overseen by the Audit Committee of the Board of Directors, of whistleblower allegations related to business expense reimbursements, executive and other employee compensation, and restructuring costs. The investigation was concluded in the first quarter of fiscal 2012. The investigation was conducted by independent legal and accounting firms hired by the Audit Committee. We incurred approximately $1.9 million of costs, these costs were solely professional fees charged by the legal and accounting firms conducting the investigation and did not include any settlements or penalties. The deficiencies did not result in a misstatement of financial statements of any prior periods.
Changes in Internal Control over Financial Reporting
In the course of our investigation, certain deficiencies in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“internal controls”) were revealed. We are reviewing the relevant internal controls and related compliance policies and procedures for remediation, including the review, expansion and formalization of policies relating to expense reports and reimbursement procedures and the enhancement of training of employees regarding compliance with these and other policies. We are in the process of determining and intend to implement, changes to relevant internal controls. However, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect to implement changes to internal controls to remediate these deficiencies during the second and third fiscal quarters of 2012.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at July 31, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of July 31, 2011 or May 1, 2011. Litigation settlement and legal fees are expensed in the period in which they are incurred.
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
The court entered a judgment in favor of Genesis and Magma on March 2, 2011, requiring that National Union pay $5.0 million plus prejudgment interest to Genesis. On April 1, 2011, National Union appealed the trial court's judgment to the Ninth Circuit Court of Appeals. The opening brief of National Union is due by October 3, 2011. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A.    RISK FACTORS
A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Form 10-K for the year ended May 1, 2011.
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
Some contracts with extended payment terms provide for payments that are weighted toward the latter part of the contract term. Accordingly, for license agreements that include maintenance or services where VSOE is not established, as the payment terms are extended, the revenue from these contracts is not recognized evenly over the contract term, but is recognized as the lesser of the cumulative amounts due and payable or ratably. For license agreements that include maintenance or services where VSOE is established, as the payment terms are extended, the revenue from these contracts is recognized as amounts become due and payable. Revenue recognized under these arrangements will be higher in the latter part of the contract term, which potentially puts our future revenue recognition at greater risk of the customer's continued credit-worthiness. In addition, some of our customers have extended payment terms, which create additional credit risk.
We are currently party to and may enter into debt arrangements in the future, each of which may subject us to restrictive covenants which could limit our ability to operate our business.
We are party to a $40.0 million credit facility with Wells Fargo Capital Finance, LLC, pursuant to which we had outstanding borrowings of $22.0 million of term loans and two letters of credit totaling $1.7 million as of July 31, 2011. Our credit facility imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities, sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements, term loans or the issuance of debt securities that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.
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
We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of July 31, 2011, we had an aggregate principal amount of approximately $27.0 million in outstanding debt, which was comprised of $3.25 million aggregate principal amount of 2014 Notes, as well as $22.0 million of outstanding term loan borrowings and two letters of credit totaling $1.7 million under our credit facility with Wells Fargo Capital Finance, LLC, which expires on October 29, 2014. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.
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
We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. For another example, we currently face a lawsuit in which one of our insurers, Genesis Insurance Company, seeks the return of $5.0 million it paid towards the settlement of the putative stockholder and derivative lawsuits that arose out of the Synopsys patent infringement lawsuit. The case is pending and described in more detail in Part II, Item 1, “Legal Proceedings”. In the future, other parties may assert intellectual property infringement claims or other claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.
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
We have a history of losses, except for fiscal 2003 and fiscal 2004, and we had an accumulated deficit of approximately $387.2 million as of July 31, 2011. If we continue to incur losses, the trading price of our stock may decline.
We had an accumulated deficit of approximately $387.2 million as of July 31, 2011. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we incur losses in the future, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we incur losses in the future, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.
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
Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditures for the first fiscal quarter of fiscal 2012 and for fiscal year 2011 was $12.8 million and $49.9 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase, which could negatively affect our operating results. If these increased efforts do not result in a corresponding increase in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our operating results.
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
The global economic downturn negatively affected the semiconductor industry and our business, and in response to these adverse conditions we implemented a series of restructuring efforts. We incurred restructuring charges primarily for costs related to severance, expatriate relocation, facilities consolidation and termination, discontinued use of purchased software, and other costs related to the restructuring. This reduction in force might harm operating results by making it more difficult for the reduced workforce to take advantage of business opportunities and reach revenue goals. Furthermore, if our product marketing strategy initiative and sales and marketing organizational restructuring results in ineffective interoperability between our products or ineffective collaboration among our employees, then our operating results may be harmed. For example, we could experience delays in new product development that could cause us to lose customer orders, which could harm our operating results. We cannot assure you that if semiconductor industry or general economic conditions worsen, we will not be required to make further cost reductions.
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
We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations continue over the software license period, and are perpetual in some instances. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of July 31, 2011. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.
We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of July 31, 2011. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.
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
In the first quarter of fiscal 2012, we generated 34% of our total revenue from sales outside North America, as compared to 45% during the first quarter of fiscal 2011.
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
While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of July 31, 2011, we had approximately $5.4 million of cash and money market funds in foreign currencies. We enter into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.
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
The market price of our stock is subject to significant fluctuations in response to a number of factors, including the risk factors set forth in this Quarterly Report on Form 10-Q, many of which are beyond our control. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our common stock.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
None

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.PRE	XBRL Taxonomy Extension Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document*					X
* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not deemed part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated:	September 9, 2011	/s/ Peter S. Teshima
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document*					X
101.SCH	XBRL Taxonomy Extension Schema Document*					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.PRE	XBRL Taxonomy Extension Calculation Linkbase Document*					X
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document*					X
* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not deemed part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections