Form 10-Q
period 2011-10-30
MAGMA DESIGN AUTOMATION INC
filed 2011-12-09
CIK 1065034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
The number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of December 6, 2011 was 69,140,270.

MAGMA DESIGN AUTOMATION, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 30, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 30, 2011	May 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,809	$47,088
Accounts receivable, net including receivables from related parties of $875 and $2,181 at October 30, 2011 and May 1, 2011, respectively	24,377	35,530
Prepaid expenses and other current assets	4,176	3,915
Total current assets	79,362	86,533
Property and equipment, net	5,700	6,066
Intangible assets, net	2,351	3,691
Goodwill	7,415	7,415
Other assets	2,604	2,767
Total assets	$97,432	$106,472
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,133	$3,697
Accrued expenses	12,934	14,160
Current portion of term debt	1,875	3,750
Current portion of other long-term liabilities	1,083	1,199
Deferred revenue	21,528	34,390
Total current liabilities	40,553	57,196
Convertible notes, net of debt premium of $122 and $145 at October 30, 2011 and May 1, 2011, respectively	3,372	3,395
Long-term portion of term debt	19,500	19,188
Long-term tax liabilities	1,814	1,703
Other long-term liabilities	979	1,270
Total liabilities	66,218	82,752
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	452,555	447,328
Accumulated deficit	(384,199)	(387,087)
Treasury stock at cost	(32,615)	(32,615)
Accumulated other comprehensive loss	(4,534)	(3,913)
Total stockholders' equity	31,214	23,720
Total liabilities and stockholders' equity	$97,432	$106,472

See accompanying notes to unaudited condensed consolidated financial statements.

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Revenue*:
Licenses	$31,551	$26,903	$58,108	$51,242
Services	6,732	7,023	15,481	15,240
Total revenue	38,283	33,926	73,589	66,482
Cost of revenue*:
Licenses	542	998	1,161	1,934
Services	4,011	4,065	8,011	7,871
Total cost of revenue	4,553	5,063	9,172	9,805
Gross profit	33,730	28,863	64,417	56,677
Operating expenses:
Research and development	12,698	11,747	25,483	24,006
Sales and marketing	11,481	11,319	21,891	21,886
General and administrative	5,218	4,625	11,389	9,315
Amortization of intangible assets	149	289	351	545
Restructuring charges	520	182	1,246	168
Total operating expenses	30,066	28,162	60,360	55,920
Operating income	3,664	701	4,057	757
Other income (expense):
Interest income	23	20	37	49
Interest expense	(454)	(537)	(936)	(1,343)
Valuation gain, net	—	—	—	38
Loss on extinguishment of debt	—	—	—	(2,093)
Inducement fees on conversion of notes	—	(2,279)	—	(2,279)
Other income (expense), net	158	(712)	552	(863)
Other expense, net	(273)	(3,508)	(347)	(6,491)
Net income (loss) before income taxes	3,391	(2,807)	3,710	(5,734)
Benefit from (provision for) income taxes	(403)	93	(823)	(238)
Net Income (loss)	$2,988	$(2,714)	$2,887	$(5,972)
Net income (loss) per share, basic	$0.04	$(0.04)	$0.04	$(0.11)
Net income (loss) per share, diluted	$0.04	$(0.04)	$0.04	$(0.11)
Shares used in per share calculation, basic	68,458	60,542	68,121	56,553
Shares used in per share calculation, diluted	72,947	60,542	71,410	56,553

* Revenue and cost of revenue for the three and six months ended October 31, 2010 have been adjusted to conform with the presentation for the three and six months ended October 30, 2011. See Note 1 for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements

MAGMA DESIGN AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 30, 2011	October 31, 2010
Cash flows from operating activities:
Net Income (loss)	$2,887	$(5,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,966	2,397
Amortization of intangible assets	1,381	2,203
Provision for doubtful accounts	225	—
Amortization of debt discount and debt issuance costs	126	449
Amortization of debt premium	(23)	(287)
Loss on extinguishment of convertible notes	—	2,093
Inducement fee on conversion of convertible notes	—	2,279
(Gain)/Loss on strategic equity investments	(470)	65
Stock-based compensation	4,890	6,569
Restructuring charges	1,246	168
Other non-cash items	3	67
Changes in operating assets and liabilities:
Accounts receivable	10,445	1,685
Prepaid expenses and other assets	(216)	214
Accounts payable	(562)	(988)
Accrued expenses	(2,702)	(5,264)
Deferred revenue	(12,996)	(1,442)
Other long-term liabilities	211	(160)
Net cash provided by operating activities	6,411	4,076
Cash flows from investing activities:
Cash paid for purchased technology and acquisition related earnouts	(40)	(599)
Purchase of property and equipment	(1,122)	(457)
Proceeds from maturities and sale of investments	—	16,875
Sale/(Purchase) of strategic investments	518	(275)
Net cash provided by (used in) investing activities	(644)	15,544
Cash flows from financing activities:
Repayment of lease obligations	(875)	(1,151)
Repayment of secured credit line	—	(11,162)
Repayment of convertible notes due 2010	—	(23,250)
Repurchase of convertible notes due 2014	—	(4,839)
Repayment of term debt	(1,563)	(563)
Proceeds from term debt	—	10,000
Payment of financing fee related to term debt	—	(100)
Payment of inducement fee on conversion of convertible notes due in 2014	—	(2,279)
Proceeds from issuance of common stock, net	3,776	1,766
Repurchase of common stock for retirement	(2,003)	(1,960)
Retirement of restricted stock	(1,403)	(993)
Net cash used in financing activities	(2,068)	(34,531)
Effect of foreign currency translation changes on cash and cash equivalents	22	41
Net change in cash and cash equivalents	3,721	(14,870)
Cash and cash equivalents, beginning of period	47,088	57,518
Cash and cash equivalents, end of period	$50,809	$42,648
Supplemental disclosure of cash flow information
Non-cash investing financing activities:
Purchase of equipment under capital leases	$367	$932

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
Reclassifications
Certain immaterial amounts on the statement of cash flows for the six months ended October 31, 2010, have been reclassified to conform to the six months ended October 30, 2011 presentation.
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
In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which simplifies how entities test goodwill for impairment. The amended guidance permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing as outlined in the previously issued standards. The updated guidance is elective for annual and interim impairment tests performed beginning with the Company's fiscal year 2013 and early adoption is permitted. Magma does not expect the new guidance to significantly impact its consolidated financial statements.
Note 2.    Fair Value Option
During the second quarter of fiscal 2009, the Company elected fair value accounting for the purchased put option recorded in connection with the Auction Rate Securities (“ARS”) settlement agreement signed with UBS Financial Services, Inc. (“UBS”) (see Note 3 “Fair Value of Financial Instruments”). This election was made in order to mitigate volatility in earnings caused by accounting for the purchased put option and underlying ARS under different methods. Fair value accounting led to a gain of $38,000 on the exercise of the purchased put option for the six months ended October 31, 2010, which is included in “Valuation gain, net” in the Company's condensed consolidated statement of operations.
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
The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended October 30, 2011 and October 31, 2010 (in thousands):

	Six Months Ended
	October 30, 2011	October 31, 2010
Beginning balance	$—	$16,837
Net sales and settlements	—	(16,875)
Gain on put option	—	38
Ending balance	$—	$—

Cash and cash equivalents are included in the consolidated balance sheets as follows (in thousands):

	Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
October 30, 2011
Cash (U.S. and international)	$50,809	—	—	$50,809

May 1, 2011
Cash (U.S. and international)	$47,088	—	—	$47,088

Note 4.    Basic and Diluted Net Income (Loss)
The Company computes net income (loss) per share by dividing net income (loss) ("numerator") by the weighted average number of common shares outstanding ("denominator") during the period. Diluted net income (loss) per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the “treasury stock” method of accounting. Potentially dilutive common shares outstanding include shares issuable under the Company’s stock-based compensation plans such as stock options, restricted stock and restricted stock units, and under the Company's employee stock purchase plan, as well as shares issuable upon conversion of redeemable convertible notes.
A summary of weighted average shares used in basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Numerator
Net income (loss)	$2,988	$(2,714)	$2,887	$(5,972)
Denominator
Weighted-average common shares for basic net income (loss)	68,458	60,542	68,121	56,553
Dilutive effect of common shares equivalents from stock-based compensation plans	2,683	—	3,289	—
Dilutive effect of common shares equivalents upon conversion of 2014 Notes	1,806	—	—	—
Weighted-average common shares for diluted net income (loss) per share	72,947	60,542	71,410	56,553

Net income (loss) per share- basic	$0.04	$(0.04)	$0.04	$(0.11)
Net income (loss) per share- diluted	$0.04	$(0.04)	$0.04	$(0.11)
Certain shares issuable under stock options, restricted stock, restricted stock units and the employee stock purchase plan were excluded from the computation of diluted net income (loss) per share in periods when their effect was anti-dilutive either because the Company incurred a net loss for the period, the exercise price of the options was greater than the average market price of the common stock during the period, or the effect was anti-dilutive as a result of applying the “treasury stock” method. In addition, certain common shares issuable upon conversion of convertible notes were excluded from the computation of diluted net loss per share because their effect was anti-dilutive as a result of applying the “if converted” method.
A summary of the potential common shares excluded from diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Shares of common stock issuable under Company’s stock-based compensation plans	4,041	11,566	3,508	11,543
Shares of common stock issuable upon conversion of convertible notes	—	6,043	1,806	10,217

Note 5.    Balance Sheet Components
Significant components of certain balance sheet items were as follows (in thousands):

	October 30, 2011	May 1, 2011
Accounts receivable, net:
Trade accounts receivable, including receivables from related parties of $875 and $2,181 at October 30, 2011 and May 1, 2011, respectively	$14,441	$26,750
Unbilled receivables	10,161	8,939
Gross accounts receivable	24,602	35,689
Allowance for doubtful accounts	(225)	(159)
Total accounts receivable, net	$24,377	$35,530
Accrued expenses:
Accrued sales commissions	$2,133	$1,160
Accrued bonuses	605	4,013
Other payroll and related accruals	6,149	5,219
Acquisition accrual	60	60
Accrued professional fees	601	368
Income taxes payable	403	326
Restructuring accrual	141	769
Other	2,842	2,245
Total accrued expenses	$12,934	$14,160
Note 6.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in thousands):

	October 30, 2011	May 1, 2011
Foreign currency translation adjustments	$4,534	$3,913
Note 7.    Acquisitions
The Company did not make any acquisitions during the six months ended October 30, 2011.
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

	Six Months Ended
	October 30, 2011	October 31, 2010
Goodwill:
Sabio Labs, Inc.	$—	$7
Total goodwill	—	7
Intangible assets:
Licensed Technology	40	310
Total intangible assets	40	310
Total earnout consideration	$40	$317
As of October 30, 2011, there were no outstanding earnouts on any of the previously acquired companies.

Note 8.    Goodwill and Intangible Assets
The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of business combinations and asset purchases (in thousands):

		October 30, 2011			May 1, 2011
	Average Life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$7,415	$—	$7,415	$7,415	$—	$7,415
Other intangible assets:
Developed technology	43	$115,536	$(114,727)	$809	$115,496	$(114,237)	$1,259
Licensed technology	40	42,356	(42,073)	283	42,356	(41,480)	876
Customer relationship or base	70	5,575	(4,766)	809	5,575	(4,505)	1,070
Acquired customer contracts	33	1,390	(1,090)	300	1,390	(1,089)	301
Trademark	67	900	(750)	150	900	(715)	185
Total		$165,757	$(163,406)	$2,351	$165,717	$(162,026)	$3,691
During the six months ended October 30, 2011, the Company acquired developed technology for an amount equal to $40,000. During the same period there were no purchase price adjustments related to acquired businesses.
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
During the six months ended October 30, 2011, there were no triggering events that would indicate an impairment and cause the Company to conduct an impairment test.
The Company has included the amortization expense on intangible assets that relate to products sold in cost of revenue, while the remaining amortization is shown as a separate line item on the Company’s condensed consolidated statements of operations. The amortization expense related to intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Amortization of intangible assets included in:
Cost of revenue	$492	$833	$1,030	$1,658
Operating expenses	149	289	351	545
Total	$641	$1,122	$1,381	$2,203
As of October 30, 2011, the estimated future amortization expense of intangible assets in the table above was as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012 (remaining six months)	$725
2013	1,147
2014	306
2015	126
2016 and thereafter	47
$2,351
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
The 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of the Company's common stock at an initial conversion price of $1.80 per share. Except in limited specific circumstances related to a change in control (which includes consummation of the proposed merger transaction with Synopsys, Inc. (“Synopsys”) described in Note 18 “Subsequent Events”), holders will not receive a cash settlement; therefore, the Company is not required to separately account for the liability and equity components on the 2014 Notes. The 2014 Notes are unsecured senior indebtedness of Magma, which rank equally in right of payment to Magma's credit facility with Wells Fargo Capital Finance, LLC (see Note 10 “Term Loan and Revolving Loans”). The 2014 Notes are effectively subordinated in right of payment to the Wells Fargo credit facility to the extent of the security interest held by Wells Fargo Bank in the assets of the Company. After May 15, 2013, the Company has the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.
During the first quarter of fiscal 2011, the Company repurchased an aggregate principal amount of $2.75 million of the 2014 Notes for $4.8 million in cash. A loss on extinguishment of the 2014 Notes of $2.1 million is accounted for in the condensed consolidated statements of operations as “Loss on extinguishment of debt.”
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
As of October 30, 2011, approximately $3.25 million of the 2014 Notes remained outstanding and are convertible into approximately 1.8 million shares of our common stock.
The following table summarizes the Company’s carrying values and market-based fair values of these financial instruments as of October 30, 2011 and May 1, 2011 (in thousands):

	Carrying Value	Estimated Fair Value
October 30, 2011
Convertible senior notes due 2014	$3,250	$10,586
May 1, 2011
Convertible senior notes due 2014	$3,250	$12,065

Note 10.    Term Loan and Revolving Loans
On March 19, 2010, the Company entered into a new four year credit facility with Wells Fargo Capital Finance, LLC, (as amended, the “New Credit Facility”), which replaced the Company's $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority security interest in all of the Company's assets. The Company subsequently executed three amendments in order to clarify certain administrative and operational aspects of the New Credit Facility. The amendments were executed in June 2010, July 2010 and September 2010, respectively, and did not materially alter the terms and conditions of the New Credit Facility. In October 2010, the Company executed a fourth amendment, which expanded the New Credit Facility with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date to October 2014. In addition, on October 19, 2011, the Company executed a fifth amendment, which changed the LIBOR rate margin on Term Loan A as described below to 3.00% per annum and amended the repayment of quarterly installments for Term Loan A and Term Loan B as described below.
Under the New Credit Facility, beginning October 31, 2010, repayments of Term Loan A became payable in equal quarterly installments of $0.6 million and, in connection with the fifth amendment, such quarterly installment repayments decreased to $0.4 million effective October 31, 2011. Beginning April 30, 2011, repayments of Term Loan B became payable in equal quarterly installments of $0.4 million and, in connection with the fifth amendment, such quarterly installment repayments decreased to $0.3 million effective October 31, 2011. Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $40.0 million or 50% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could limit, but to date have not limited, the Company's borrowing availability.
The revolving loan and Term Loan A bear interest at either a LIBOR rate or a base rate, at management's election, in each case determined as follows (plus a LIBOR rate margin of 4.5% until October 1, 2011 and 3.0% after October 1, 2011): (A) if at a LIBOR rate, at a per annum rate equal to the greater of (i) 1.00% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the base rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR rate or a base rate, at management's election, in each case determined as follows (plus a LIBOR rate margin of 3.0%): (A) if at a LIBOR rate, at a per annum rate equal to the greater of (i) 1.0% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the base rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, the Company is required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, and 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.
The Company is required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of October 29, 2014.
The New Credit Facility contains covenants that limit the Company's ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates, change the nature of the Company's business or cause or permit to exist any change of control (which includes consummation of the proposed merger transaction with Synopsys described in Note 18 “Subsequent Events”). Events of default under the New Credit Facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents.
The New Credit Facility also restricts the Company's ability to pay dividends or make other distributions on the Company's stock and requires that the Company comply with certain financial covenants.
As of October 30, 2011, there were letters of credit outstanding under the New Credit Facility of $2.1 million, which included two letters of credit totaling to $1.7 million as a security deposit on the Company's lease for its corporate facility and an additional letter of credit of $0.4 million in connection with an extension of the Company's lease agreement on September 28, 2011.
As of October 30, 2011, the Company had borrowed $25.0 million of term debt and repaid $3.6 million in total, including $2.6 million on Term Loan A and $1.0 million on Term Loan B. As of October 30, 2011, the unused amount of revolving loans under the New Credit Facility was $12.9 million. As of October 30, 2011, the Company was in compliance with the financial covenants contained in the New Credit Facility.

Note 11.    Restructuring charges
During the first quarter of fiscal 2012, the Company announced "SiliconOne", a major restructuring of its global go-to-market strategy. The change in direction of product strategy to differentiated integrated vertical solutions requires the sales teams to be able to present multiple-product platforms that integrate with customer design flows, rather than selling individual products, a strategy which the Company has relied upon since its founding. Because substantially different skill sets, along with changes to the structure and scope of the sales and marketing departments are required to support the implementation of the new strategy, the Company initiated a restructuring plan in the first quarter of fiscal 2012 ("FY 2012 Restructuring Plan").
The FY 2012 Restructuring Plan: (i) was approved and controlled by senior management; (ii) materially changed the manner in which the Company conducts its business; (iii) identified the number of positions and functions that were to be substantially modified, relocated or terminated; and (iv) identified the expected completion date for the changes required by the SiliconOne initiative. The Company determined that certain employees did not possess the capabilities and background necessary to support the SiliconOne initiative. As a result, some of these employees were terminated and paid severance during the first half of fiscal 2012, resulting in a charge of $1.3 million to restructuring expense in connection with the FY 2012 Restructuring Plan. No other type of restructuring charge related to the FY 2012 Restructuring Plan was recorded during the first half of fiscal 2012.
In connection with the FY 2012 Restructuring Plan, the Company expects to incur additional severance and relocation costs during the third quarter of fiscal 2012. An accrual for additional costs has not been recorded because liabilities had not been incurred, and the costs were not reasonably estimable at the end of the first half of fiscal 2012. Each severance and relocation arrangement under the FY 2012 Restructuring Plan is individually negotiated, and therefore the liability is not known until the offer is accepted by each employee. The FY 2012 Restructuring Plan is expected to be complete by the end of the third quarter of fiscal 2012.
In fiscal 2009, the Company initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve its cost structure and to better align its resources and improve operating efficiencies. In connection with the FY 2009 Restructuring Plan, the Company recorded a restructuring charge of $(0.1) million for the first quarter of fiscal 2012 related to a change in estimate for purchased software that was initially recorded at $0.7 million in the third quarter of fiscal 2011. The purchased software refers to the Company's legacy customer relationship management tool ("CRM tool"), which the Company was contractually obligated to license through January 30, 2012 (the third quarter of fiscal 2012). During the first quarter of fiscal 2012, the Company negotiated a $0.1 million reduction in the final annual license fee payable to the vendor of the CRM tool. Accordingly, the Company recorded a $0.1 million reduction to restructuring expense in the first quarter of fiscal 2012, the period the negotiations were completed. During the six months ended October 30, 2011, adjustments related to facilities and other costs of $0.1 million was recorded.
The restructuring liability activity was as follows (in thousands):

	Severance	Facilities and Other	Net Liability
Balance at May 1, 2011	$228	$541	$769
Restructuring provision	826	(100)	726
Cash payments	(1,029)	(382)	(1,411)
Balance at July 31, 2011	$25	$59	$84
Restructuring provision	468	52	$520
Cash payments	(382)	(81)	$(463)
Balance at October 30, 2011	$111	$30	$141
Note 12.    Contingencies
The Company is subject to various legal proceedings and disputes that arise in the ordinary course of business from time to time. The number and significance of these legal proceedings and disputes may increase as the Company’s size changes. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm the Company’s business and have an adverse effect on its consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, as of October 30, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of October 30, 2011 or May 1, 2011. Litigation settlements and legal fees are expensed in the period in which they are incurred.
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
The Company contends that either Genesis or National Union owes the settlement amounts, but not the Company. The trial court granted summary judgment for the Company and National Union, finding that Genesis owed the settlement amount. Genesis appealed to the Ninth Circuit Court of Appeals, and the Company cross-appealed. On July 12, 2010, the Court of Appeals reversed, ruling that Genesis does not owe the settlement amount under its policy, and remanded the case to the trial court for further proceedings. On December 20, 2010, the trial ruled on various cross-motions that National Union owes the settlement amount to Genesis. The court entered a judgment in favor of Genesis and the Company on March 2, 2011, requiring that National Union pay $5.0 million plus prejudgment interest to Genesis. On April 1, 2011, National Union appealed the trial court's judgment to the Ninth Circuit Court of Appeals. National Union filed its opening brief on October 17, 2011 and the Company's reply brief is due December 12, 2011. While there can be no assurance as to the ultimate disposition of the litigation, the Company does not believe that its resolution will have a material adverse effect on the Company's financial position, results of operations or cash flows.
On September 30, 2011, Golden Gate Technology filed a complaint in the United States District Court for the Northern District of California (Case No. CV 11-04862) alleging that the Company infringes United States Patents Nos. 7,360,193 and 7,823,112 - Golden Gate Technology, Inc. v Magma Design Automation, United States District Court for the Northern District of California Action No. CV 11-04862.  The complaint was served on November 28, 2011 and Magma's answer is currently due on December 19, 2011. The Complaint identifies the Company's Talus product line as the alleged infringing instrumentality.  No trial date or pre-trial dates have been set.
On December 13, 2006 the Company initiated proceedings against Hubertus Maria Johannes Wilhelmus MULLENDERS, Kantoor Van den Boomen Beheer B.V., Kantoor Van den Boomen Accountants B.V., Kantoor Van den Boomen Salarisadviseurs B.V. Moore Stephens Van den Boomen B.V. in the District Court of in 's-Hertogenbosch in the Netherlands. The Company alleged that the defendants, who were providing accounting and taxation services to the Company, breached the duty of due care incumbent upon a reasonably competent and diligent professional acting in similar circumstances. On June 22, 2011, the court ordered Moore Stephens Van den Boomen to pay to Magma a sum of EUR 0.5 million to be increased by applicable statutory interest. On October 19, 2011, the Company, through counsel, received an amount of EUR 0.6 million or $0.9 million. Moore Stephens Van den Boomen is eligible to appeal the judgment and must file his statement of appeal no later than November 29, 2011, but is eligible for six week extensions under certain circumstances. After an appeal is filed, the Company will have six weeks to respond, subject to additional six week extensions under certain circumstances. Until a final judgment is granted the Company, there can be no assurances about ultimate disposition of the litigation. The cash received has accounted in other current liabilities on the condensed consolidated balance sheet as of October 30, 2011.
Indemnification Obligations
The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations do not have a specific term. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to provide may exceed the amount received from the customer. The Company estimates the fair value of its indemnification obligations to be insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of October 30, 2011.
The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of October 30, 2011.
In connection with certain of the Company’s business acquisitions, the Company has also agreed to assume, or cause its subsidiaries to assume, the indemnification obligations of the acquired companies to their respective officers and directors. No liabilities have been recorded for these agreements as of October 30, 2011.
Warranties
The Company offers certain customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations.

Accordingly, the Company has no liabilities recorded for these warranties as of October 30, 2011. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.
Note 13.    Repurchase and Retirement of Common Stock
Effective January 31, 2011, the Company’s Board of Directors approved an increase in the Company’s stock buy-back program, authorizing the Company to purchase up to $30.0 million of its common stock, an increase of $10.0 million over the original authorization of $20.0 million announced in fiscal 2008.
During the second quarter of fiscal 2012, the Company used approximately $2.0 million to repurchase approximately 396,520 shares of its common stock in the open market. The repurchase prices ranged from $4.44 to $5.26 per share. The repurchased shares were retired immediately subsequent to the purchase.
During the first quarter of fiscal 2011, the Company used approximately $2.0 million to repurchase approximately 638,375 shares of its common stock in the open market. The repurchase prices ranged from $2.82 to $3.37 per share. The repurchased shares were retired immediately subsequent to the purchase.
Note 14.    Stock-Based Compensation
The stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Cost of revenue	$96	$577	$205	$848
Research and development expense	983	1,103	1,855	2,338
Sales and marketing expense	536	1,140	1,187	1,865
General and administrative expense	1,049	765	1,643	1,518
Total stock-based compensation expense	$2,664	$3,585	$4,890	$6,569
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

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Stock options	$473	$618	$880	$1,283
Restricted stock and restricted stock units	1,530	1,888	2,677	3,152
Employee stock purchase plan	661	1,079	1,333	2,134
Total stock-based compensation expense	$2,664	$3,585	$4,890	$6,569
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
The assumptions used in the Black-Scholes model and the weighted average grant date fair values per share were as follows:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Stock options:
Expected life (years)	3.98	3.90-3.98	3.96	3.90-4.00
Volatility	77%	71%	75%-77%	71%
Risk-free interest rate	0.36%-0.54%	0.67%-0.86%	0.36%-1.00%	0.67%-1.53%
Expected dividend yield	—%	—%	—%	—%
Weighted average grant date fair value	$2.90	$1.79	$3.16	$1.73
ESPP awards:
Expected life (years)	1.13	1.13	1.13	1.13
Volatility	65%	71%	65%	71%
Risk-free interest rate	0.11%	0.32%	0.11% - 0.20%	0.32%-0.43%
Expected dividend yield	—%	—%	—%	—%
Weighted average grant date fair value	$2.36	$1.39	$2.39	$1.38
As of October 30, 2011, there was approximately $4.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.72 years.
As of October 30, 2011, the Company had $4.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to the ESPP, which will be recognized over the remaining weighted average vesting period of approximately 1.13 years. Cash received from the purchase of shares under the ESPP was $2.7 million and $1.4 million for the six months ended October 30, 2011 and October 31, 2010, respectively.
Restricted Stock
Restricted stock was granted to employees at par value under the Company’s stock incentive plans and performance plans, or assumed in connection with an acquisition. In general, restricted stock vest over two to four years and are subject to the employees’ continuing service to the Company.
The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally two to four years.
As of October 30, 2011, the Company had $6.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.91 years.
Note 15.    Income Taxes
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company's estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company's interpretations of tax laws. The following table presents the provision for income taxes and the effective tax rates.

	Three months ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Income (loss) before income taxes	$3,391	$(2,807)	$3,710	$(5,734)
Benefit from (provision for) income taxes	(403)	93	(823)	(238)
Effective tax rate	11.9%	3.3%	22.2%	4.2%
The provision (benefit) for income taxes was $0.4 million and $(0.1) million for the three months ended October 30, 2011 and October 31, 2010, respectively, and $0.8 million and $0.2 million for the six months ended October 30, 2011 and October 31, 2010, respectively. The effective tax rates were 11.9% and 3.3% for the three months ended October 30, 2011 and October 31, 2010, respectively,and 22.2% and 4.2% for the six months ended October 30, 2011 and October 31, 2010, respectively. Overall, the tax provision for the three and six months ended October 30, 2011 is due to higher foreign withholding tax payments and less favorable return-to-provision adjustments in the foreign countries than the three and six month periods ended October 31, 2010. Several foreign countries had favorable return-to-provision adjustments resulting in an overall tax benefit of $(0.1) million and tax provision of $0.2 million for the three and six months ended October 31, 2010. In addition, the Company is in a full valuation allowance position in the U.S., thus the Company does not receive any tax benefit from making these foreign withholding tax payments.
The fluctuation in the effective tax rate is primarily driven by taxes on earnings from the Company's foreign subsidiaries. The Company's foreign subsidiaries are generally profitable due to the cost plus arrangements with the U.S. parent entity, thus taxable income is forecasted to be incurred for the Company's foreign operations regardless of consolidated results. The level of taxes on foreign earnings, combined with the change in the Company's consolidated operating results from losses for the three and six months ended October 31, 2010 ($2.8 million and $5.7 million, respectively) to profits for the three and six months ended October 30, 2011 ($3.4 million and $3.7 million, respectively) drove the increase in the effective tax rate.
The Company’s fiscal 2012 effective tax rate for the three months and six months ended October 30, 2011 differs from the combined federal and state statutory rate primarily due to changes in the Company's U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.
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
Revenue from North America, Europe, Japan and the Asia-Pacific region, which includes India, South Korea, Taiwan, Hong Kong and the People’s Republic of China, was as follows (in thousands, except for percentages shown):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
North America*	$26,553	$20,878	$49,860	$38,795
Europe	5,274	3,805	10,074	5,788
Japan	2,183	2,617	4,179	8,436
Asia-Pacific (excluding Japan)	4,273	6,626	9,476	13,463
	$38,283	$33,926	$73,589	$66,482

	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
North America*	69%	62%	68%	58%
Europe	14%	11%	13%	9%
Japan	6%	8%	6%	13%
Asia-Pacific (excluding Japan)	11%	19%	13%	20%
	100%	100%	100%	100%

*	Substantially all of the Company’s North America revenue is related to the United States for all periods presented.
For the three months ended October 30, 2011 and October 31, 2010, the Company had one customer that represented 13% and 15% of total revenue, respectively. For the six months ended October 30, 2011 and October 31, 2010, no customer represented 10% or more of total revenue. As of October 30, 2011, allowance for doubtful accounts was $0.2 million.

Note 17.    Related Party Transactions
The Company leases a facility, which is used as its data center, from one of its customers. The lease expires in fiscal 2014.
During the three and six months ended October 30, 2011, the Company recorded $0.2 million and $0.5 million of rent expense and recognized $0.7 million and $1.7 million from the sale of software licenses to this customer.
During the three and six months ended October 31, 2010, the Company recorded $0.2 million and $0.5 million of rent expense and recognized $1.7 million and $3.3 million from the sale of software licenses to this customer.
A member of the Company's Board of Directors during the first quarter of fiscal 2012 also serves as a Board member for a customer of Magma. Magma recognized $0.2 million in revenue during the first quarter of fiscal 2012 from the sale of software licenses to this customer.
A member of the Company's Board of Directors during the second quarter of fiscal 2012 also serves as a senior executive for a customer of Magma. Magma recognized $0.1 million in revenue during the second quarter of fiscal 2012 from the sale of software licenses to this customer.
Note 18.     Subsequent Events
Pending Merger With Synopsys
On November 30, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synopsys and Lotus Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Synopsys (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Synopsys (the “Merger”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company's common stock, other than treasury shares, shares held by Synopsys, Merger Sub or any wholly owned subsidiary of Synopsys or the Company and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $7.35 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, certain equity awards held by employees of the Company will be converted into cash equal to the difference between the Merger Consideration and the exercise price, if any, of such awards, while other equity awards held by employees of the Company will be assumed by Synopsys and converted into equity awards of Synopsys on substantially equivalent terms.
The Merger Agreement also includes customary termination rights for both the Company and Synopsys. Upon termination of the Merger Agreement in certain specified circumstances, including a termination by the Company in connection with the acceptance of a superior offer pursuant to the terms and conditions set forth in the Merger Agreement, the Company will be required to pay Synopsys a termination fee equal to $18 million and, in certain other circumstances, $27 million. Upon termination of the Merger Agreement in certain circumstances related to a failure to obtain regulatory approval as specified in the Merger Agreement, Synopsys will be required to pay the Company a reverse termination fee equal to $30 million.
Consummation of the Merger is subject to certain conditions to closing, including, among other things, (i) the affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock in favor of the adoption of the Merger Agreement, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any order enjoining or prohibiting the consummation of the Merger or of any law making consummation of the Merger illegal, (iv) the absence of any legal proceeding challenging or seeking to prohibit consummation of the Merger, (v) subject to certain materiality exceptions, the accuracy of the Company's representations and warranties in the Merger Agreement, (vi) the performance in all material respects of the Company's covenants in the Merger Agreement, and (vii) the absence of any material adverse effect with respect to the Company during the interim period between the execution of the Merger Agreement and consummation of the Merger. The Merger is not subject to a financing condition.
On December 5, 2011, the Company, the members of the Company's Board of Directors, Synopsys and Merger Sub, were named as defendants in a purported stockholder class action lawsuit that was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges, among other things, that the Company's directors breached their fiduciary duties to the Company's stockholders in negotiating and entering into the Merger Agreement and by agreeing to sell the Company at an unfair price, pursuant to an unfair process and pursuant to unreasonable terms, and that the Company, Synopsys and Merger Sub aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin consummation of the Merger. At this stage, it is not possible to predict the outcome of this proceeding or its impact on the Company. The Company believes the allegations made in this complaint are without merit and intends to vigorously defend this action.
The Merger is expected to close in the first half of calendar year 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with our condensed consolidated financial statements and results appearing elsewhere in this Quarterly Report on Form 10-Q and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, for the fiscal year ended May 1, 2011, as amended . Throughout this section, and elsewhere in this Form 10-Q, we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can often identify these and other forward-looking statements by terms such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such terms or other comparable terminology, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. These forward-looking statements include, but are not limited to:

•	our expectations regarding our proposed merger transaction with Synopsys, including the expected closing date of the proposed merger

•	our belief that our current facilities are adequate to support our current and near-term operations

•	our expectations about future revenue , including the product sources of such future revenue, and our belief that revenue fluctuations are a result of timing of customer purchases of service

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
During the second quarter of fiscal 2012, we recognized revenue of $38.3 million, an increase of 13% from the second quarter of fiscal 2011. License revenue for each of the quarters ended October 30, 2011 and October 31, 2010 accounted for approximately 83% and 79% of total revenue, respectively.
Pending Merger with Synopsys
On November 30, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synopsys, Inc. (“Synopsys”) and Lotus Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Synopsys (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, and we will continue as the surviving corporation and a wholly owned subsidiary of Synopsys (the “Merger”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock, other than treasury shares, shares held by Synopsys, Merger Sub or any wholly owned subsidiary of Synopsys or ours and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $7.35 in cash, without interest (the “Merger Consideration”). At the effective time of the Merger, certain equity awards held by our employees will be converted into cash equal to the difference between the Merger Consideration and the exercise price, if any, of such awards, while other equity awards held by our employees will be assumed by Synopsys and converted into equity awards of Synopsys on substantially equivalent terms.
The Merger Agreement also includes customary termination rights for both us and Synopsys. Upon termination of the Merger Agreement in certain specified circumstances, including a termination by us in connection with the acceptance of a superior offer pursuant to the terms and conditions set forth in the Merger Agreement, we will be required to pay Synopsys a termination fee equal to $18 million and, in certain other circumstances, $27 million. Upon termination of the Merger Agreement in certain circumstances related to a failure to obtain regulatory approval as specified in the Merger Agreement, Synopsys will be required to pay us a reverse termination fee equal to $30 million.
Consummation of the Merger is subject to certain conditions to closing, including, among other things, (i) the affirmative vote of the holders of a majority of the outstanding shares of our common stock in favor of the adoption of the Merger Agreement, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any order enjoining or prohibiting the consummation of the Merger or of any law making consummation of the Merger illegal, (iv) the absence of any legal proceeding challenging or seeking to prohibit consummation of the Merger, (v) subject to certain materiality exceptions, the accuracy of our representations and warranties in the Merger Agreement, (vi) the performance in all material respects of our covenants in the Merger Agreement, and (vii) the absence of any material adverse effect with respect to us during the interim period between the execution of the Merger Agreement and consummation of the Merger. The Merger is not subject to a financing condition.
The Merger is expected to close in the first half of calendar year 2012.
Global Markets
Recent market and economic conditions have been challenging, with tighter credit conditions and continued slow global economic growth through fiscal 2011 and the first half of fiscal 2012. Continued concerns about the global financial and banking system, systemic impact of inflation (or deflation), energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the global economy generally.
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
Revenue recognition
We recognize revenue on software arrangements involving multiple elements (such as software products, upgrades, enhancements, maintenance, installation and training) to be allocated to each element based on the relative fair values of the elements. The fair value of an element is based on evidence that is specific to us. If evidence of fair value does not exist for each element of a license arrangement and maintenance is the only undelivered element, then all revenue for the license arrangement is recognized over the term of the agreement. If evidence of fair value does exist for the elements that have not been delivered, but does not exist for one or more delivered elements, then revenue is recognized using the residual method, under which recognition of revenue for the undelivered elements is deferred and the residual license fee is immediately recognized as revenue for the elements delivered.
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
Change in Revenue Reporting
Beginning with the first quarter of fiscal 2012, we reported revenue and cost of revenue in the condensed consolidated statements of operations in two categories: licenses revenue and services revenue. Previously, revenue and cost of revenue were reported in three categories: licenses, bundled licenses and services, and services. We concluded that the results of the bundled licenses and services category of revenue do not indicate a material trend in the historical or future performance of our operations. Bundled licenses and services revenue and cost of revenue are divided into their component parts and included with either licenses or services. We allocated the established VSOE of services revenue included in bundled licenses revenue to services revenue in the condensed consolidated statement of operations. Presentation of prior period revenue and cost of revenue has been adjusted to conform to the current period.
This change for financial reporting purposes conforms to the presentation of revenue and cost of revenue for management reporting and analysis purposes in our Management's Discussion and Analysis of Financial Conditions and Results of Operations since the third quarter of fiscal 2009. Bundled licenses and services revenue was presented as a category of revenue due to our revenue recognition accounting policy. We offer various contractual terms to our customers in designing license agreements to accommodate customer preferences, which are unrelated to product performance and service requirements, order volume, or pricing. The contractual terms that result in the recognition of bundled licenses and services revenue are subject to customer preferences and have historically been inconsistently elected by customers. Moreover, revenue from existing long-term contracts frequently shifts between revenue categories, with no change in the aggregate revenues recognized from such contracts. Because customers can choose to purchase the same products as either bundled or unbundled, under the former presentation, customer choices in any quarter can create the appearance of revenue volatility that does not reflect the underlying substance. We believe that separating the bundled contracts into their respective components of licenses and services more clearly reflects the results of revenues by removing the distorting effects of changing customer preferences. We also noted the former presentation and disclosure was inconsistent with industry practice of our main competitors, which inhibits comparability, relevance and usefulness to users of the financial statements for purposes of making investment decisions.
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
As of October 30, 2011, one customer accounted for more than 10% of total receivables. We had an allowance of $0.2 million for doubtful accounts at October 30, 2011.
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
During the six months ended October 30, 2011, there were no triggering events that would indicate an impairment and cause us to conduct an impairment test.
Valuation of intangibles and long-lived assets
Our intangible assets include acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to six years). For assets to be held and used, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. Based on our review, as of October 30, 2011, no impairment is indicated.
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
Deferred tax assets and liabilities result primarily from temporary differences between book and tax valuation of assets and liabilities, as well as federal and state net operating loss and credit carryforwards. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that the recovery is not likely, we establish a valuation allowance. We consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years, future taxable income, and ongoing prudent and feasible tax planning strategies, in assessing the amount of the valuation allowance.
As of October 30, 2011, we believe it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, a valuation allowance against our U.S. net deferred tax assets is required. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.
Strategic investments in privately-held companies
Our strategic equity investments consist of preferred stock that is convertible into common stock of two privately-held companies. The carrying value of our portfolio of strategic equity investments totaled $0.5 million at October 30, 2011. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute on their business plans and how well their products are accepted, as well as their ability to obtain additional capital funding to continue operations.
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
We review all of our investments periodically for impairment; however, for non-marketable equity securities, the fair value analysis requires significant judgment. This analysis includes assessment of each investee’s financial condition, the business outlook for its products and technology, its projected results and cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise, such as when we hold contractual rights that give us a preference over the rights of other investors. As the equity markets have experienced volatility over the past few years, we have experienced substantial impairments in our portfolio of non-marketable equity securities. If equity market conditions do not improve, as companies within our portfolio attempt to raise additional funds, the funds may not be available to them, or they may receive lower valuations, with more onerous investment terms than in previous financings, and the investments will likely become impaired. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of individual impairments. We recorded impairment charges related to these non-marketable equity investments of $12,000 and $47,000 for the three and six months ended October 30, 2011, respectively. Similarly, we recorded impairment charges related to these non-marketable equity investments of $31,000 and $0.1 million for the three and six months ended October 31, 2010, respectively for our proportionate share in the net losses of the investee companies.
The investments are included in other long-term assets in the consolidated balance sheets. The carrying value of the Company’s strategic investments was as follows (in thousands):

	October 30, 2011	May 1, 2011
Non-Marketable Securities - Application of Equity Method	$484	$531
Total	$484	$531
During the fourth quarter of fiscal 2010, Synopsys, purchased 100% of the outstanding stock of Zerosoft, Inc., for $24.0 million in cash and future contingent cash payments. Our 35% ownership interest in Zerosoft, Inc. at the time of the sale resulted in $4.7 million in cash at closing and $4.3 million in contingent proceeds. The contingent proceeds consisted of a holdback amount equal to 10% of the initial consideration to be held in escrow and released for payment 15 months from the date of the agreement to secure the indemnification obligations of the sellers, and earnout consideration based upon the achievement of certain annual product performance improvement milestones for the three years subsequent to the sale agreement. The proceeds (net of expenses) of $4.6 million offset against the net book value of the investment of $1.4 million on the date of sale of the investment resulted in a net gain of $3.2 million, which was recorded in the statement of operations in other income. The holdback amount and earnout consideration are gain contingencies each representing incremental income and will be recognized if and when all contingencies are resolved. For the six months ended October 30, 2011, we did not receive any earnout consideration.
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
Revenue, cost of revenue and gross profit
The table below sets forth the fluctuations in revenue, cost of revenue and gross profit data by category as defined for management reporting and analysis purposes for the three and six months ended October 30, 2011 and October 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue
Ratable	$5,696	15%	$4,612	14%	$1,084	24%
Due & Payable	6,003	16%	16,349	48%	(10,346)	(63)%
Up-Front*	18,379	48%	4,332	13%	14,047	324%
Cash Receipts	1,473	4%	1,610	5%	(137)	(9)%
Total Licenses revenue	31,551	83%	26,903	79%	4,648	17%
Services revenue	6,732	17%	7,023	21%	(291)	(4)%
Total Revenue	38,283	100%	33,926	100%	4,357	13%
Cost of Revenue
License	542	1%	998	3%	(456)	(46)%
Services	4,011	10%	4,065	12%	(54)	(1)%
Total cost of sales	4,553	11%	5,063	15%	(510)	(10)%
Gross Profit	$33,730	89%	$28,863	85%	$4,867	17%

Six Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Revenue
Licenses revenue
Ratable	$11,392	16%	$10,954	16%	$438	4%
Due & Payable	21,114	29%	28,589	43%	(7,475)	(26)%
Up-Front*	20,906	28%	7,542	11%	13,364	177%
Cash Receipts	4,696	6%	4,157	7%	539	13%
Total Licenses revenue	58,108	79%	51,242	77%	6,866	13%
Services revenue	15,481	21%	15,240	23%	241	2%
Total Revenue	73,589	100%	66,482	100%	7,107	11%
Cost of Revenue
License	1,161	2%	1,934	3%	(773)	(40)%
Services	8,011	11%	7,871	12%	140	2%
Total cost of sales	9,172	13%	9,805	15%	(633)	(6)%
Gross Profit	$64,417	87%	$56,677	85%	$7,740	14%

*	Includes $8.8 million, or 23%, of revenue from new contracts in the second fiscal quarter of fiscal 2012 and $9.6 million, or 13%, of revenue from contracts signed in the second quarter.
We market our products and related services to customers in four geographic regions: North America (Domestic), Europe (including Europe, the Middle East and Africa), Japan, and Asia-Pacific (including India, South Korea, Taiwan, Hong Kong and the People’s Republic of China). Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenue is attributed to geographic areas based on the country in which the customer is domiciled. The table below sets forth geographic distribution of revenue data for the three and six months ended October 30, 2011 and October 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
North America	$26,553	69%	$20,878	62%	$5,675	27%
International:
Europe	5,274	14%	3,805	10%	1,469	39%
Japan	2,183	6%	2,617	8%	(434)	(17)%
Asia-Pacific (excluding Japan)	4,273	11%	6,626	20%	(2,353)	(36)%
Total international	11,730	31%	13,048	38%	(1,318)	(10)%
Total revenue	$38,283	100%	$33,926	100%	$4,357	13%

Six Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
North America	$49,860	68%	$38,795	58%	$11,065	29%
International:
Europe	10,074	13%	5,788	9%	4,286	74%
Japan	4,179	6%	8,436	13%	(4,257)	(50)%
Asia-Pacific (excluding Japan)	9,476	13%	13,463	20%	(3,987)	(30)%
Total international	23,729	32%	27,687	42%	(3,958)	(14)%
Total revenue	$73,589	100%	$66,482	100%	$7,107	11%
Revenue
Revenue for the three and six months ended October 30, 2011 was $38.3 million and $73.6 million, respectively, an increase of 13% and 11% from each of the three and six months ended October 31, 2010, respectively.
Licenses revenue increased by 17% and 13% in the three and six months ended October 30, 2011 as compared to the three and six months ended October 31, 2010. The increase in licenses revenue was due to enhanced versions of several existing products gaining initial market acceptance, combined with some improvement in economic conditions in the semiconductor industry, which resulted in an increase in customer spending.

•
Ratable and Due & Payable revenue combined decreased by $9.3 million, or 44%, and $7.0 million or 18% for the three and six months ended October 30, 2011, respectively as compared to the three and six months ended October 31, 2010. The decrease as a percentage of total revenue is the result of the mix and volume of revenue from backlog from long-term Ratable and Due & Payable contracts recognized during the quarter compared to Up-Front revenue. The mix and volume of contracts is primarily driven by customer requirements.

•
Up-Front revenue increased $14.0 million, or 324%, and $13.4 million or 177% for the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. The increase as a percent of total revenue is the result of the mix and volume of Up-Front revenue recognized during the quarter compared to revenue from backlog from long-term Ratable and Due & Payable contracts. The mix and volume of Up-Front revenue is related to specific customer contracts and included $8.8 million, or 23%, of revenue from new contracts signed in the second fiscal quarter of 2012 and $9.6 million or 13%, of revenue from contracts signed in second fiscal quarter of 2012.

•
Cash Receipts revenue decreased by $0.1 million and increased by $0.5 million during the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. The fluctuation is due to cash received from customers earlier classified as cash receipts.

Services revenue decreased by $0.3 million and increased by $0.2 million for the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. We believe the fluctuations were a result of the timing of customer’s purchase of services.
North America revenue increased by $5.7 million or 27% and $11.1 million or 29% during the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. The increase in the domestic revenue is due to the improvement in economic conditions in the semiconductor industry which resulted in an increase in customer spending.
International revenue decreased by $1.3 million or 10% and $4.0 million or 14% during the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. The decrease in international revenue was mainly due to a $4.3 million decrease in the revenue from Japan during the three and six months ended October 30,

2011. The revenue from Japan decreased due to consolidations in the semi-conductor industry involving certain of our customers, which was a result of global competition and efforts to improve efficiency and eliminate overlap. Revenue from the Asia-Pacific region decreased during the three and six months ended October 30, 2011 as compared to the three and six months ended October 31, 2010 due to the timing of revenue recognition.
One customer accounted for 10% or more of total revenue for each of the fiscal quarters ended October 30, 2011 and October 31, 2010.
Cost of Revenue
Cost of licenses revenue primarily consists of amortization of acquired developed technology and other intangible assets that are fixed in nature, variable expenses such as royalties, and allocated outside sales representative expenses.
Cost of licenses revenue decreased by $0.5 million, or 46% and $0.8 million, or 40% during the three and six months ended October 30, 2011, respectively, compared to the three and six months ended October 31, 2010, primarily due to the full amortization of significant intangible assets from prior acquisitions.
Cost of services revenue primarily consists of personnel and related costs to provide product support, training and consulting services. Cost of services revenue also includes stock-based compensation expenses and asset depreciation.
Cost of services revenue decreased by $0.1 million or 1% and increased by $0.1 million, or 2%, for the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010. The fluctuations were due to changes in consulting costs.
Operating expenses
The table below sets forth operating expense data for the three and six months ended October 30, 2011 and October 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$12,698	33%	$11,747	35%	$951	8%
Sales and marketing	11,481	30%	11,319	33%	162	1%
General and administrative	5,218	14%	4,625	14%	593	13%
Amortization of intangible assets	149	—%	289	1%	(140)	(48)%
Restructuring charges	520	1%	182	1%	338	186%
Total operating expenses	$30,066	78%	$28,162	84%	$1,904	7%

Six Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Operating Expenses
Research and development	$25,483	35%	$24,006	36%	$1,477	6%
Sales and marketing	21,891	30%	21,886	33%	5	—%
General and administrative	11,389	15%	9,315	14%	2,074	22%
Amortization of intangible assets	351	—%	545	1%	(194)	(36)%
Restructuring charges	1,246	2%	168	—%	1,078	642%
Total operating expenses	$60,360	82%	$55,920	84%	$4,440	8%
Research and development expense increased by $1.0 million, or 8%, in the three months ended October 30, 2011 as compared to the three months ended October 31, 2010. The increase was primarily due to an increase in payroll related expense of $1.1 million as a result of merit increases implemented at the beginning of fiscal 2012. The increase was also attributable to an increase of $0.2 million related to common expenses, such as information technology and facility related expenses. The increase was offset by a decrease in $0.3 million in consulting expenses.
Research and development expense increased by $1.5 million, or 6%, in the six months ended October 30, 2011 as compared to the six months ended October 31, 2010. The increase was primarily due to an increase in payroll related expense by $2.0 million as a result of merit increases implemented at the beginning of fiscal 2012. This increase was offset by a decrease of $0.3 million related to stock based compensation expenses and $0.2 million of consulting expenses.
Sales and marketing expense increased by $0.2 million, or 1%, in the three months ended October 30, 2011 as compared to the three months ended October 31, 2010. The increase was due to an increase in payroll related expense of $0.7 million due to merit increases implemented at the beginning of fiscal 2012. The increase is also attributable to an increase in bad debt expense of $0.2 million. These increases were offset by a decrease in stock based compensation of $0.6 million and a decrease in travel and entertainment expenses of $0.1 million.
Sales and marketing expense was essentially flat in the six months ended October 30, 2011 as compared to the six months ended October 31, 2010. During the six months ended October 30, 2011, commission expense increased by $1.0 million, bad debt expense increased by $0.2 million, and payroll related costs increased by $0.3 million due to merit increases implemented at the beginning of fiscal 2012. These increases were offset by a decrease in stock based compensation of $0.7 million, a decrease in travel and entertainment expenses of $0.3 million, a decrease in common expenses such as information and technology expense of $0.2 million and a decrease in pre-sales engineer costs of $0.3 million.
General and administrative expense increased by $0.6 million, or 13%, in the three months ended October 30, 2011, as compared to three months ended October 31, 2010. The increase was mainly due to the increase of $0.2 million in payroll related expenses due to merit increases implemented at the beginning of fiscal 2012, an increase of $0.3 million in stock based compensation and an increase of $0.1 million in additional legal and administrative costs incurred due to an investigation conducted by the Audit Committee of the Board of Directors of whistleblower allegations related to business expense reimbursements, executive and other employee compensation, and restructuring costs. The investigation was concluded in the first quarter of fiscal 2012.
General and administrative expense increased by $2.1 million, or 22%, in the six months ended October 30, 2011, as compared to six months ended October 31, 2010. The increase was mainly due to the increase of $0.5 million in payroll related expenses due to merit increases implemented at the beginning of fiscal 2012, an increase of $0.1 million in stock based compensation and an increase of $1.7 million in additional legal and administrative costs incurred due to the Audit Committee investigation referenced above. The increase was offset by a decrease in consulting expenses of $0.2 million.
Amortization of intangible assets decreased by $0.1 million, or 49%, and $0.2 million or 36%, during the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010, primarily due to several existing developed technologies and patents having been fully amortized prior to or during the three and six months ended October 30, 2011.
The intangible assets amortized include licensed technology, customer relationship or base, patents, customer contracts and trademarks that were identified in the purchase price allocation for each business combination and asset purchase transaction.
Restructuring charges increased by $0.3 million and $1.1 million, for the three and six months ended October 30, 2011, respectively, as compared to the three and six months ended October 31, 2010.
During the first quarter of fiscal 2012, we announced "SiliconOne," a major restructuring of our global go-to market strategy. The change in direction in product strategy to differentiated integrated vertical solutions requires the sales teams to be able to present multiple-product platform solutions that integrate with customer design flows, rather than selling individual products, a strategy which we have relied upon since our founding. Because substantially different skill sets along with changes to the structure and scope of the sales and marketing departments, are required to support the implementation of the new go-to-market strategy, we initiated a restructuring plan in the first quarter of fiscal 2012 ("FY 2012 Restructuring Plan").
The FY 2012 Restructuring Plan: (i) was approved and controlled by senior management; (ii) materially changed the manner in which we conduct our business; (iii) identified the number of positions and functions that were to be substantially modified, relocated or terminated; and (iv) identified the expected completion date for the changes required by the SiliconOne initiative. We determined that certain employees did not possess the capabilities and background necessary to ensure the success of the SiliconOne initiative. As a result, some of these employees were terminated and paid severance during the first half of fiscal 2012, resulting in a charge of $1.3 million to restructuring expense in connection with the FY 2012 Restructuring Plan. No other type of restructuring charge related to the FY 2012 Restructuring Plan was recorded during the first half of fiscal 2012.
In connection with the FY 2012 Restructuring Plan, we expect to incur additional severance and relocation costs during the third quarter of fiscal 2012. An accrual for additional costs has not been recorded because liabilities had not been incurred and the costs were not reasonably estimable at the end of the second quarter of fiscal 2012. Each severance and relocation arrangement under the FY 2012 Restructuring Plan is individually negotiated, and therefore the liability is not known until the offer is accepted by each employee. The FY 2012 Restructuring Plan is expected to be complete by the end of the third quarter of fiscal 2012.
In fiscal 2009, we initiated a restructuring plan (“FY 2009 Restructuring Plan”) designed to improve our cost structure and to better align our resources and improve operating efficiencies. In connection with the FY 2009 Restructuring Plan, we recorded a restructuring charge of $(0.1) million for the first quarter of fiscal 2012 related to a change in estimate for purchased software that was initially recorded at $0.7 million in the third quarter of fiscal 2011. The purchased software refers to our legacy customer relationship management tool ("CRM tool"), which we were contractually obligated to license through January 30, 2012 (the third quarter of fiscal 2012). During the first quarter of fiscal 2012, we negotiated a $0.1 million reduction in the final annual license fee due to the vendor of the CRM tool. Accordingly, we recorded a $0.1 million reduction to restructuring expense in the first quarter of fiscal 2012, the period the negotiations were completed. No other restructuring charges were recorded in connection with the FY 2009 Restructuring Plan during the first half of fiscal 2012.
Other items
The table below sets forth other data for the three and six months ended October 30, 2011 and October 31, 2010 (in thousands, except for percentage data):

Three Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Other income (expense), net
Interest income	$23	—%	$20	—%	$3	15%
Interest expense	(454)	(1)%	(537)	(2)%	83	(15)%
Inducement fees on conversion of notes	—	—%	(2,279)	(7)%	2,279	(100)%
Other income (expense), net	158	—%	(712)	(2)%	870	(122)%
Total other expense, net	$(273)	(1)%	$(3,508)	(10)%	$3,235	(92)%
Benefit from (provision for) income taxes	$(403)	(1)%	$93	—%	$(496)	(533)%

Six Months Ended:	October 30, 2011	% of Revenue	October 31, 2010	% of Revenue	Dollar Change	% Change
Other income (expense), net
Interest income	37	—%	49	—%	(12)	(24)%
Interest expense	(936)	(1)%	(1,343)	(2)%	407	(30)%
Valuation gain, net	—	—%	38	—%	(38)	(100)%
Loss on extinguishment of debt	—	—%	(2,093)	(3)%	2,093	(100)%
Inducement fees on conversion of notes	—	—%	(2,279)	(3)%	2,279	(100)%
Other income (expense), net	552	1%	(863)	(1)%	1,415	(164)%
Total other expense, net	(347)	—%	(6,491)	(9)%	6,144	(95)%
Benefit from (provision for) income taxes	(823)	1%	(238)	—%	(585)	246%
Interest income increased by 15% and decreased by 27% in the three and six months ended October 30, 2011, respectively, compared to the three and six months ended October 31, 2010, primarily due to the changes in the interest rates on investments in money market funds.
Interest expense primarily represents amortization of debt premium and issuance costs in connection with our 2014 Notes and interest on our term debt and line of credit facility.
Interest expense decreased by $0.1 million for the three months ended October 30, 2011, as compared to the three months ended October 31, 2010. During fiscal 2011, we repurchased $2.75 million of the 2014 Notes and converted $20.7 million of the 2014 Notes into common stock. The decrease in the principal amount of 2014 Notes resulted in a decrease in interest expense of $0.2 million. The decrease was offset by an increase in interest expense of $0.1 million due to additional term debt of $10.0 million in fiscal 2011 under our credit facility with Wells Fargo Capital, LLC.
Interest expense decreased by $0.4 million, or 30%, for the six months ended October 30, 2011, as compared to the six months ended October 31, 2010. During fiscal 2011, we repurchased $2.75 million of the 2014 Notes and converted $20.7 million of the 2014 Notes into common stock. The decrease in the principal amount of the 2014 Notes resulted in a decrease in the interest expense.
Valuation gain, net represented a net gain of $38,000 in the six months ended October 31, 2010. The gain was on the exercise of the put option on the ARS's held with UBS.
Loss on extinguishment of debt represents a loss incurred on the repurchase of $2.75 million of aggregate principal amount of the 2014 Notes for $4.8 million during the six months ended October 31, 2010.
Inducement fees on conversion of notes due in 2014 represents the fees incurred on the conversion of $20.7 million of aggregate principal amount of the 2014 Notes into 11.5 million shares of common stock during the six months ended October 31, 2010.
Other income (expense), net for the three months ended October 30, 2011 increased by $0.9 million as compared to the three months ended October 31, 2010. The increase was primarily due to research and development credits of $0.2 million received from the Dutch government during the three months ended October 30, 2011, as compared to $0.7 million in foreign currency losses incurred in the three months ended October 31, 2010.
Other income (expense), net for the six months ended October 30, 2011 increased by $1.4 million as compared to the six months ended October 31, 2010. The increase was primarily due to the receipt of contingent proceeds of $0.5 million that were held in escrow on the sale of our investment in Zerosoft, Inc. to Synopsys and $0.2 million received in research and development credits from the Dutch government during the six months ended October 30, 2011, as compared to $0.9 million in foreign exchange losses incurred in the six months ended October 31, 2010.
Provision for income taxes along with our effective tax rates for the periods presented follows:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Income (loss) before income taxes	$3,391	$(2,807)	$3,710	$(5,734)
Benefit from (provision for) income taxes	$(403)	$93	$(823)	$(238)
Effective tax rate	11.9%	3.3%	22.2%	4.2%
The provision (benefit) for income taxes was $0.4 million and $(0.1) million for the three months ended October 30, 2011 and October 31, 2010, respectively, and $0.8 million and $0.2 million for the six months ended October 30, 2011 and October 31, 2010, respectively. The effective tax rates were 11.9% and 3.3% for the three months ended October 30, 2011 and October 31, 2010, respectively, and 22.2% and 4.2% for the six months ended October 30, 2011 and October 31, 2010, respectively. Overall, the tax provision for the three and six months ended October 30, 2011 is due to higher foreign withholding tax payments and less favorable return-to-provision adjustments in the foreign countries than the three and six month periods ended October 31, 2010. Several foreign countries had favorable return-to-provision adjustments resulting in an overall tax benefit of $(0.1) million and tax provision of $0.2 million for the three and six months ended October 31, 2010, respectively. In addition, we are in a full valuation allowance position in the U.S., and thus we do not receive any tax benefit from making these foreign withholding tax payments.
The fluctuation in the effective tax rate is primarily driven by taxes on earnings from our foreign subsidiaries. Our foreign subsidiaries are generally profitable due to the cost plus arrangements with the U.S. parent entity, thus taxable income is forecasted to be incurred for our foreign operations regardless of consolidated results. The level of taxes on foreign earnings, combined with the change in our consolidated operating results from losses for the three and six months ended October 31, 2010 ($2.8 million and $5.7 million, respectively) to profits for the three and six months ended October 30, 2011 ($3.4 million and $3.7 million, respectively) drove the increase in the effective tax rate.
Our fiscal 2012 effective tax rate for the three months and six months ended October 30, 2011 differs from the combined federal and state statutory rate primarily due to changes in its U.S. valuation allowance, state taxes, foreign income taxed at other than U.S. rates, stock compensation expense, research and development credits and foreign withholding taxes.
We are in a net deferred tax asset position for which a full valuation allowance has been recorded against our U.S. net deferred tax assets. We will continue to provide a valuation allowance against our U.S. net deferred tax assets until it becomes more likely than not that the deferred tax assets are realizable. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis
We are subject to income taxes in the United States and in numerous foreign jurisdictions and in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to our historic tax obligations will vary from jurisdiction to jurisdiction. Our larger jurisdictions provide a statute of limitations ranging from three to six years. In the U.S., the statute of limitations remains open for fiscal years 2004 and forward. At October 30, 2011, we do not anticipate that our total unrecognized tax benefits will significantly change due to any settlement of examination or expiration of statute of limitations within the next twelve months. In addition, we do not believe that the ultimate settlement of these obligations will materially affect our liquidity.
Liquidity and Capital Resources
The table below sets forth cash and cash equivalents data as of October 30, 2011 and May 1, 2011, and cash flow data for the six months ended October 30, 2011 and October 31, 2010 (in thousands):

	October 30, 2011	May 1, 2011
Cash and cash equivalents	$50,809	$47,088

	Six Months Ended
	October 30, 2011	October 31, 2010
Net cash provided by operating activities	$6,411	$4,076
Net cash provided by (used in) investing activities	$(644)	$15,544
Net cash used in financing activities	$(2,068)	$(34,531)
Our cash and cash equivalents were approximately $50.8 million on October 30, 2011, an increase of $3.7 million, or 8%, from cash and cash equivalents of $47.1 million at May 1, 2011. The increase is primarily due to cash provided by operating activities of $6.4 million, offset by cash used in investing and financing activities of $(0.6) million and $(2.1) million, respectively.
We hold our cash and cash equivalents in the United States and in foreign accounts, primarily in Japan, the Netherlands and India. As of October 30, 2011, we held an aggregate of $40.9 million in cash and cash equivalents in the United States and an aggregate of $9.9 million in foreign accounts. If required for our operations in the United States, most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). We do not anticipate a need to repatriate these funds for use in our U.S. operations.
Net cash provided by operating activities
Net cash provided by operating activities increased by $2.3 million, or 57%, in the six months ended October 30, 2011, compared to the six months ended October 31, 2010, due to a decrease in expenses of $2.0 million and a decrease in accounts payable and accrued and other liabilities of $3.4 million, offset by a decrease in cash collected from customers of $2.6 million and a decrease in prepaid and other assets of $0.5 million.
Net cash provided by (used in) investing activities
Net cash provided by investing activities decreased by $16.2 million, or 104%, for the six months ended October 30, 2011 compared to the six months ended October 31, 2010. During the six months ended October 31, 2010, the cash inflow was mainly due to the receipt of $16.9 million in cash received on maturity of Auction Rate Securities, whereas during the six months ended October 30, 2011, we did not receive any cash on the sale of investments. The above decrease was offset by an increase in net cash received on sale of strategic investments of $0.8 million, a decrease in cash paid on business/asset acquisitions of $0.6 million and an increase in cash paid for the purchase of property and equipment of $0.7 million.
Net cash used in financing activities
Net cash used in financing activities decreased $32.5 million, or 94%, in the six months ended October 30, 2011, compared to the six months ended October 31, 2010. During the six months ended October 31, 2010, we paid $23.2 million in aggregate principal amount of the 2010 Notes; we also used $11.2 million to repay the UBS secured credit line. In addition to these payouts, we purchased 2014 Notes with an aggregate principal amount of $2.75 million for $4.8 million and incurred an inducement fee of $2.3 million on conversion of 2014 Notes with an aggregate principal amount of $20.7 million into 11.5 million shares of the Company's common stock. These payments were offset by the $9.3 million of cash received from term debt (net of repayment of installment and financing fee). In addition, cash from exercise of options increased by $2.0 million.
Capital resources
Cash and cash equivalents available for use aggregated a total of $50.8 million at October 30, 2011.
We believe that our existing cash and cash equivalents, our available borrowing and our operating cash flows will be sufficient to repay the current portion of our debt obligations, and to meet our anticipated operating and working capital requirements and fund our capital investments in the ordinary course of business for at least the next 12 months.
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

Revolving Loans and Term Debt
On March 19, 2010, we entered into a new four year credit facility with Wells Fargo Capital Finance, LLC. (as amended the “New Credit Facility”), which replaced our previous $15.0 million secured revolving line of credit facility with Wells Fargo Bank, N.A (the “Credit Facility”). The New Credit Facility provides for a revolving loan not to exceed $15.0 million and a term loan of $15.0 million (“Term Loan A”). The New Credit Facility is secured by a first priority security interest in all of our assets.
We subsequently executed three amendments in order to clarify certain administrative and operational aspects of the New Credit Facility. The amendments were executed in June 2010, July 2010 and September 2010, respectively, and did not materially alter the terms and conditions of the New Credit Facility. In October 2010, we executed a fourth amendment, which expanded the New Credit Facility with an additional term loan of $10.0 million (“Term Loan B”) and extended the maturity date to October 2014. In addition, on October 19, 2011, we executed a fifth amendment, which changed the LIBOR rate margin on Term Loan A as described below to 3.00% per annum and amended the repayment of quarterly installments for Term Loan A and Term Loan B as described below.
Under the New Credit Facility, beginning October 31, 2010, repayments of Term Loan A became payable in equal quarterly installments of $0.6 million and, in connection with the fifth amendment, such quarterly installment repayments decreased to $0.4 million effective October 31, 2011. Beginning April 30, 2011, repayments of Term Loan B became payable in equal quarterly installments of $0.4 million and, in connection with the fifth amendment, such quarterly installment repayments decreased to $0.3 million effective October 31, 2011.
Under the terms of the New Credit Facility, outstanding borrowings and letter of credit liabilities may not, at any time, exceed the greater of $40.0 million or 50% of all “post-contract support” revenues and “time based license fee” revenues for the preceding twelve-month period. These requirements could limit, but to date have not limited, our borrowing availability.
The revolving loan and Term Loan A bear interest at either a LIBOR rate or a base rate, at management's election, in each case determined as follows (plus a margin of 4.5% until October 1, 2011 and 3% after October 1, 2011): (A) if at a LIBOR rate, at a per annum rate equal to the greater of (i) 1.0% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the base rate, the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR rate plus 1.0% and (iii) the Wells Fargo prime rate. Term Loan B bears interest at either a LIBOR rate margin or a base rate, at management's election, in each case determined as follows (plus a margin of 3.0%): (A) if at a LIBOR rate, at a per annum rate equal to the greater of (i) 1.0% per annum and (ii) the one, two or three month LIBOR rate quoted by Bloomberg and (B) if at the base rate the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the three month LIBOR rate plus 1.0% and (iii) the Wells Fargo prime rate. In addition, we are required to pay fees of 0.5% per annum on the unused amount of the New Credit Facility, 2.5% per annum for each letter of credit issued and quarterly administrative fees of $10,000.
We are required to pay interest and fees monthly, with the outstanding principal amount plus all accrued but unpaid interest and fees payable in full at the maturity date of October 29, 2014.
The proceeds of the New Credit Facility have been used to refinance some of our existing indebtedness, including repayment of the Credit Facility and a portion of our 2010 Notes, and for general corporate purposes, including permitted acquisitions and permitted investments, capital expenditures, working capital, letters of credit, and fees and expenses associated with the New Credit Facility.
The New Credit Facility contains covenants that, among other things, limit our ability to create liens, merge, consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem capital stock and indebtedness, make certain investments, acquisitions and capital expenditures, enter into certain transactions with affiliates or change the nature of our business or cause or permit to exist any change of control (which includes consummation of the proposed merger transaction with Synopsys) described in Note 18 “Subsequent Events”. Events of default under the New Credit Facility include, but are not limited to, payment defaults, covenant defaults, breaches of representations and warranties, cross defaults to certain other material agreements and indebtedness, bankruptcy and other insolvency events, actual or asserted invalidity of security interests or loan documents.
The New Credit Facility also restricts our ability to pay dividends or make other distributions on our stock and requires that we comply with certain financial conditions.
As of October 30, 2011, there were letters of credit outstanding under the New Credit Facility of $2.1 million, which included two letters of credit totaling $1.7 million as a security deposit on the Company's lease for its corporate facility and an additional letter of credit of $0.4 million in connection with an eighteen month extension of the Company's lease agreement on September 28, 2011.
As of October 30, 2011, we had borrowed $25.0 million of term debt and had repaid the $2.6 million of Term Loan A and $1.0 million of Term Loan B. As of October 30, 2011, we had $12.9 million in unused revolving loans under the New Credit Facility.
As of October 30, 2011, we were in compliance with the financial covenants contained in the New Credit Facility.

Convertible notes
On September 11, 2009, we completed an exchange offer pursuant to which an aggregate principal amount of $26.7 million of our 2010 Notes were exchanged for $26.7 million principal amount of newly issued 2014 Notes. On May 15, 2010, we repaid the $23.2 million remaining outstanding balance of the 2010 Notes.
Our 2014 Notes mature on May 15, 2014 and bear interest at 6% per annum, with interest payable on May 15 and November 15 of each year, commencing May 15, 2010. The 2014 Notes are convertible into shares of our common stock at an initial conversion price of $1.80 per share. The 2014 Notes are unsecured senior indebtedness, which rank equally in right of payment to the New Credit Facility. The 2014 Notes are effectively subordinated in right of payment to the New Credit Facility, to the extent of the security interest held by Wells Fargo Bank in our assets. After May 15, 2013, we have the option to redeem the 2014 Notes for cash in an amount equal to 100% of the aggregate outstanding principal amount at the time of such redemption.
During the first quarter of fiscal 2011, we repurchased $2.75 million aggregate principal amount of the 2014 Notes, representing approximately 10.3% of the previously outstanding aggregate principal amount of the 2014 Notes, in private transactions. These purchases were funded from our working capital.
During the second quarter of fiscal 2011, we engaged in separately negotiated transactions with certain holders of our 2014 Notes. Pursuant to those transactions, the holders converted an aggregate principal amount of $20.7 million of the 2014 Notes, representing 77.5% of the previously outstanding aggregate principal amount, into 11.5 million shares of our common stock. We incurred an inducement fee of $2.3 million on conversion of the 2014 Notes.
As of October 30, 2011, approximately $3.25 million of the 2014 Notes remained outstanding and are convertible into approximately 1.8 million shares of our common stock. Under the terms of our Merger Agreement with Synopsys, we have agreed to use our commercially reasonable efforts to retire or cause to be converted all of the outstanding 2014 Notes concurrently with, or prior to, the closing of the Merger..
Contractual obligations
As of October 30, 2011, our principal contractual obligations are $38.8 million through the end of fiscal 2014. Contractual obligations consist of the operating leases on our office facilities of $6.7 million, $2.1 million in capital lease obligations for computer equipment, $3.2 million of purchase obligations, term loans of $21.4 million, $2.1 million in letters of credit, and $3.25 million in 2014 Notes. We have no material commitments for capital expenditures and we do not anticipate increase in our capital expenditures and lease commitments. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the normal course of business for which we have not received the goods or services as of October 30, 2011. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services. In addition, we have other arrangements for goods and services entered into in the normal course of business. These arrangements, however, are either unenforceable or not legally binding or are subject to change based on our business decisions.
Our acquisition agreements related to certain business combination and asset purchase transactions have obligated us to pay contingent cash consideration based on meeting certain financial or project milestones and continued employment of certain employees. As of October 30, 2011, we did not have any outstanding contingent cash considerations to be paid under our acquisition agreements. The earnout period on our acquisitions ended March 31, 2011.
Off-balance Sheet Arrangements
As of October 30, 2011, we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
Indemnification Obligations
We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have specified terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based on our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of October 30, 2011.
We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we retain directors' and officers' liability insurance that reduces our exposure and enables us to recover portions of amounts paid. As a result of our insurance coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, no liabilities have been recorded for these agreements as of October 30, 2011.
In connection with certain of our recent business acquisitions, we have also agreed to assume, or cause our subsidiaries to assume, the indemnification obligations of the acquired companies to their respective officers and directors. No liabilities have been recorded for these agreements as of October 30, 2011.
Warranties
We warrant to our customers that our products will conform to the documentation provided. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of October 30, 2011. We assess the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of October 30, 2011, a hypothetical 100 basis point increase in interest rates would not result in a material impact on the fair value of our cash equivalents.
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
Foreign Currency Exchange Rate Risk
A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we transact some portions of our business in various foreign currencies, primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As of October 30, 2011, we had approximately $8.4 million of cash and money market funds in foreign currencies. We enter into foreign currency forward contracts to mitigate exposure in movements between the U.S. dollar and foreign currencies. These transactions do not qualify for hedge accounting treatment. We recognize the gain and loss on foreign currency forward contracts in the same period as the remeasurement loss and gain of the related foreign currency-denominated exposures. In the six months ended October 30, 2011, net foreign exchange gain of $0.1 million was included in “Other (expense), net” in our consolidated statements of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. In arriving at this conclusion, management considered the results of the investigation overseen by the Audit Committee of the Board of Directors of whistleblower allegations related to business expense reimbursements, executive and other employee compensation, and restructuring costs. The investigation was concluded in the first quarter of fiscal 2012. The investigation was conducted by independent legal and accounting firms hired by the Audit Committee. We incurred approximately $2.0 million of costs, comprised solely of professional fees charged by the legal and accounting firms conducting the investigation and did not include any settlements or penalties. The deficiencies did not result in a misstatement of financial statements of any prior periods.
Changes in Internal Control over Financial Reporting
In the course of our investigation, certain deficiencies in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“internal controls”) were revealed in the following processes: (i) business expense reimbursements, (ii) documentation of Management by Objectives ("MBO") bonus accrual, and (iii) whistleblower process. We have reviewed the relevant internal controls and related compliance policies and procedures for remediation, including the review, expansion and formalization of policies relating to these processes and the enhancement of training of employees regarding compliance with these and other policies. In connection with this review, during the second quarter of fiscal 2012, we formally adopted new policies and procedures to remediate identified control weaknesses in our whistleblower process. Management also recently implemented additional policies and procedures to remediate control weaknesses in the business expense reimbursement and MBO bonus accrual processes and expects to report these deficiencies as remediated by the end of the third quarter of fiscal 2012. There were no other changes to our internal control over the financial reporting during the second fiscal quarter ended October 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are subject to certain legal proceedings and disputes that arise in the ordinary course of business. The number and significance of these legal proceedings and disputes may increase as our size changes. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. As a result, these legal proceedings and disputes could harm our business and have an adverse effect on our consolidated financial statements. However, the results of any litigation or dispute are inherently uncertain and, at October 30, 2011, no estimate could be made of the loss or range of loss, if any, from such litigation matters and disputes. Liabilities are recorded when a loss is probable and the amount can be reasonably estimated. No accrued legal settlement liabilities are recorded on the condensed consolidated balance sheet as of October 30, 2011 or May 1, 2011. Litigation settlement and legal fees are expensed in the period in which they are incurred.
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
The court entered a judgment in favor of Genesis and Magma on March 2, 2011, requiring that National Union pay $5.0 million plus prejudgment interest to Genesis. On April 1, 2011, National Union appealed the trial court's judgment to the Ninth Circuit Court of Appeals. National Union filed its opening brief on October 17, 2011 and the our reply brief is due December 12, 2011. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
On September 30, 2011, Golden Gate Technology filed a complaint in the United States District Court for the Northern District of California (Case No. CV 11-04862) alleging that the we infringed United States Patents Nos. 7,360,193 and 7,823,112 - Golden Gate Technology, Inc. v Magma Design Automation, United States District Court for the Northern District of California Action No. CV 11-04862.  The complaint was served on November 28, 2011 and our answer is currently due on December 19, 2011. The Complaint identifies our Talus product line as the alleged infringing instrumentality.  No trial date or pre-trial dates have been set.
On December 13, 2006, we initiated proceedings against Hubertus Maria Johannes Wilhelmus MULLENDERS, Kantoor Van den Boomen Beheer B.V., Kantoor Van den Boomen Accountants B.V., Kantoor Van den Boomen Salarisadviseurs B.V. Moore Stephens Van den Boomen B.V. in the District Court of in 's-Hertogenbosch in the Netherlands. We alleged that the defendants, who were providing accounting and taxation services to us, breached the duty of due care incumbent upon a reasonably competent and diligent professional acting in similar circumstances. On June 22, 2011 the court ordered Moore Stephens Van den Boomen to pay to us a sum of EUR 0.5 million to be increased by applicable statutory interest. On October 19, 2011, we, through counsel, received an amount of EUR 0.6 million or $0.9 million. Moore Stephens Van den Boomen is eligible to appeal the judgment and must file his statement of appeal no later than November 29, 2011, but is eligible for six week extensions under certain circumstances. After an appeal is filed, we will have six weeks to respond, subject to additional six week extensions under certain circumstances. Until a final judgment is granted, there can be no assurances about ultimate disposition of the litigation. The cash received has accounted in other current liabilities on the condensed consolidated balance sheet as of October 30, 2011.
On December 5, 2011, we, the members of our Board of Directors, Synopsys and Merger Sub, were named as defendants in a purported stockholder class action lawsuit that was filed in the Superior Court of the State of California, County of Santa Clara. The complaint alleges, among other things, that our directors breached their fiduciary duties to our stockholders in negotiating and entering into the Merger Agreement and by agreeing to sell us at an unfair price, pursuant to an unfair process and pursuant to unreasonable terms, and that we, Synopsys and Merger Sub aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin consummation of the Merger. At this stage, it is not possible to predict the outcome of this proceeding or its impact on us. We believe the allegations made in this complaint are without merit and intend to vigorously defend this action.

ITEM 1A.    RISK FACTORS
A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 1, 2011. Except for the addition of the first two risk factors below, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Form 10-K for the year ended May 1, 2011.
Our business faces many risks. The risk factors below describe the material risks to our business of which we are presently aware. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.
Failure to consummate or delay in consummating the Merger with Synopsys announced on November 30, 2011 for any reason could materially and adversely affect our operations and our stock price.
If the Merger with Synopsys is not consummated for any reason, including the failure of our stockholders to adopt the Merger Agreement or the failure to receive the required regulatory approvals, or if there is a delay in the consummation of the Merger, we will be subject to a number of material risks, including:

•	we could be required to pay to Synopsys a termination fee of $18 million or $27 million under certain circumstances as set forth in the Merger Agreement

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be consummated;

•	the possibility exists that certain key employees may terminate their employment with us as a result of the proposed Merger with Synopsys even if the proposed Merger is not ultimately consummated;

•
the possibility exists that certain customers, suppliers and other third parties we do business with may decide to terminate or reduce their business relationships with us or postpone or delay their orders with us as a result of the proposed Merger with Synopsys even if the Merger is not consummated; and

•
the diversion of management's attention away from our day-to-day business, limitations on the conduct of our business prior to completing the Merger, and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the Merger and the unavoidable disruption to our employees and our relationships with customers during the period prior to the consummation of the Merger, may make it difficult for us to regain our financial and market position if the Merger does not occur.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger.
Legal proceedings in connection with the Merger could delay or prevent the completion of the Merger.
A purported class action lawsuit has been filed by third parties challenging the proposed Merger and seeking, among other things, to enjoin the consummation of the Merger. One of the conditions to the closing of the Merger is that no governmental entity has enjoined the consummation of the Merger. If a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then the injunction may delay the Merger or prevent the Merger from being completed.
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
We are party to a $40.0 million credit facility with Wells Fargo Capital Finance, LLC, pursuant to which we had outstanding borrowings of $21.4 million of term loans and letters of credit totaling $2.1 million as of October 30, 2011. Our credit facility imposes various restrictions and covenants on us that limit our ability to incur or guarantee indebtedness, make investments, declare dividends or make distributions, acquire or merge into other entities (including consummation of the proposed Merger with Synopsys), sell substantial portions of our assets and grant security interests in our assets. In the future, we may incur additional indebtedness through arrangements such as credit agreements, term loans or the issuance of debt securities that may also impose similar restrictions and covenants. These restrictions and covenants limit, and any future covenants and restrictions may limit, our ability to respond to market conditions, make capital investments or take advantage of business opportunities. Any debt arrangements we enter into may require us to make regular interest or principal payments, which would adversely affect our results of operations.
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
We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts, both principal and interest, as they become due on the 6% Convertible Senior Notes due 2014 (the "2014 Notes") and under our credit facility with Wells Fargo Bank, N.A. We may not generate sufficient cash flow from operations to cover our anticipated debt service obligations, including making payments on any outstanding notes or our credit facility. Our ability to make principal and interest payments on our indebtedness will depend upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

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
We currently have, and will continue to have for the foreseeable future, a substantial amount of indebtedness. As of October 30, 2011, we had an aggregate principal amount of approximately $26.8 million in outstanding debt, which was comprised of $3.25 million aggregate principal amount of 2014 Notes, as well as $21.4 million of outstanding term loan borrowings and letters of credit totaling $2.1 million under our credit facility with Wells Fargo Capital Finance, LLC, which expires on October 29, 2014. If cash on hand and cash flow from operations are not sufficient to meet our working capital needs, capital requirements, and debt repayment obligations, we may need to incur additional indebtedness. Our outstanding indebtedness will also require us to use a substantial portion of our cash flow from operations to make debt service payments. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and which could cause a default under any other indebtedness then outstanding. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.
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
As of May 1, 2011, twenty four percent of our revenue backlog is variable based on volume of usage of our products by customers or includes specific future deliverables or is recognized as revenue on a cash receipts basis. Management has estimated variable usage based on customers' forecasts, but there can be no assurance that these estimates will be realized. In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and, as a result, we may not be able to recognize revenue from backlog as expected. If a customer defaults and fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Moreover, existing customers may seek to renegotiate preexisting contractual commitments due to adverse changes in their own businesses, which may increase if current economic conditions do not improve or worsen. Any material payment default by our customers or material renegotiation of preexisting contractual commitments could have a material adverse effect on our financial condition and results of operations.
To gain market share and maintain revenue, we must compete successfully against companies that hold a large share of the EDA market and competition is increasing among EDA vendors as customers tightly control their EDA spending and use fewer vendors to meet their needs.
We currently compete with companies that hold significant shares in the EDA market, such as Cadence Design Systems,

Synopsys, and Mentor Graphics Corporation. Each of these companies has a longer operating history and significantly greater financial, technical and marketing resources than we do, as well as greater name recognition and a larger installed customer base. Our competitors are better able to offer aggressive discounts on their products, a practice they often employ. Competition and corresponding pricing pressures among EDA vendors or other factors could cause the overall market for EDA products to have low growth rates, remain relatively flat or even decrease in terms of overall dollars. In addition, our competitors offer a more comprehensive range of products than we do. For example, we do not offer logic simulation, which can sometimes be an impediment to our winning a particular customer order. Our industry has traditionally viewed acquisitions as an effective strategy for growth, and our competitors' greater cash resources and higher market capitalization could give them a relative advantage over us in acquiring companies with promising new chip design products or companies that may be too large for us to acquire without a strain on our resources and liquidity.
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
Also, a variety of smaller companies continue to emerge, developing and introducing new products that may compete with our products. Any of these companies could become a significant competitor in the future. We also compete with the internal chip design automation development groups of our existing and potential customers. Therefore, these customers may not require, or may be reluctant to purchase, products offered by independent vendors.
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
We have faced lawsuits related to patent infringement and other claims in the past. For example, Synopsys previously filed various suits, including actions for patent infringement, against us. In addition, a putative stockholder class action lawsuit and a putative derivative lawsuit were filed against us. All claims brought against us by Synopsys have been fully resolved by a settlement and a license under the asserted patents, although other similar litigation involving Synopsys or other parties may follow. For another example, we currently face a lawsuit in which one of our insurers, Genesis Insurance Company, seeks the return of $5.0 million it paid towards the settlement of the putative stockholder and derivative lawsuits that arose out of the Synopsys patent infringement lawsuit. The case is pending and described in more detail in Part II, Item 1, “Legal Proceedings.” In the future, other parties may assert intellectual property infringement claims or other claims against us or our customers. We may have acquired or may in the future acquire software as a result of our acquisitions, and we could be subject to claims that such software infringes the intellectual property rights of third parties. We also license technology from certain third parties and could be subject to claims if the software that we license is deemed to infringe the rights of others. In addition, we are often involved in or threatened with commercial litigation unrelated to intellectual property infringement claims such as labor litigation and contract claims, and we may acquire companies that are actively engaged in such litigation.
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
We have a history of losses, except for fiscal 2003 and fiscal 2004, and we had an accumulated deficit of approximately $384.2 million as of October 30, 2011. If we continue to incur losses, the trading price of our stock may decline.
We had an accumulated deficit of approximately $384.2 million as of October 30, 2011. Except for fiscal 2003 and fiscal 2004, we incurred losses in all other fiscal years since our incorporation in 1997. If we incur losses in the future, or if we fail to achieve profitability at levels expected by securities analysts or investors, the market price of our common stock may decline. If we incur losses in the future, we may not be able to maintain or increase our number of employees or our investment in capital equipment, sales, marketing, and research and development programs.
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
Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. We devote a substantial portion of our resources to developing new products and enhancing our existing products, conducting product testing and quality assurance testing, improving our core technology and strengthening our technological expertise in the EDA market. We believe that we must continue to devote substantial resources to our research and development efforts to maintain and improve our competitive position. Our research and development expenditures for the first half of fiscal 2012 and for fiscal year 2011 was $25.5 million and $49.9 million, respectively. If we are required to invest significantly greater resources than anticipated in research and development efforts in the future, our operating expenses would increase, which could negatively affect our operating results. If these increased efforts do not result in a corresponding increase in revenue, our operating results could decline. Further, research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development, and these investments may be independent of our level of revenue, which could negatively affect our operating results.
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
We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify certain of our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations continue over the software license period, and are perpetual in some instances. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate that the fair value of our indemnification obligations are insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have no liabilities recorded for indemnification under these agreements as of October 30, 2011. If an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.
We have entered into certain indemnification agreements whereby certain of our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. Additionally, in connection with certain of our recent business acquisitions, we agreed to assume, or cause our subsidiaries to assume, indemnification obligations to the officers and directors of the acquired companies. While we have directors and officers insurance that reduces our exposure and enables us to recover a portion of any future amounts paid pursuant to our indemnification obligations to our officers and directors, the maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, as a result of our directors and officers insurance coverage and our belief that our estimated potential exposure to our officers and directors for indemnification liabilities is minimal, no liabilities have been recorded for these agreements as of October 30, 2011. Therefore, if an indemnification event were to occur, we might not have enough funds to pay our indemnification obligations. Further, any material indemnification payment could have a material adverse effect on our financial condition and the results of our operations.
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
In the first half of fiscal 2012, we generated 32% of our total revenue from sales outside North America, as compared to 42% during the first half of fiscal 2011.
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
While most of our international sales to date have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to such foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. This exposure is primarily related to a portion of revenue in Japan and operating expenses in Europe, Japan and Asia-Pacific, which are denominated in the respective local currencies. As of October 30, 2011, we had approximately $8.4 million of cash and money market funds in foreign currencies. We enter into foreign exchange forward contracts to mitigate the effects of our currency exposure risk for foreign currency transactions. While we assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis, our assessments may prove incorrect. Therefore, movements in exchange rates could negatively impact our business operating results and financial condition.
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
As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, including rules to implement the Dodd-Frank Wall Street Reform and Protection Act passed by Congress, required changes in the corporate governance practices of public companies, which increase our legal and financial compliance costs and result in a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, we have incurred and will continue to incur administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent registered public accounting firm.
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
In addition, the indenture for the 2014 Notes provides that a change in control will be deemed to have occurred under the 2014 Notes if at any time after the issuance of such notes, the “continuing directors” do not constitute a majority of our Board of Directors. In such event, the holders of the 2014 Notes will have the right to require us to purchase all or any part of their 2014 Notes as of a date that is 30 business days after the occurrence of the change in control. This provision could limit the ability of our stockholders to elect directors whose nomination for election by our stockholders is not duly approved by the vote of a majority of our current directors. The indenture for the 2014 Notes also provides that a change in control will be deemed to have occurred under certain circumstances relating to a merger or sale of assets of our company (including the proposed Merger with Synopsys). In such event, the holders of the 2014 Notes will have the right to require us to purchase all or any part of their 2014 Notes, which could discourage, delay or prevent a change in control of our company.
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
There may be dilution to our current stockholders upon achievement of various milestones pursuant to future acquisitions we may make.
There may be dilution to our current stockholders upon achievement of various milestones pursuant to future acquisitions we may make. Such dilution would also dilute the voting power and ownership interest of our existing stockholders and could cause the market price of our common stock to decline and could increase the fluctuations in our stock price.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows repurchases of shares of our common stock in the second quarter of fiscal 2012. These share repurchases were made under our stock repurchase program originally announced in February 2008 and increased by our board of directors in January 2011, which authorizes the repurchase of up to $30 million of our outstanding shares of common stock from time to time. Repurchases may take place on the open market at prevailing market prices or in privately negotiated transactions from time to time based upon market and business conditions

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total number of shares purchased as part of Publicly announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the Plans or Programs
August 1 - August 31, 2011	101,520	$4.45	101,520	$19,281,728
September 1 - September 30, 2011	295,000	5.26	295,000	$17,730,498
October 1 - October 30, 2011	—	—	—	—
	396,520	$5.05	396,520

ITEM 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith	Filed Herewith
2.1*	Agreement and Plan of Merger, dated November 30 2011, by and among Synopsys, Inc., Lotus Acquisition Corp. and the Registrant	8-K	000-33213	2.1	December 1, 2011

2.2	Form of Support Agreement, dated November 30, 2011, between Synopsys, Inc. and each of the directors and the Chief Financial Officer of the Registrant	8-K	000-33213	2.2	December 1, 2011

10.35	Amendment Number Five to Credit Agreement and Consent, dated as of October 19, 2011, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance						X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document**					X

101.SCH	XBRL Taxonomy Extension Schema Document**					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X

101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document**					X

101.PRE	XBRL Taxonomy Extension Calculation Linkbase Document**					X

101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document**					X
* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to supplementally furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. In addition, this agreement contains representations, warranties and covenants that were made solely for purposes of the agreement and the benefit of the parties to the agreement and (i) are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the agreement, including information contained in confidential disclosure schedules that the parties exchanged in connection with signing the agreement, (ii) were only made as of a specific date, (iii) may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters of fact, and (iv) may be affected by subsequent information that may not be fully reflected in the Registrant's public disclosures. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not deemed part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGMA DESIGN AUTOMATION, INC.

Dated:	December 8, 2011	/s/ Peter S. Teshima
Peter S. Teshima
Corporate Vice President—Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX
TO
MAGMA DESIGN AUTOMATION, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 30, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith	Filed Herewith
2.1*	Agreement and Plan of Merger, dated November 30 2011, by and among Synopsys, Inc., Lotus Acquisition Corp. and the Registrant	8-K	000-33213	2.1	December 1, 2011
2.2	Form of Support Agreement, dated November 30, 2011, between Synopsys, Inc. and each of the directors and the Chief Financial Officer of the Registrant	8-K	000-33213	2.2	December 1, 2011
10.35	Amendment Number Five to Credit Agreement and Consent, dated as of October 19, 2011, by and between the lenders identified therein, the Registrant and Wells Fargo Capital Finance						X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document**					X
101.SCH	XBRL Taxonomy Extension Schema Document**					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.PRE	XBRL Taxonomy Extension Calculation Linkbase Document**					X
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document**					X
* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to supplementally furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission. In addition, this agreement contains representations, warranties and covenants that were made solely for purposes of the agreement and the benefit of the parties to the agreement and (i) are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the agreement, including information contained in confidential disclosure schedules that the parties exchanged in connection with signing the agreement, (ii) were only made as of a specific date, (iii) may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters of fact, and (iv) may be affected by subsequent information that may not be fully reflected in the Registrant's public disclosures. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not deemed part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.